Form 10-Q
period 2012-06-30
Hamilton Bancorp, Inc.
filed 2012-09-27
CIK 1551739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from          to

Commission File No. 333-182151

Hamilton Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	46-0543309
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

501 Fairmount Avenue, Suite 200, Towson, Maryland	21286
(Address of Principal Executive Offices)	Zip Code

(410) 823-4510

(Registrant’s telephone number)

N/A

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES   ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES   ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

No shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of September     , 2012.

Hamilton Bancorp, Inc.

Form 10-Q

EXPLANATORY NOTE

Hamilton Bancorp, Inc., a Maryland corporation (the “Company”), was formed on June 7, 2012 to serve as the stock holding company for Hamilton Bank (the “Bank”) as part of the Bank’s mutual-to-stock conversion. As of June 30, 2012, the conversion had not been completed, and, as of that date, the Company had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of the Bank is included in this Quarterly Report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HAMILTON BANK

Balance Sheets

June 30, 2012 and March 31, 2012

	June 30, 2012	March 31, 2012
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$8,992,759	$4,278,096
Federal funds sold and Federal Home Loan Bank deposit	13,954,453	12,774,444
Interest-bearing deposits in other banks	18,015,744	18,197,008

Cash and cash equivalents	40,962,956	35,249,548
Certificates of deposit in other banks	—	248,000
Investment securities available for sale	90,486,428	94,830,376
Loans, less allowance for loan losses of $2,106,754 and $3,552,364	165,630,870	169,904,425
Premises and equipment	2,513,180	2,518,804
Foreclosed real estate	1,183,647	755,659
Accrued interest receivable	906,749	936,283
Federal Home Loan Bank stock, at cost	489,400	501,900
Investment in limited liability company	50,270	50,270
Bank-owned life insurance	8,380,665	8,307,075
Deferred income taxes	1,001,253	1,100,145
Goodwill and other intangible assets	2,914,349	2,928,098
Other assets	1,231,792	1,137,774

	$315,751,559	$318,468,357

Liabilities and Equity
Noninterest-bearing deposits	$11,889,993	$11,763,141
Interest-bearing deposits	265,388,583	269,251,661

Total deposits	277,278,576	281,014,802
Advance payments by borrowers for taxes and insurance	1,463,637	906,854
Income taxes payable	375,543	278,543
Other liabilities	1,194,040	1,203,405

Total liabilities	280,311,796	283,403,604

Commitments and contingencies	—	—

Equity
Retained earnings	34,657,092	34,433,899
Accumulated other comprehensive income	782,671	630,854

Total equity	35,439,763	35,064,753

Total liabilities and equity	$315,751,559	$318,468,357

The accompanying notes are an integral part of these financial statements

HAMILTON BANK

Statements of Income (Unaudited)

Three Months Ended June 30, 2012 and 2011

	Three Months Ended June 30,
	2012	2011
Interest and dividend revenue
Loans, including fees	$2,342,537	$2,580,336
U.S. government agency securities	74,430	202,871
Mortgage-backed securities	433,900	494,813
Federal funds sold and other bank deposits	15,391	25,338

Total interest and dividend revenue	2,866,258	3,303,358

Interest expense
Deposits	788,822	1,101,913

Net Interest Income	2,077,436	2,201,445
Provision for Loan Losses	58,000	98,278

Net Interest Income after Provision For Loan Losses	2,019,436	2,103,167

Noninterest revenue
Service charges	75,534	51,399
Gain on sale of investment securities	51,212	2,334
Gain on sale of loans held for sale	6,468	3,291
Earnings on bank-owned life insurance	73,591	79,457
Other	1,781	11,248

Total noninterest revenue	208,586	147,729

Noninterest expenses
Salaries	694,077	621,003
Employee benefits	272,070	270,544
Occupancy	211,824	163,259
Advertising	103,141	47,636
Furniture and equipment	75,625	108,258
Data processing	135,476	97,205
Professional services	44,010	42,000
Deposit insurance premiums	77,211	107,541
Other operating	294,395	254,029

Total noninterest expenses	1,907,829	1,711,475

Income Before Income Taxes	320,193	539,421

Income Tax Expense	97,000	181,000

Net Income	$223,193	$358,421

The accompanying notes are an integral part of these financial statements

HAMILTON BANK

Statements of Comprehensive Income (Unaudited)

Three Months Ended June 30, 2012 and 2011

	Three Months Ended June 30,
	2012	2011
Net Income	$223,193	$358,421
Other Comprehensive Income:
Unrealized gain on investment securities available for sale	301,921	1,257,416
Reclassification adjustment for realized gain on investment securities available for sale included in net income	(51,212)	(2,334)

Total unrealized gain on investment securities available for sale	250,709	1,255,082
Income tax expense relating to investment securities available for sale	98,892	495,067

Other comprehensive income	151,817	760,015

Total Comprehensive Income	$375,010	$1,118,436

The accompanying notes are an integral part of these financial statements

Hamilton Bank

Statements of Changes in Equity (Unaudited)

Three Months Ended June 30, 2012 and 2011

	Retained earnings	Accumulated other comprehensive income	Total
Balance, March 31, 2011	$34,302,880	$(211,429)	$34,091,451

Net income	358,421	—	358,421
Unrealized gain on investment securities available for sale, net of income taxes of $495,067	—	760,015	760,015

Balance, June 30, 2011	$34,661,301	$548,586	$35,209,887

Balance, March 31, 2012	$34,433,899	$630,854	$35,064,753
Net income	223,193	—	223,193
Unrealized gain on investment securities available for sale, net of income taxes of $98,892	—	151,817	151,817

Balance, June 30, 2012	$34,657,092	$782,671	$35,439,763

The accompanying notes are an integral part of these financial statements

Hamilton Bank

Statements of Cash Flows (Unaudited)

Three Months Ended June 30, 2012 and 2011

	Three Months Ended June 30,
	2012	2011
Cash flows from Operating Activities:
Interest received	$3,161,798	$3,302,954
Fees and commissions received	77,316	62,647
Interest paid	(807,509)	(1,144,778)
Cash paid to suppliers and employees	(1,909,494)	(1,919,579)
Origination of loans held for sale	(879,000)	(271,024)
Proceeds from sale of loans held for sale	885,468	274,315
Income taxes paid	—	(466,963)

Net cash provided (used) by operating activities	528,579	(162,428)

Cash flows from Investing Activities
Proceeds from maturities of certificates of deposit	248,000	—
Proceeds from sale of securities available for sale	4,077,986	1,823,748
Proceeds from maturing and called securities available for sale, including principal pay downs	16,094,226	8,158,291
Purchase of investment securities available for sale	(15,754,973)	(13,366,008)
Purchase of Federal Home Loan Bank stock	12,500	1,600
Loans made, net of principal repayments	3,750,191	1,136,522
Purchase of premises and equipment	(79,658)	(52,872)

Net cash provided (used) by investing activities	8,348,272	(2,298,719)

Cash flows from Financing Activities
Net increase (decrease) in
Deposits	(3,720,226)	(6,531,879)
Advances by borrowers for taxes and insurance	556,783	681,077

Net cash used by financing activities	(3,163,443)	(5,850,802)

Net increase (decrease) in cash and cash equivalents	5,713,408	(8,311,949)
Cash and cash equivalents at beginning of year	35,249,548	39,473,433

Cash and cash equivalents at end of year	$40,962,956	$31,161,484

The accompanying notes are an integral part of these financial statements

Hamilton Bank

Statements of Cash Flows (Continued)

	Three Months Ended June 30,
	2012	2011
Reconciliation of net income to net cash provided (used) by operating activities
Net income	$223,193	$358,421
Adjustments to reconcile net income to net cash provided (used) by operating activities
Amortization of premiums on securities	228,631	126,919
Gain on sale of investment securities	(51,212)	(2,334)
Loan premium amortization	5,750	5,750
Deposit premium amortization	(16,000)	(42,000)
Core deposit intangible asset amortization	13,749	17,000
Premises and equipment depreciation and amortization	85,282	60,461
Provision for loan losses	58,000	98,278
Decrease (increase) in
Accrued interest receivable	29,534	(102,759)
Cash surrender value of life insurance	(73,590)	(79,457)
Other assets	(94,018)	164,145
Increase (decrease) in
Accrued interest payable	(2,687)	(865)
Income taxes payable	97,000	(285,964)
Deferred loan origination fees	31,625	(30,314)
Other liabilities	(6,678)	(449,709)

Net cash provided (used) by operating activities	$528,579	$(162,428)

Noncash investing activity
Real estate acquired through foreclosure	$427,988	$—

The accompanying notes are an integral part of these financial statements

Hamilton Bank

Form 10-Q

Notes to Financial Statements

Note 1. Basis of Financial Statement Presentation

The unaudited financial statements include the accounts of Hamilton Bank (the “Bank”).

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Bank as of June 30, 2012 and March 31, 2012, and the results of its operations for the three months ended June 30, 2012 and 2011. These financial statements should be read in conjunction with the financial statements of the Bank for the year ended March 31, 2012 included as part of Hamilton Bancorp, Inc.’s Prospectus dated August 13, 2012 as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on August 22, 2012 (the “Prospectus”).

The results of operations for the three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and footnotes thereto included in the Prospectus.

Management has evaluated events and transactions subsequent to June 30, 2012 through September 26, 2012, the date these financial statements were issued. No significant subsequent events were identified that would affect the presentation of the financial statements.

Note 2. New Accounting Pronouncements

Recent Accounting Pronouncements

ASU No. 2011-03, “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 became effective for Hamilton on April 1, 2012, and is not expected to have a significant impact on our financial statements.

ASU 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 became effective for Hamilton on April 1, 2012, and is not expected to have a significant impact on our financial statements.

ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in

Hamilton Bank

Notes to Financial Statements (Continued)

two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 became effective for Hamilton on April 1, 2012; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” as further discussed below. In connection with the application of ASU 2011-05, our financial statements include separate statements of comprehensive income.

ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350) - Testing Goodwill for Impairment.” ASU 2011-08 amends Topic 350, “Intangibles – Goodwill and Other,” to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 became effective for Hamilton on April 1, 2012, and is not expected to have a significant impact on our financial statements.

ASU 2011-11, “Balance Sheet (Topic 210) - “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on April 1, 2013, and is not expected to have a significant impact on our financial statements.

ASU 2011-12 “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 became effective for Hamilton on April 1, 2012 and is not expected to have a significant impact on our financial statements.

Note 3. Goodwill and Other Intangible Assets

On December 4, 2009, the Bank acquired a branch office in Pasadena, Maryland from K Bank. The Bank paid premiums of $653,000 and $92,000 for the certificates of deposit and loans that were acquired, respectively. The premiums are being amortized over four years, which is the estimated lives of the certificates and loans. The Bank also purchased $757,639 of premises and equipment, which includes the building, land, and equipment. In addition, the Bank recorded goodwill totaling $2,664,432 and identifiable intangibles (core deposit intangible) totaling $434,000. The goodwill is deductible for tax purposes.

Hamilton Bank

Notes to Financial Statements (Continued)

The activity in goodwill and acquired intangible assets related to the branch purchase is as follows:

	Goodwill	Core deposit intangible
Balance March 31, 2011	$2,664,432	$327,333
Acquired during the three months ended	—	—
Amortization	—	(17,000)

Balance June 30, 2011	$2,664,432	$310,333

	Goodwill	Core deposit intangible
Balance March 31, 2012	$2,664,432	$263,666
Acquired during the three months ended	—	—
Amortization	—	(13,749)

Balance June 30, 2012	$2,664,432	$249,917

Note 4. Investment Securities Available for Sale

The amortized cost and fair value of securities at June 30, 2012 and March 31, 2012, are summarized as follows:

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities available for sale:
U.S. government agency	$10,123,393	$99,433	$22,184	$10,200,642
Mortgage-backed	79,063,858	1,410,294	190,116	80,284,036

	89,187,251	1,509,727	212,300	90,484,678
FHLMC stock	6,681	—	4,931	1,750

	$89,193,932	$1,509,727	$217,231	$90,486,428

March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities available for sale:
U.S. government agency	$18,766,086	$118,981	$64,504	$18,820,563
Mortgage-backed	75,015,823	1,249,592	257,177	76,008,238

	93,781,909	1,368,573	321,681	94,828,801
FHLMC stock	6,681	—	5,106	1,575

	$93,788,590	$1,368,573	$326,787	$94,830,376

Hamilton Bank

Notes to Financial Statements (Continued)

Proceeds from sales of investment securities were $4,077,986 and $1,823,748 during the three months ended June 30, 2012 and 2011, respectively, with gains of $51,212 and no losses for the three months ended June 30, 2012 and gains of $2,334 and no losses for the three months ended June 30, 2011.

As of June 30, 2012, the Bank had pledged one security to the Federal Reserve Bank with a book value of $653,170 and a fair value of $704,378.

As of June 30, 2012 and March 31, 2012, all mortgage-backed securities are backed by U.S. Government Sponsored Enterprises (GSE’s).

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2012 and March 31, 2012 follow. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available-for-Sale
	June 30, 2012		March 31, 2012
	Amortized cost	Fair value	Amortized cost	Fair value
Maturing Within one year	$3,514,885	$3,501,347	$1,012,984	$1,018,605
Over one to five years	2,616,561	2,697,159	3,711,405	3,800,596
Over five to ten years	3,991,947	4,002,136	5,991,697	5,990,794
Over ten years	—	—	8,050,000	8,010,568
Mortgage-backed, in monthly installments	79,063,858	80,284,036	75,015,823	76,008,238

	$89,187,251	$90,484,678	$93,781,909	$94,828,801

The following table presents the Bank’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position at June 30, 2012.

	Less than 12 months		12 months or longer		Total
	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value
U.S. government agency obligations	$22,184	$1,977,816	$—	$—	$22,184	$1,977,816
Mortgage-backed	186,080	20,351,156	4,036	196,831	190,116	20,547,987
FHLMC stock	—	—	4,931	1,750	4,931	1,750

	$208,264	$22,328,972	$8,967	$198,581	$217,231	$22,527,553

Hamilton Bank

Notes to Financial Statements (Continued)

The unrealized losses are considered temporary because the impairment in value is caused by fluctuation in the current interest rate market. These securities are expected to be redeemed at par at maturity.

Note 5. Loans Receivable and Allowance for Loan Losses

Loans receivable consist of the following at June 30, 2012 and March 31, 2012:

	June 30, 2012	March 31, 2012
Real estate loans:
One to four family:
Residential	$74,609,307	$76,687,365
Investor	17,053,542	17,265,202
Commercial	30,658,487	31,017,798
Construction	3,287,610	3,865,397
Commercial	25,351,322	27,158,449
Home equity loans	15,732,244	16,343,508
Consumer	1,144,350	1,180,933

	167,836,862	173,518,652
Premium on loans purchased	32,584	38,334
Net deferred loan origination fees and costs	(131,822)	(100,197)
Allowance for loan losses	(2,106,754)	(3,552,364)

	$165,630,870	$169,904,425

Residential lending is generally considered to involve less risk than other forms of lending, although payment experience on these loans is dependent on economic and market conditions in the Bank’s lending area. Construction loan repayments are generally dependent on the related properties or the financial condition of its borrower or guarantor. Accordingly, repayment of such loans can be more susceptible to adverse conditions in the real estate market and the regional economy.

A substantial portion of the Bank’s loan portfolio is mortgage loans secured by residential and commercial real estate properties located in the Baltimore metropolitan area. Loans are extended only after evaluation of a customer’s creditworthiness and other relevant factors on a case-by-case basis. The Bank generally does not lend more than 90% of the appraised value of a property and requires private mortgage insurance on residential mortgages with loan-to-value ratios in excess of 80%. In addition, the Bank generally obtains personal guarantees of repayment from borrowers and/or others for construction loans and disburses the proceeds of those and similar loans only as work progresses on the related projects.

Hamilton Bank

Notes to Financial Statements (Continued)

The following tables set forth for the three months ended June 30, 2012 and for the year ended March 31, 2012, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments. There were no recoveries during the three months ended June 30, 2012 and the year ended March 31, 2012.

						Allowance		Loan Balance
Three months ended June 30, 2012:	Allowance 3/31/2012	Provision for loan losses	Charge offs	Recoveries	Allowance 6/30/2012	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans
One to four family	$342,905	$29,408	$73,431	$—	$298,882	$71,034	$227,848	$1,313,221	$90,349,628
Commercial	879,698	152,169	488,772	—	543,095	—	543,095	1,641,343	29,017,144
Construction	1,047,658	(293,586)	337,076	—	416,996	416,996	—	3,287,610	—
Commercial	1,231,723	170,237	592,963	—	808,997	200,000	608,997	1,361,501	23,989,821
Home Equity Loans	41,829	2,085	5,330	—	38,584	—	38,584	—	15,732,244
Consumer	270	5,968	6,038	—	200	—	200	—	1,144,350
Unallocated	8,281	(8,281)	—	—	—	—	—	—	—

	$3,552,364	$58,000	$1,503,610	$—	$2,106,754	$688,030	$1,418,724	$7,603,675	$160,233,187

						Allowance		Loan Balance
Year ended March 31, 2012:	Allowance 3/31/2011	Provision for loan losses	Charge offs	Recoveries	Allowance 3/31/2012	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans
One to four family	$652,459	$27,354	$336,908	$—	$342,905	$72,999	$269,906	$1,945,248	$92,007,319
Commercial	159,934	731,770	12,006	—	879,698	417,229	462,469	2,598,012	28,419,786
Construction	48,856	998,802	—	—	1,047,658	991,673	55,985	3,649,473	215,924
Commercial	194,180	1,037,543	—	—	1,231,723	770,643	461,080	2,374,967	24,783,482
Home Equity Loans	38,380	3,449	—	—	41,829	—	41,829	30,033	16,313,475
Consumer	681	(411)	—	—	270	—	270	—	1,180,933
Unallocated	88,510	(80,229)	—	—	8,281	—	8,281	—	—

	$1,183,000	$2,718,278	$348,914	$—	$3,552,364	$2,252,544	$1,299,820	$10,597,733	$162,920,919

Hamilton Bank

Notes to Financial Statements (Continued)

Past due loans, segregated by age and class of loans, as of June 30, 2012 and March 31, 2012, were as follows. There were no loans ninety days or more past due and accruing interest at June 30, 2012, and March 31, 2012.

June 30, 2012	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90 or more days past due	Total past due loans	Current loans	Totals loans	Accruing loans 90 or more days past due	Nonaccrual loans	Nonaccrual interest not accrued
Real estate loans
One to four family	$244,162	$34,944	$833,276	$1,112,382	$90,550,467	$91,662,849	$—	$833,276	$86,036
Commercial	—	—	1,681,440	1,681,440	28,977,047	30,658,487	—	1,681,440	86,494
Construction	—	—	1,011,840	1,011,840	2,275,770	3,287,610	—	1,011,840	42,903
Commercial	608,271	—	1,436,241	2,044,512	23,306,810	25,351,322	—	1,436,241	28,437
Home equity loans	41,887	43,919	44,210	130,016	15,602,228	15,732,244	—	44,210	811
Consumer	—	301	847	1,148	1,143,202	1,144,350	—	847	335

	$894,320	$79,164	$5,007,854	$5,981,338	$161,855,524	$167,836,862	$—	$5,007,854	$245,015

March 31, 2012	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90 or more days past due	Total past due loans	Current loans	Totals loans	Accruing loans 90 or more days past due	Nonaccrual loans	Nonaccrual interest not accrued
Real estate loans
One to four family	$367,937	$6,514	$1,011,073	$1,385,524	$92,567,043	$93,952,567	$—	$1,011,073	$72,110
Commercial	—	—	2,598,200	2,598,200	28,419,598	31,017,798	—	2,598,200	78,405
Construction	—	—	1,336,726	1,336,726	2,528,671	3,865,397	—	1,336,726	28,423
Commercial	628,839	—	2,374,561	3,003,400	24,155,049	27,158,449	—	2,374,561	100,734
Home equity loans	60,628	—	29,778	90,406	16,253,102	16,343,508	—	29,778	516
Consumer	4,980	1,309	18,189	24,478	1,156,455	1,180,933	—	18,189	573

	$1,062,384	$7,823	$7,368,527	$8,438,734	$165,079,918	$173,518,652	$—	$7,368,527	$280,761

Impaired Loans as of and for the three months ended June 30, 2012 and the year ended March 31, 2012 are as follows:

June 30, 2012	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance	Average recorded investment	Interest recognized
Real estate loans
One to four family	$1,628,604	$384,387	$928,834	$1,313,221	$71,034	$1,370,406	$9,317
Commercial	2,098,669	1,641,343	—	1,641,343	—	1,988,283	—
Construction	3,633,212	1,003,313	2,284,296	3,287,610	416,996	2,474,595	42,809
Commercial	1,436,240	297,837	1,063,664	1,361,501	200,000	1,404,478	—
Home equity loans	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—

	$8,796,725	$3,326,881	$4,276,794	$7,603,675	$688,030	$7,237,762	$52,126

March 31, 2012	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance	Average recorded investment	Interest recognized
Real estate loans
One to four family	$2,186,840	$1,009,079	$936,169	$1,945,248	$72,999	$2,143,824	$35,428
Commercial	2,598,012	499,343	2,098,669	2,598,012	417,229	2,598,200	9,838
Construction	3,649,473	—	3,649,473	3,649,473	991,673	3,339,162	183,832
Commercial	2,374,966	599,877	1,775,090	2,374,967	770,643	2,225,792	49,160
Home equity loans	30,033	30,033	—	30,033	—	29,968	52
Consumer	—	—	—	—	—	—	—

	$10,839,324	$2,138,332	$8,459,401	$10,597,733	$2,252,544	$10,336,946	$278,310

Hamilton Bank

Notes to Financial Statements (Continued)

Credit quality indicators

As part of the ongoing monitoring of the credit quality of the Bank’s loan portfolio, management tracks certain credit quality indicators including trends related to the risk grade of loans, the level of classified loans, net charge offs, nonperforming loans, and the general economic conditions in the Bank’s market.

The Bank utilizes a risk grading matrix to assign a risk grade to each of its loans. A description of the general characteristics of loans characterized as watch list or classified is as follows:

Special Mention

A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Bank’s credit position at some future date. Special mention loans are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.

Borrowers may exhibit poor liquidity and leverage positions resulting from generally negative cash flow or negative trends in earnings. Access to alternative financing may be limited to finance companies for business borrowers and may be unavailable for commercial real estate borrowers.

Substandard

A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans have a well defined weakness, or weaknesses, that jeopardize the collection or liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Borrowers may exhibit recent or unexpected unprofitable operations, an inadequate debt service coverage ratio, or marginal liquidity and capitalization. These loans require more intense supervision by Bank management.

Doubtful

A doubtful loan has all the weaknesses inherent as a substandard loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The following tables present the June 30, 2012 and March 31, 2012, balances of classified loans based on the risk grade. Classified loans include Special Mention, Substandard, and Doubtful loans.

June 30, 2012	Special Mention	Substandard	Doubtful	Total
Real estate loans
One to four family	$—	$1,783,778	$—	$1,783,778
Commercial	—	1,641,343	—	1,641,343
Construction	2,284,296	1,003,313	—	3,287,609
Commercial	—	1,361,501	—	1,361,501
Home equity loans	—	44,210	—	44,210
Consumer	—	—	—	—

	$2,284,296	$5,834,146	$—	$8,118,442

March 31, 2012	Special Mention	Substandard	Doubtful	Total
Real estate loans
One to four family	$—	$1,945,248	$—	$1,945,248
Commercial	—	2,598,012	—	2,598,012
Construction	2,286,078	1,363,395	—	3,649,473
Commercial	—	1,782,004	592,963	2,374,967
Home equity loans	—	30,033	—	30,033
Consumer	—	—	—	—

	$2,286,078	$7,718,692	$592,963	$10,597,733

Hamilton Bank

Notes to Financial Statements (Continued)

Classified loans also include certain loans that have been modified in troubled debt restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Bank’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Generally, TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

A Summary of TDRs at June 30, 2012 and March 31, 2012 follows:

June 30, 2012	Performing	Nonperforming	Total
Real estate
Residential	$1,410,335	$—	$1,410,335
Commercial	—	—	—
Construction and land development	—	—
Commercial business	—	—	—
Home equity loans and lines of credit	—	—	—
Consumer	—	—	—

	$1,410,335	$—	$1,410,335

March 31, 2012	Performing	Nonperforming	Total
Real estate loans
One to four family	$1,416,745	$—	$1,416,745
Commercial	—	—	—
Construction
Commercial	—	—	—
Home equity loans
Consumer	—	—	—

	$1,416,745	$—	$1,416,745

In the normal course of business, the Bank has various outstanding commitments and contingent liabilities that are not reflected in the accompanying financial statements. Loan commitments and lines of credit are agreements to lend to a customer as long as there is no violation of any condition to the contract. Mortgage loan commitments generally have fixed interest rates, fixed expiration dates, and may require payment of a fee. Other loan commitments generally have fixed interest rates. Lines of credit generally have variable interest rates. Such lines do not represent future cash requirements because it is unlikely that all customers will draw upon their lines in full at any time.

The Bank’s maximum exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the credit commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. Management is not aware of any accounting loss to be incurred by funding these loan commitments.

Hamilton Bank

Notes to Financial Statements (Continued)

The Bank had the following outstanding commitments and unused lines of credit as June 30, 2012 and March 31, 2012:

	June 30, 2012	March 31, 2012
Unused commercial lines of credit	$9,194,935	$8,164,696
Unused home equity lines of credit	16,493,672	16,445,437
Mortgage loan commitments	—	455,000
Construction loan commitments	315,017	494,603
Commercial loan commitments	7,340,928	3,590,000

Note 6. Regulatory Capital Ratios

The Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency have adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. The capital ratios and minimum capital requirements of the Bank at June 30, 2012 and March 31, 2012 were as follows:

	Actual		Minimum capital requirement		To be well capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2012
Total capital (to risk-weighted assets)	$33,750	21.03%	$12,837	8.00%	$16,046	10.00%
Tier 1 capital (to risk-weighted assets)	$31,743	19.78%	N/A	N/A	$9,628	6.00%
Core capital (to adjusted total assets)	$31,743	10.15%	$9,385	3.00%	$15,642	5.00%
Tangible capital (to adjusted total assets)	$31,743	10.15%	$4,693	1.50%	N/A	N/A

March 31, 2012
Total capital (to risk-weighted assets)	$33,552	20.66%	$12,998	8.00%	$16,247	10.00%
Tier 1 capital (to risk-weighted assets)	$31,506	19.04%	N/A	N/A	$9,748	6.00%
Core capital (to adjusted total assets)	$31,506	9.91%	$9,537	3.00%	$15,895	5.00%
Tangible capital (to adjusted total assets)	$31,506	9.91%	$4,769	1.50%	N/A	N/A

(1)- Under prompt corrective action provisions.

Hamilton Bank

Notes to Financial Statements (Continued)

A reconciliation of capital reported in accordance with generally accepted accounting principles (GAAP) to regulatory capital, is as follows as of June 30, 2012 and March 31, 2012:

	June 30, 2012	March 31, 2012
	(dollars in thousands)
Total equity (GAAP)	$35,440	$35,065
Accumulated other comprehensive income	(783)	(631)
Goodwill and other intangible assets	(2,914)	(2,928)

Tier 1 and Core capital	31,743	31,506

Allowance for Loan Losses	2,107	3,552
Allowance for loan losses subject to limitation	(100)	(1,506)

Tier 2 capital	2,007	2,046

Total risk-based capital	$33,750	$33,552

Tier 1 capital consists of retained earnings less goodwill and intangible assets. Total capital includes a limited amount of the allowance for loan losses and a portion of any unrealized gain on equity securities. In calculating risk-weighted assets, specified risk percentages are applied to each category of asset and off-balance-sheet items.

Failure to meet the capital requirements could affect, among other things, the Bank’s ability to accept brokered deposits and may significantly affect the operations of the Bank.

In its regulatory report filed as of June 30, 2012, the Bank was determined to be well capitalized. Management is not aware of any events that would have caused this classification to change. Management has no plans that should change the classification of the capital adequacy.

Note 7. Fair Value Measurements

Generally accepted accounting principles define fair value, establish a framework for measuring fair value, and establish a hierarchy for determining fair value measurement. The hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:

Level 1: Inputs to the valuation method are quoted prices (unadjusted) for identical assets or liabilities in active markets;

Level 2: Inputs to the valuation method include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

Level 3: Inputs to the valuation method are unobservable and significant to the fair value measurement.

Hamilton Bank

Notes to Financial Statements (Continued)

The following is a description of the valuation methods used for instruments measured at fair value as well as the general classification of such instruments pursuant to valuation method.

Fair value measurements on a recurring basis

Securities available for sale – If quoted prices are available in an active market for identical assets, securities are classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. As of June 30, 2012 and March 31, 2012, the Bank has categorized its investment securities available for sale as follows:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
June 30, 2012
U.S. government agency	$—	$10,200,642	$—	$10,200,642
Mortgage-backed	—	80,284,036	—	80,284,036
FHLMC stock	1,750	—	—	1,750

Total investment securities available for sale	$1,750	$90,484,678	$—	$90,486,428

March 31, 2012
U.S. government agency	$—	$18,820,563	$—	$18,820,563
Mortgage-backed	—	76,008,238	—	76,008,238
FHLMC stock	1,575	—	—	1,575

Total investment securities available for sale	$1,575	$94,828,801	$—	$94,830,376

Fair value measurements on a nonrecurring basis

Impaired loans - The Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of June 30, 2012 and March 31, 2012, the fair values consist of loan balances of $7,603,675 and $10,597,733 that have been written down by $688,030 and $2,252,544, respectively, as a result of specific loan loss allowances.

Foreclosed real estate – The Bank’s foreclosed real estate is measured at fair value less estimated cost to sell. As of June 30, 2012 and March 31, 2012, the fair value of foreclosed real estate was estimated to be $1,183,647 and $755,659. Fair value was determined based on offers and/or appraisals. Cost to sell the assets was based on standard market factors. The Company has categorized its foreclosed assets as Level 3. There was no foreclosed real estate as of March 31, 2011.

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
June 30, 2012
Impaired Loans	$—	$—	$6,915,645	$6,915,645
Foreclosed real estate	—	—	1,183,647	1,183,647

Total investment securities available for sale	$—	$—	$8,099,292	$8,099,292

March 31, 2012
Impaired Loans	$—	$—	$8,345,189	$8,345,189
Foreclosed real estate	—	—	755,659	755,659

Total investment securities available for sale	$—	$—	$9,100,848	$9,100,848

Hamilton Bank

Notes to Financial Statements (Continued)

The following table reconciles the beginning and ending balance of foreclosed real estate, which is measured on a nonrecurring basis using significant unobservable, level 3, inputs:

Balance, March 31, 2012	$755,659
Transfer to foreclosed real estate	427,988

Balance, June 30, 2012	$1,183,647

The remaining financial assets and liabilities are not reported on the balance sheets at fair value on either a recurring or a nonrecurring basis. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	June 30, 2012		March 31, 2012
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets
Level 1 inputs
Cash and cash equivalents	$40,962,956	$40,962,956	$35,249,548	$35,249,548
Certificates of deposit in other banks	—	—	248,000	248,000

Level 2 inputs
Federal Home Loan Bank stock	489,400	489,400	501,900	501,900
Bank-owned life insurance	8,380,665	8,380,665	8,307,075	8,307,075

Level 3 inputs
Loans receivable, net	165,630,870	170,628,138	169,904,425	175,838,162

Financial liabilities
Level 1 inputs
Advance payments by borrower for taxes and insurance	1,463,637	1,463,637	906,854	906,854

Level 3 inputs
Deposits	277,278,576	278,358,217	281,014,802	281,981,886

Hamilton Bank

Notes to Financial Statements (Continued)

The fair values of cash and cash equivalents, certificates of deposit in other banks, and advance payments by borrowers for taxes and insurance are estimated to equal the carrying amount. These are Level 1 inputs.

The fair values of Federal Home Loan Bank stock and bank-owned life insurance are estimated to equal carrying amounts, which are based on repurchase prices of the FHLB stock and the insurance company. These are Level 2 inputs.

The fair value of fixed-rate loans is estimated to be the present value of scheduled payments discounted using interest rates currently in effect. The fair value of variable-rate loans, including loans with a demand feature, is estimated to equal the carrying amount. The valuation of loans is adjusted for estimated loan losses.

The fair value of interest-bearing checking, savings, and money market deposit accounts is equal to the carrying amount. The fair value of fixed-maturity time deposits is estimated based on interest rates currently offered for deposits of similar remaining maturities.

The fair value of outstanding loan commitments and unused lines of credit are considered to be the same as the contractual amounts, and are not included in the table above. These commitments generate fees that approximate those currently charged to originate similar commitments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Safe Harbor Statement for Forward-Looking Statements

This report may contain forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts; rather they are statements based on the Company’s current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as “expects”, “believes”, “anticipates”, “intends”, and similar expressions.

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance, and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government, legislative and regulatory changes, the quality and composition of the loan and investment securities portfolio, loan demand, deposit flows, competition, and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in Hamilton Bancorp, Inc.’s Prospectus dated August 13, 2012 as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on August 22, 2012 (the “Prospectus”). These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. The following represent our critical accounting policies:

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default, the amount and timing of future cash flows on impacted loans, value of collateral, and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance monthly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions, and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of The Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

Fair Value of Investments. Securities are characterized as available for sale or held to maturity based on management’s ability and intent regarding such investment at acquisition. On an ongoing basis, management must estimate the fair value of its investment securities based on information and assumptions it deems reliable and reasonable, which may be quoted market prices or if quoted market prices are not available, fair values extrapolated from the quoted prices of similar instruments. Based on this information, an assessment must be made as to whether any decline in the fair value of an investment security should be considered an other-than-temporary impairment and recorded in noninterest revenue as a loss on investments. The determination of such impairment is subject to a variety of factors, including management’s judgment and experience.

Goodwill Impairment. Goodwill represents the excess purchase price paid for our Pasadena branch over the fair value of the net assets acquired. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Bank is considered the Reporting Unit for purposes of impairment testing. Impairment testing requires that the fair value of the Bank be compared to the carrying amount of the Bank’s net assets, including goodwill. If the fair value of the Bank exceeds the book value, no write-down of recorded goodwill is required. If the fair value of the Bank is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value. We test for impairment of goodwill during February of each year. We estimate the fair value of the Bank utilizing three valuation methods including the Comparable Transactions Approach, the Public Market Peers Approach, and the Discounted Cash Flow Approach.

Based on our impairment testing during February 2012, there was no evidence of impairment of the Bank’s goodwill or intangible assets.

Comparison of Financial Condition at June 30, 2012 and March 31, 2012

Total assets decreased $2.7 million, or 0.9%, to $315.8 million at June 30, 2012 from $318.5 million at March 31, 2012. The decrease was primarily the result of a $4.3 million decrease in net loans receivable and a $4.3 million decrease in total securities, partially offset by a $5.7 million increase in cash and cash equivalents.

Net loans receivable decreased by $4.3 million, or 2.5%, to $165.6 million at June 30, 2012 from $169.9 million at March 31, 2012. The decrease in loans receivable during this period was primarily due to a decrease of $2.3 million, or 2.4%, in total residential mortgage loans, a $1.8 million, or 6.6%, decrease in commercial business loans, and a $611,000, or 3.7%, decrease in home equity loans and lines of credit. The decrease in residential mortgage loans was primarily due to the repayment of residential mortgage loans, which exceeded our origination of residential mortgage loans for portfolio during the three month period. The decrease in commercial business loans reflected principal repayments and limited demand for commercial loans as well as charge-offs.

Total securities decreased $4.3 million, or 4.6%, to $90.5 million at June 30, 2012, as investment securities decreased by $8.6 million but mortgage-backed securities increased by $4.3 million. The decrease in investment securities during the three months ended June 30, 2012 was primarily due to several investment securities being called due to the continued decline in market interest rates on bonds during the quarter.

During the three months ended June 30, 2012, cash and cash equivalents increased by $5.7 million, or 16.2%, to $41.0 million, and foreclosed real estate increased from $756,000 at March 31, 2012, to $1.2 million at June 30, 2012 due to the transfer of one non-performing commercial real estate loan secured by a building in Baltimore City to foreclosed real estate. At June 30, 2012, our investment in bank-owned life insurance was $8.4 million, an increase of $74,000 from $8.3 million at March 31, 2012.

Total deposits decreased $3.7 million, or 1.3%, to $277.3 million at June 30, 2012 from $281.0 million at March 31, 2012. As part of our on-going efforts to reduce the Bank’s reliance on certificates of deposit as a funding source, we continued to allow higher costing certificates of deposit to runoff at maturity during the first three months of fiscal 2013, as we focused on increasing the level of core deposits. During the three month period ended June 30, 2012, certificates of deposit decreased $4.9 million, or 2.2%, to $214.5 million, while money market accounts increased $718,000, or 2.7%, to $27.3 million and NOW accounts increased $704,000, or 9.4%, to $8.2 million. Statement savings accounts remained stable between March 31, 2012 and June 30, 2012. Non-interest bearing deposits increased $127,000, or 1.1%, from $11.8 million at March 31, 2012 to $11.9 million at June 30, 2012.

We had no borrowings outstanding at June 30, 2012 or March 31, 2012. At June 30, 2012, we had the ability to borrow approximately $63.2 million or 20% of total assets from the Federal Home Loan Bank of Atlanta, subject to our pledging sufficient assets.

Total equity increased $375,000, or 1.1%, to $35.4 million at June 30, 2012 from $35.1 million at March 31, 2012. The increase was due to net income of $223,000 and a $152,000 increase in accumulated other comprehensive income resulting from increased market value in the investment portfolio due to lower market interest rates.

Comparison of Asset Quality at June 30, 2012 and March 31, 2012

Our non-performing assets decreased $1.9 million to $6.2 million at June 30, 2012 from $8.1 million at March 31, 2012. Our non-performing loans decreased from $7.4 million at March 31, 2012, to $5.0 million at June 30, 2012. The decline between March 31, 2012 and June 30, 2012 was primarily due to $1.5 million of charge-offs, a $297,000 non-performing commercial business loan that was paid in full, and the transfer to other real estate owned of a property valued at $428,000 that secured a non-performing commercial real estate loan. This property is currently being marketed for sale. The $1.5 million of charge-offs included $593,000 on one commercial business loan, $417,000 on one commercial real estate loan and $337,000 on one commercial construction loan. These three loans were classified as impaired as of March 31, 2012. The amounts charged-off for these three loans were included in our allowance for loan losses as specific reserves for these loans at March 31, 2012.

Comparison of Results of Operations for the Three Months Ended June 30, 2012, and 2011

General. Net income decreased $135,000, or 37.7%, to $223,000 for the three months ended June 30, 2012 from $358,000 for the three months ended June 30, 2011. The decrease resulted primarily from a $124,000 decrease in net interest income and a $196,000 increase in noninterest expense, partially offset by a $41,000 increase in noninterest income and a $40,000 decrease in the provision for loan losses.

Net Interest Income. Net interest income decreased $124,000, or 5.6%, to $2.1 million for the three months ended June 30, 2012 from $2.2 million for the three months ended June 30, 2011. The decrease in net interest income primarily resulted from a decrease of $437,000 in interest and dividend income, partially offset by a decrease of $313,000 in interest expense. The decrease in net interest income was primarily driven by declining market interest rates during the three months ended June 30, 2012. During fiscal 2012, the average cost of deposits (the Bank’s only interest-bearing liabilities), in particular certificates of deposit, declined faster than the average yield earned on our interest-earning assets. However, during the three months ended June 30, 2012, the average yield on our interest-earning assets decreased at the same rate as the average cost of deposits. As a result, our net interest rate spread for the three months ended June 30, 2012 was almost the same as our net interest rate spread for the three months ended June 30, 2011. Our net interest income was positively impacted by a $3.6 million increase in the average balance of our net interest-earning assets for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Interest and Dividend Income. Interest and dividend income decreased $437,000 to $2.9 million for the three months ended June 30, 2012 from $3.3 million for the three months ended June 30, 2011. The decrease resulted primarily from a $238,000 decrease in interest income on loans and a $199,000 decrease in interest income on securities, bank deposits, and federal funds sold.

Interest income on loans decreased $238,000, or 9.2%, to $2.3 million for the three months ended June 30, 2012 from $2.6 million for the three months ended June 30, 2011. This decrease primarily resulted from a 31 basis point decrease in the average yield to 5.47% for the three months ended June 30, 2012 from 5.78% for the three months ended June 30, 2011, reflecting decreases in market interest rates.

The decrease was also due in part to a $7.3 million, or 4.1%, decrease in the average balance of loans to $171.3 million for the three months ended June 30, 2012 from $178.6 million for the three months ended June 30, 2011.

Interest and dividend income on total securities decreased $199,000 to $524,000 for the three months ended June 30, 2012 from $723,000 for the three months ended June 30, 2011. The decrease primarily resulted from a $61,000 decrease in interest income on mortgage-backed securities and a $128,000 decrease in interest and dividend income on investment securities. The decrease in interest income from mortgage-backed securities was primarily due to a 77 basis point decrease in the average yield on mortgage-backed securities, partially offset by an $11.6 million increase in the average balance of mortgage-backed securities. The decrease in interest income on investment securities was primarily due to a $20.9 million decrease in the average balance of investment securities combined with a 40 basis point decrease in the average yield on investment securities.

Interest Expense. Interest expense, consisting entirely of the cost of interest-bearing deposits, decreased $313,000, or 28.4%, to $789,000 for the three months ended June 30, 2012 from $1.1 million for the three months ended June 30, 2011. The decrease in the cost of interest-bearing deposits was due to a decrease of 35 basis points in the average rate paid on interest-bearing deposits to 1.14% for the three months ended June 30, 2012 from 1.49% for the three months ended June 30, 2011. The decrease in interest expense was also due to an $18.6 million, or 6.3%, decrease in the average balance of interest-bearing deposits to $277.6 million for the three months ended June 30, 2012 from $296.3 million for the three months ended June 30, 2011. The decline in the average balance of interest-bearing deposits was primarily due to our strategy to allow higher costing certificates of deposit to runoff at maturity, and gradually replace them with lower-cost core deposits. The balance of certificates of deposit decreased $22.0 million to $214.0 million at June 30, 2012, from $234.0 million at June 30, 2011.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. We recorded a provision for loan losses of $58,000 for the three months ended June 30, 2012 and a provision for loan losses of $98,000 for the three months ended June 30, 2011. The allowance for loan losses was $2.1 million, or 42.1% of non-performing loans, at June 30, 2012, compared to $1.3 million, or 77.1% of non-performing loans, at June 30, 2011. The decreased provision for the first quarter of fiscal 2013 reflects management’s view of the losses inherent in the loan portfolio. During the three months ended June 30, 2012, loan charge offs also increased to $1.5 million, compared to no charge offs during the three months ended June 30, 2011. In addition, during fiscal 2012 we increased the amount of our commercial real estate and commercial business loans, which are generally considered to bear higher risk than one- to four-family mortgage loans. The increase in our balances of total loans and non-performing loans, our view of the increased inherent loss in our loan portfolio and a continued weak economy has caused us to increase the overall level of our allowance for loan losses.

Noninterest Income. Noninterest income increased $61,000 to $209,000 for the three months ended June 30, 2012, compared to $148,000 for the three months ended June 30, 2011. The increase was primarily due to an increase of $49,000 in gain on sale of investment securities.

Noninterest Expense. Noninterest expense increased $196,000, or 11.5%, to $1.9 million for the three months ended June 30, 2012 from $1.7 million for the three months ended June 30, 2011. The largest components of this increase were advertising, which increased by $56,000, salaries, which increased by $73,000, occupancy, which increased by $49,000, and other noninterest expense which increased by $40,000 as a result of costs associated with other real estate owned. These increases were partially offset by a $30,000 decrease in FDIC assessments. Normal salary increases and increases in payroll taxes primarily accounted for the increase in salaries.

Income Tax Expense. We recorded a $97,000 income tax expense for the three months ended June 30, 2012 and $181,000 of tax expense for the three months ended June 30, 2011. The effective income tax rate was 30.3% for the three months ended June 30, 2012 and 33.6% for the three months ended June 30, 2011. The reason for the decrease in the effective tax rate in the 2012 period was that tax-exempt revenue represented a larger percentage of our income before income taxes during the three months ended June 30, 2012, compared to the three months ended June 30, 2011.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds available to meet short-term liquidity needs consist of deposit inflows, loan repayments, and maturities and sales of investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. We regularly adjust our investments in liquid assets available to meet short-term liquidity needs based upon our assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities, and (iv) the objectives of our asset/liability management policy. We do not have long-term debt or other financial obligations that would create long-term liquidity concerns.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending, and investing activities during any given period. At June 30, 2012, cash and cash equivalents totaled $41.0 million. Securities classified as available-for-sale amounted to $90.5 million. Our liquidity has increased as customers have sought the safety of FDIC insured deposits. In addition, at June 30, 2012, the Bank had the ability to borrow a total of approximately $63.2 million or 20% of assets from the Federal Home Loan Bank of Atlanta, and the Bank has lines of credit totaling $6.0 million with one large financial institution. At June 30, 2012, we had no Federal Home Loan Bank advances outstanding or borrowings on the lines of credit.

At June 30, 2012, we had $33.3 million in commitments to extend credit outstanding. Certificates of deposit due within one year of June 30, 2012, totaled $118.6 million, or 55.3% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods due to the current low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2013. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For a discussion of our market risk, see the Company’s prospectus dated August 13, 2012, filed with the SEC on Form 424(b)(3) on August 22, 2012. The Company’s market risk has not changed materially from that disclosed in the prospectus.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of the period covered by this report. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the period covered by this report, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Bank and Company are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Association’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on August 22, 2012. As of June 30, 2012, the risk factors of the Company have not changed materially from those disclosed in the prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAMILTON BANCORP, INC.

Date: September 27, 2012	/s/ Robert A. DeAlmeida
Robert A. DeAlmeida
President and Chief Executive Officer

Date: September 27, 2012	/s/ John P. Marzullo
John P. Marzullo
Vice President, Chief Financial Officer and Treasurer