Form 10-Q/A
period 2012-06-30
Hamilton Bancorp, Inc.
filed 2012-10-16
CIK 1551739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from          to

Commission File No. 001-35693

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

No shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of September 27, 2012.

EXPLANATORY NOTE

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Hamilton Bancorp, Inc. for the quarterly period ended June 30, 2012 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on September 27, 2012, for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)(2)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)(2)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)(2)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets as of June 30, 2012 (unaudited) and March 31, 2012; (ii) Statements of Income for the Three Months Ended June 30, 2012 and 2011 (unaudited); (iii) Statements of Comprehensive Income for the Three Months Ended June 30, 2012 and 2011 (unaudited); (iv) Statements of Equity for the Three Months Ended June 30, 2012 and 2011 (unaudited); (v) Statements of Cash Flows for the Three Months Ended June 30, 2012 and 2011 (unaudited); and (vi) Notes to Financial Statements (unaudited).(1)

(1)	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
(2)	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAMILTON BANCORP, INC.

Date: October 16th, 2012	/s/ Robert A. DeAlmeida
Robert A. DeAlmeida
President and Chief Executive Officer

Date: October 16th, 2012	/s/ John P. Marzullo
John P. Marzullo
Vice President, Chief Financial Officer and Treasurer