Form 10-Q
period 2012-09-30
Hamilton Bancorp, Inc.
filed 2012-11-13
CIK 1551739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

3,703,000 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of November 13, 2012.

Hamilton Bancorp, Inc. and Subsidiaries

Form 10-Q

EXPLANATORY NOTE

Hamilton Bancorp, Inc., a Maryland corporation (the “Company”), was formed on June 7, 2012 to serve as the stock holding company for Hamilton Bank (the “Bank”) as part of the Bank’s mutual-to-stock conversion. As of September 30, 2012, the conversion had not been completed, and, as of that date, the Company had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of the Bank is included in this Quarterly Report.

Part I. – Financial Information

Item 1. Financial Statements

HAMILTON BANCORP, INC AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2012 and March 31, 2012

	September 30, 2012	March 31, 2012
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$3,789,437	$4,278,096
Federal funds sold and Federal Home Loan Bank deposit	16,418,044	12,774,444
Interest-bearing deposits in other banks	72,261,353	18,197,008

Cash and cash equivalents	92,468,834	35,249,548
Certificates of deposit in other banks	—	248,000
Investment securities available for sale	97,692,086	94,830,376
Loans, less allowance for loan losses of $1,822,332 and $3,552,364	159,509,570	169,904,425
Premises and equipment	2,535,496	2,518,804
Foreclosed real estate	1,183,647	755,659
Accrued interest receivable	885,857	936,283
Federal Home Loan Bank stock, at cost	480,800	501,900
Investment in limited liability company	50,270	50,270
Bank-owned life insurance	8,455,265	8,307,075
Deferred income taxes	938,582	1,100,145
Goodwill and other intangible assets	2,900,598	2,928,098
Other assets	1,867,268	1,137,774

	$368,968,273	$318,468,357

Liabilities and Equity

Noninterest-bearing deposits	$11,518,043	$11,763,141
Interest-bearing deposits	319,965,165	269,251,661

Total deposits	331,483,208	281,014,802
Advance payments by borrowers for taxes and insurance	447,618	906,854
Income taxes payable	—	278,543
Other liabilities	1,360,642	1,203,405

Total liabilities	333,291,468	283,403,604

Commitments and contingencies	—	—
Equity
Retained earnings	34,797,924	34,433,899
Accumulated other comprehensive income	878,881	630,854

Total equity	35,676,805	35,064,753

Total liabilities and equity	$368,968,273	$318,468,357

The accompanying notes are an integral part of these financial statements.

HAMILTON BANCORP, INC AND SUBSIDARIES

Consolidated Statements of Income (Unaudited)

Three and Six Months Ended September 30, 2012 and 2011

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Interest and dividend revenue
Loans, including fees	$2,254,598	$2,527,543	$4,616,052	$5,116,419
U.S. government agency securities	62,947	157,162	137,378	360,033
Mortgage-backed securities	380,244	490,073	814,144	984,886
Federal funds sold and other bank deposits	20,715	22,005	37,991	48,263

Total interest and dividend revenue	2,718,504	3,196,783	5,605,565	6,509,601

Interest expense
Deposits	729,924	1,000,541	1,515,864	2,094,349

Net Interest Income	1,988,580	2,196,242	4,089,701	4,415,252
Provision for Loan Losses	—	319,052	58,000	417,330

Net Interest Income after Provision For Loan Losses	1,988,580	1,877,190	4,031,701	3,997,922

Noninterest income
Service charges	54,631	48,809	111,447	91,670
Gain on sale of investment securities	—	174,388	51,212	176,722
Gain on sale of loans held for sale	6,342	3,198	12,810	6,489
Earnings on bank-owned life insurance	74,600	80,288	148,190	159,745
Other	95,240	2,040	96,491	4,248

Total noninterest income	230,813	308,723	420,150	438,874

Noninterest expenses
Salaries	829,175	732,665	1,523,154	1,353,667
Employee benefits	267,735	241,459	539,805	512,003
Occupancy	221,097	242,443	432,921	405,702
Advertising	77,174	70,650	180,315	118,286
Furniture and equipment	76,078	99,883	151,703	208,141
Data processing	148,413	108,525	283,889	205,730
Professional services	70,941	52,515	126,894	125,095
Deposit insurance premiums	67,736	13,663	144,947	121,204
Other operating	278,212	177,468	565,198	400,905

Total noninterest expenses	2,036,561	1,739,271	3,948,826	3,450,733

Income Before Income Taxes	182,832	446,642	503,025	986,063
Income Tax Expense	42,000	143,000	139,000	324,000

Net Income	$140,832	$303,642	$364,025	$662,063

The accompanying notes are an integral part of these financial statements.

HAMILTON BANCORP, INC AND SUBSIDARIES

Consolidated Statements of Comprehensive Income (Unaudited)

Three and Six Months Ended September 30, 2012 and 2011

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net Income	$140,832	$303,642	$364,025	$662,063
Other Comprehensive Income:
Unrealized gain on investment securities available for sale	158,882	1,003,788	460,803	2,261,204
Reclassification adjustment for realized gain on investment securities available for sale included in net income	—	(174,388)	(51,212)	(176,722)

Total unrealized gain on investment securities available for sale	158,882	829,400	409,591	2,084,482
Income tax expense relating to investment securities available for sale	62,672	327,157	161,564	822,224

Other comprehensive income	96,210	502,243	248,027	1,262,258
Total Comprehensive Income	$237,042	$805,885	$612,052	$1,924,321

The accompanying notes are an integral part of these financial statements.

HAMILTON BANCORP, INC AND SUBSIDARIES

Consolidated Statements of Changes in Equity (Unaudited)

Six Months Ended September 30, 2012 and 2011

	Retained earnings	Accumulated other comprehensive income	Total
Balance March 31, 2011	$34,302,880	$(211,429)	$34,091,451
Net income	662,063	—	662,063
Unrealized gain on investment securities available for sale, net of income taxes of $ 822,224	—	1,262,258	1,262,258

Balance September 30, 2011	$34,964,943	$1,050,829	$36,015,772

Balance March 31, 2012	$34,433,899	$630,854	$35,064,753
Net income	364,025	—	364,025
Unrealized gain on investment securities available for sale, net of income taxes of $ 161,564	—	248,027	248,027

Balance September 30, 2012	$34,797,924	$878,881	$35,676,805

The accompanying notes are an integral part of these financial statements.

HAMILTON BANCORP, INC AND SUBSIDARIES

Consolidated Statement of Cash Flows (Unaudited)

Six Months Ended September 30, 2011 and 2012

	Six Months Ended September 30,
	2012	2011
Cash flows from Operating Activities:
Interest received	$6,280,552	$7,066,497
Fees and commissions received	207,938	95,918
Interest paid	(1,550,371)	(2,169,695)
Cash paid to suppliers and employees	(3,945,247)	(3,293,401)
Origination of loans held for sale	(1,782,000)	(690,000)
Proceeds from sale of loans held for sale	1,794,810	696,489
Income taxes paid	(786,501)	(599,463)

Net cash provided (used) by operating activities	219,181	1,106,345

Cash flows from Investing Activities
Proceeds from maturities of certificates of deposit	248,000	—
Proceeds from sale of securities available for sale	4,129,198	11,306,432
Proceeds from maturing and called securities available for sale, including principal pay downs	32,246,029	28,362,111
Purchase of investment securities available for sale	(39,381,716)	(29,760,024)
Purchase of Federal Home Loan Bank stock	21,100	—
Loans made, net of principal repayments	9,889,888	3,219,287
Purchase of premises and equipment	(191,564)	(278,866)

Net cash provided (used) by investing activities	6,960,935	12,848,940

Cash flows from Financing Activities
Net increase (decrease) in
Deposits	50,498,406	(10,538,282)
Advances by borrowers for taxes and insurance	(459,236)	(483,453)

Net cash used by financing activities	50,039,170	(11,021,735)

Net increase in cash and cash equivalents	57,219,286	2,933,550
Cash and cash equivalents at beginning of year	35,249,548	39,473,433

Cash and cash equivalents at end of year	$92,468,834	$42,406,983

The accompanying notes are an integral part of these financial statements.

HAMILTON BANCORP, INC AND SUBSIDARIES

Consolidated Statement of Cash Flows (Unaudited)

(Continued)

	Six Months Ended September 30,
	2012	2011
Reconciliation of net income to net cash provided (used) by operating activities
Net income	$364,025	$662,063
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization of premiums on securities	605,582	570,709
Gain on sale of investment securities	(51,212)	(176,722)
Loan premium amortization	11,500	11,500
Deposit premium amortization	(30,000)	(74,000)
Core deposit intangible asset amortization	27,500	34,000
Premises and equipment depreciation and amortization	174,872	133,844
Provision for loan losses	58,000	417,330
Decrease (increase) in
Accrued interest receivable	50,426	75,661
Cash surrender value of life insurance	(148,190)	(159,745)
Other assets	(360,538)	(15,721)
Increase (decrease) in
Accrued interest payable	(4,507)	(1,346)
Income taxes payable	(647,500)	(275,463)
Deferred loan origination fees	7,479	(100,974)
Other liabilities	161,744	5,209

Net cash provided (used) by operating activities	$219,181	$1,106,345

Noncash investing activity
Real estate acquired through foreclosure	$427,988	$—

The accompanying notes are an integral part of these financial statements.

HAMILTON BANCORP, INC AND SUBSIDARIES

Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Note 1:	Basis of Financial Statement Presentation

The unaudited consolidated financial statements include the accounts of Hamilton Bank (the “Bank”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Bank as of September 30, 2012 and March 31, 2012, and the results of its operations for the three months and six months ended September 30, 2012 and 2011. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Bank for the year ended March 31, 2012 included as part of Hamilton Bancorp, Inc.’s Prospectus dated August 13, 2012 as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on August 22, 2012 (the “Prospectus”).

The results of operations for the three months and six months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and footnotes thereto included in the Prospectus.

Management has evaluated events and transactions subsequent to September 30, 2012 through November 13, 2012, the date these financial statements were issued. On October 10, 2012, in accordance with a Plan of Conversion adopted by Hamilton Bank’s Board of Directors and approved by its members, the Bank converted from a mutual savings bank to a stock savings bank and became the wholly owned subsidiary of Hamilton Bancorp, Inc. (the “Company”). The conversion was accomplished through the sale and issuance of 3,703,000 shares of common stock at a price of $10.00 per share, through which the Company received proceeds of approximately $35,640,000, net of offering expenses of approximately $1,390,000. In connection with the conversion, the Bank’s Board of Directors adopted an employee stock ownership plan (ESOP) which subscribed for 8.0% of the sum of the number of shares, or 296,240 shares of common stock sold in the offering. Accordingly, the reported results for the three months and six months ended September 30, 2012 and 2011 related solely to the operations of the Bank.

Note 2:	New Accounting Pronouncements

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

HAMILTON BANCORP, INC AND SUBSIDARIES

Notes to Consolidated Financial Statements (Continued)

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

ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 became effective for Hamilton on April 1, 2012; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” as further discussed below. In connection with the application of ASU 2011-05, our financial statements include separate statements of comprehensive income.

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

HAMILTON BANCORP, INC AND SUBSIDARIES

Notes to Consolidated Financial Statements (Continued)

Note 3:	Goodwill and Other Intangible Assets

On December 4, 2009, the Bank acquired a branch office in Pasadena, Maryland from K Bank. The Bank paid premiums of $653,000 and $92,000 for the certificates of deposit and loans that were acquired, respectively. The premiums are being amortized over four years, which is the estimated lives of the certificates and loans. The Bank also purchased $757,432 of premises and equipment, which includes the building, land, and equipment. In addition, the Bank recorded goodwill totaling $2,664,432 and identifiable intangibles (core deposit intangible) totaling $434,000. The goodwill is deductible for tax purposes.

The activity in goodwill and acquired intangible assets related to the branch purchase is as follows:

	Goodwill	Core deposit intangible
Balance March 31, 2011	$2,664,432	$327,333
Acquired during the six months ended	—	—
Amortization	—	(34,000)

Balance September 30, 2011	$2,664,432	$293,333

	Goodwill	Core deposit intangible
Balance March 31, 2012	$2,664,432	$263,666
Acquired during the six months ended	—	—
Amortization	—	(27,500)

Balance September 30, 2012	$2,664,432	$236,166

Note 4:	Investment Securities Available for Sale

The amortized cost and fair value of securities at September 30, 2012 and March 31, 2012, are summarized as follows:

September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities available for sale:
U.S. government agency	$12,611,866	$96,797	$—	$12,708,663
Mortgage-backed	83,622,162	1,622,784	263,343	84,981,603

	96,234,028	1,719,581	263,343	97,690,266
FHLMC stock	6,681	—	4,861	1,820

	$96,240,709	$1,719,581	$268,204	$97,692,086

HAMILTON BANCORP, INC AND SUBSIDARIES

Notes to Consolidated Financial Statements (Continued)

March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities available for sale:
U.S. government agency	$18,766,086	$118,981	$64,504	$18,820,563
Mortgage-backed	75,015,823	1,249,592	257,177	76,008,238

	93,781,909	1,368,573	321,681	94,828,801
FHLMC stock	6,681	—	5,106	1,575

	$93,788,590	$1,368,573	$326,787	$94,830,376

Proceeds from sales of investment securities were $4,129,198 and $11,306,432 during the six months ended September 30, 2012 and 2011, respectively, with gains of $51,212 and no losses for the six months ended September 30, 2012 and gains of $176,722 and no losses for the six months ended September 30, 2011.

As of September 30, 2012, the Bank had pledged one security to the Federal Reserve Bank with a book value of $618,379 and a fair value of $671,825.

As of September 30, 2012 and March 31, 2012, all mortgage-backed securities are backed by U.S. Government Sponsored Enterprises (GSE’s).

The amortized cost and estimated fair value of debt securities by contractual maturity at September 30, 2012 and March 31, 2012 follow. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available-for-Sale
	September 30, 2012		March 31, 2012
	Amortized cost	Fair value	Amortized cost	Fair value
Maturing
Within one year	$1,519,598	$1,533,616	$1,012,984	$1,018,605
Over one to five years	2,094,014	2,164,001	3,711,405	3,800,596
Over five to ten years	8,998,254	9,011,046	5,991,697	5,990,794
Over ten years	—	—	8,050,000	8,010,568
Mortgage-backed, in monthly installments	83,622,162	84,981,603	75,015,823	76,008,238

	$96,234,028	$97,690,266	$93,781,909	$94,828,801

HAMILTON BANCORP, INC AND SUBSIDARIES

Notes to Consolidated Financial Statements (Continued)

The following table presents the Bank’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position at September 30, 2012.

	Less than 12 months		12 months or longer		Total
	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value
U.S. government agency obligations	$—	$—	$—	$—	$—	$—
Mortgage-backed	250,089	25,449,391	13,254	433,854	263,343	25,883,245
FHLMC stock	—	—	4,861	1,820	4,861	1,820

	$250,089	$25,449,391	$18,115	$435,674	$268,204	$25,885,065

The unrealized losses are considered temporary because the impairment in value is caused by fluctuation in the current interest rate market. These securities are expected to be redeemed at par at maturity.

Note 5:	Loans Receivable and Allowance for Loan Losses

Loans receivable consist of the following at September 30, 2012 and March 31, 2012:

	September 30, 2012	March 31, 2012
Real estate loans:
One to four family:
Residential	$70,725,525	$76,687,365
Investor	16,835,051	17,265,202
Commercial	28,156,355	31,017,798
Construction	3,439,427	3,865,397
Commercial	25,703,635	27,158,449
Home equity loans	15,424,244	16,343,508
Consumer	1,128,507	1,180,933

	161,412,744	173,518,652
Premium on loans purchased	26,834	38,334
Net deferred loan origination fees and costs	(107,676)	(100,197)
Allowance for loan losses	(1,822,332)	(3,552,364)

	$159,509,570	$169,904,425

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

HAMILTON BANCORP, INC AND SUBSIDARIES

Notes to Consolidated Financial Statements (Continued)

The following tables set forth for the six months ended September 30, 2012 and for the year ended March 31, 2012, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments. There were no recoveries during the six months ended September 30, 2012 and the year ended March 31, 2012.

						Allowance		Loan Balance
Six months ended September 30, 2012:	Allowance 3/31/2012	Provision for loan losses	Charge offs	Recoveries	Allowance 9/30/2012	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans
One to four family	$342,905	$32,576	$76,546	$—	$298,935	$78,627	$220,308	$1,314,702	$86,245,874
Commercial	879,698	105,745	488,772	—	496,671	—	496,671	1,641,343	26,515,012
Construction	1,047,658	(296,969)	337,076	—	413,613	413,613	—	3,439,427	—
Commercial	1,231,723	216,835	873,423	—	575,135	—	575,135	780,204	24,923,431
Home Equity Loans	41,829	1,325	5,330	—	37,824	—	37,824	24,521	15,399,723
Consumer	270	6,769	6,885	—	154	—	154	—	1,128,507
Unallocated	8,281	(8,281)	—	—	—	—	—	—	—

	$3,552,364	$58,000	$1,788,032	$—	$1,822,332	$492,240	$1,330,092	$7,200,197	$154,212,547

						Allowance		Loan Balance
Year ended March 31, 2012:	Allowance 3/31/2011	Provision for loan losses	Charge offs	Recoveries	Allowance 3/31/2012	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans
One to four family	$652,459	$27,354	$336,908	$—	$342,905	$72,999	$269,906	$1,945,248	$92,007,319
Commercial	159,934	731,770	12,006	—	879,698	417,229	462,469	2,598,012	28,419,786
Construction	48,856	998,802	—	—	1,047,658	991,673	55,985	3,649,473	215,924
Commercial	194,180	1,037,543	—	—	1,231,723	770,643	461,080	2,374,967	24,783,482
Home Equity Loans	38,380	3,449	—	—	41,829	—	41,829	30,033	16,313,475
Consumer	681	(411)	—	—	270	—	270	—	1,180,933
Unallocated	88,510	(80,229)	—	—	8,281	—	8,281	—	—

	$1,183,000	$2,718,278	$348,914	$—	$3,552,364	$2,252,544	$1,299,820	$10,597,733	$162,920,919

HAMILTON BANCORP, INC AND SUBSIDARIES

Notes to Consolidated Financial Statements (Continued)

Past due loans, segregated by age and class of loans, as of September 30, 2012 and March 31, 2012, were as follows. There were no loans ninety days or more past due and accruing interest at September 30, 2012, and March 31, 2012.

September 30, 2012	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90 or more days past due	Total past due loans	Current loans	Totals loans	Accruing loans 90 or more days past due	Nonaccrual loans	Nonaccrual interest not accrued
Real estate loans
One to four family	$596,815	$180,058	$865,178	$1,642,051	$85,918,525	$87,560,576	$—	$865,178	$100,711
Commercial	—	—	1,641,343	1,641,343	26,515,012	28,156,355	—	1,641,343	120,976
Construction	—	—	1,003,313	1,003,313	2,436,114	3,439,427	—	1,003,313	65,919
Commercial	655,648	—	780,204	1,435,852	24,267,783	25,703,635	—	780,204	31,405
Home equity loans	21,087	—	—	21,087	15,403,157	15,424,244	—	—	—
Consumer	1,459	—	—	1,459	1,127,048	1,128,507	—	—	—

	$1,275,009	$180,058	$4,290,038	$5,745,105	$155,667,639	$161,412,744	$—	$4,290,038	$319,011

March 31, 2012	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90 or more days past due	Total past due loans	Current loans	Totals loans	Accruing loans 90 or more days past due	Nonaccrual loans	Nonaccrual interest not accrued
Real estate loans
One to four family	$367,937	$6,514	$1,011,073	$1,385,524	$92,567,043	$93,952,567	$—	$1,011,073	$72,110
Commercial	—	—	2,598,200	2,598,200	28,419,598	31,017,798	—	2,598,200	78,405
Construction	—	—	1,336,726	1,336,726	2,528,671	3,865,397	—	1,336,726	28,423
Commercial	628,839	—	2,374,561	3,003,400	24,155,049	27,158,449	—	2,374,561	100,734
Home equity loans	60,628	—	29,778	90,406	16,253,102	16,343,508	—	29,778	516
Consumer	4,980	1,309	18,189	24,478	1,156,455	1,180,933	—	18,189	573

	$1,062,384	$7,823	$7,368,527	$8,438,734	$165,079,918	$173,518,652	$—	$7,368,527	$280,761

Impaired Loans as of and for the six months ended September 30, 2012 and the year ended March 31, 2012 were as follows:

September 30, 2012	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance	Average recorded investment	Interest recognized
Real estate loans
One to four family	$1,613,662	$67,124	$1,247,578	$1,314,702	$78,627	$1,342,693	$19,036
Commercial	2,098,669	1,641,343	—	1,641,343	—	1,822,280	—
Construction	3,785,029	1,003,314	2,436,113	3,439,427	413,613	3,467,593	84,680
Commercial	1,138,403	780,204	—	780,204	—	1,047,728	—
Home equity loans	24,521	24,521	—	24,521	—	25,061	114
Consumer	—	—	—	—	—	—	—

	$8,660,284	$3,516,506	$3,683,691	$7,200,197	$492,240	$7,705,355	$103,830

March 31, 2012	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance	Average recorded investment	Interest recognized
Real estate loans
One to four family	$2,186,840	$1,009,079	$936,169	$1,945,248	$72,999	$2,143,824	$35,428
Commercial	2,598,012	499,343	2,098,669	2,598,012	417,229	2,598,200	9,838
Construction	3,649,473	—	3,649,473	3,649,473	991,673	3,339,162	183,832
Commercial	2,374,966	599,877	1,775,090	2,374,967	770,643	2,225,792	49,160
Home equity loans	30,033	30,033	—	30,033	—	29,968	52
Consumer	—	—	—	—	—	—	—

	$10,839,324	$2,138,332	$8,459,401	$10,597,733	$2,252,544	$10,336,946	$278,310

HAMILTON BANCORP, INC AND SUBSIDARIES

Notes to Consolidated Financial Statements (Continued)

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

Substandard

A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans have a well defined weakness, or weaknesses, that jeopardize the collection or liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Substandard classification does not automatically meet the definition of impaired. Loss potential, while existing in the aggregate amount of substandard credits, does not have to exist in individual extensions of credit classified substandard.

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

The following tables present the September 30, 2012 and March 31, 2012, balances of classified loans based on the risk grade. Classified loans include Special Mention, Substandard, and Doubtful loans.

HAMILTON BANCORP, INC AND SUBSIDARIES

Notes to Consolidated Financial Statements (Continued)

September 30, 2012	Special Mention	Substandard	Doubtful	Total
Real estate loans
One to four family	$2,036,415	$1,038,616	$—	$3,075,031
Commercial	—	1,641,343	—	1,641,343
Construction	2,436,113	1,003,314	—	3,439,427
Commercial	—	988,378	—	988,378
Home equity loans	55,904	—	—	55,904
Consumer	—	—	—	—

	$4,528,432	$4,671,651	$—	$9,200,083

March 31, 2012	Special Mention	Substandard	Doubtful	Total
Real estate loans
One to four family	$—	$1,945,248	$—	$1,945,248
Commercial	—	2,598,012	—	2,598,012
Construction	2,286,078	1,363,395	—	3,649,473
Commercial	—	1,782,004	592,963	2,374,967
Home equity loans	—	30,033	—	30,033
Consumer	—	—	—	—

	$2,286,078	$7,718,692	$592,963	$10,597,733

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

A summary of TDRs at September 30, 2012 and March 31, 2012 follows:

September 30, 2012	Performing	Nonperforming	Total
Real estate
One to four family	$1,470,982	$—	$1,470,982
Commercial	—	—	—
Construction	—	—	—
Commercial	—	—	—
Home equity loans	24,521	—	24,521
Consumer	—	—	—

	$1,495,503	$—	$1,495,503

March 31, 2012	Performing	Nonperforming	Total
Real estate loans
One to four family	$1,416,745	$—	$1,416,745
Commercial	—	—	—
Construction	—	—	—
Commercial	—	—	—
Home equity loans	—	—	—
Consumer	—	—	—

	$1,416,745	$—	$1,416,745

HAMILTON BANCORP, INC AND SUBSIDARIES

Notes to Consolidated Financial Statements (Continued)

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

The Bank had the following outstanding commitments and unused lines of credit as of September 30, 2012 and March 31, 2012:

	September 30,	March 31,
	2012	2012
Unused commercial lines of credit	$9,409,392	$8,164,696
Unused home equity lines of credit	16,492,137	16,445,437
Mortgage loan commitments	376,000	455,000
Construction loan commitments	163,200	494,603
Commercial loan commitments	12,174,100	3,590,000

Note 6:	Regulatory Capital Ratios

The Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency have adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. The capital ratios and minimum capital requirements of the Bank at September 30, 2012 and March 31, 2012 were as follows:

	Actual		Minimum capital requirement		To be well capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2012
Total capital (to risk-weighted assets)	$33,720	19.61%	$13,753	8.00%	$17,192	10.00%
Tier 1 capital (to risk-weighted assets)	$31,897	18.55%	N/A	N/A	$10,315	6.00%
Core capital (to adjusted total assets)	$31,897	8.71%	$10,982	3.00%	$18,303	5.00%
Tangible capital (to adjusted total assets)	$31,897	8.71%	$5,491	1.50%	N/A	N/A

March 31, 2012
Total capital (to risk-weighted assets)	$33,552	20.66%	$12,998	8.00%	$16,247	10.00%
Tier 1 capital (to risk-weighted assets)	$31,506	19.04%	N/A	N/A	$9,748	6.00%
Core capital (to adjusted total assets)	$31,506	9.91%	$9,537	3.00%	$15,895	5.00%
Tangible capital (to adjusted total assets)	$31,506	9.91%	$4,769	1.50%	N/A	N/A

(1) – Under prompt corrective action provisions

HAMILTON BANCORP, INC AND SUBSIDARIES

Notes to Consolidated Financial Statements (Continued)

A reconciliation of capital reported in accordance with generally accepted accounting principles (GAAP) to regulatory capital, is as follows as of September 30, 2012 and March 31, 2012:

	September 30, 2012	March 31, 2012
	(dollars in thousands)
Total equity (GAAP)	$35,677	$35,065
Accumulated other comprehensive income	(879)	(631)
Goodwill and other intangible assets	(2,901)	(2,928)

Tier 1 and Core capital	31,897	31,506

Allowance for Loan Losses	1,822	3,552
Allowance for loan losses subject to limitation	—	(1,506)

Tier 2 capital	1,822	2,046

Total risk-based capital	$33,719	$33,552

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

In its regulatory report filed as of September 30, 2012, the Bank met the capital requirements to be considered well capitalized. Management is not aware of any events that would have caused this classification to change. Management has no plans that should change the classification of the capital adequacy.

Note 7:	Fair Value Measurements

Generally accepted accounting principles define fair value, establish a framework for measuring fair value, and establish a hierarchy for determining fair value measurements. The hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:

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

HAMILTON BANCORP, INC AND SUBSIDARIES

Notes to Consolidated Financial Statements (Continued)

The following is a description of the valuation methods used for instruments measured at fair value as well as the general classification of such instruments pursuant to valuation method.

Fair value measurements on a recurring basis

Securities available for sale – If quoted prices are available in an active market for identical assets, securities are classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. As of September 30, 2012 and March 31, 2012, the Bank has categorized its investment securities available for sale as follows:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
September 30, 2012
U.S. government agency	$—	$12,708,663	$—	$12,708,663
Mortgage-backed	—	84,981,603	—	84,981,603
FHLMC stock	1,820	—	—	1,820

Total investment securities available for sale	$1,820	$97,690,266	$—	$97,692,086

March 31, 2012
U.S. government agency	$—	$18,820,563	$—	$18,820,563
Mortgage-backed	—	76,008,238	—	76,008,238
FHLMC stock	1,575	—	—	1,575

Total investment securities available for sale	$1,575	$94,828,801	$—	$94,830,376

Fair value measurements on a nonrecurring basis

Impaired Loans - The Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of September 30, 2012 and March 31, 2012, the fair values consist of loan balances of $7,200,197 and $10,597,733 that have been written down by $492,240 and $2,252,544, respectively, as a result of specific loan loss allowances.

Foreclosed real estate – The Bank’s foreclosed real estate is measured at fair value less estimated cost to sell. As of September 30, 2012 and March 31, 2012, the fair value of foreclosed real estate was estimated to be $1,183,647 and $755,659, respectively. Fair value was determined based on offers and/or appraisals. Cost to sell the assets was based on standard market factors. The Company has categorized its foreclosed assets as Level 3.

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
September 30, 2012
Impaired Loans	$—	$—	$6,707,957	$6,707,957
Foreclosed real estate		—	1,183,647	1,183,647

Total impaired loans and foreclosed real estate	$—	$—	$7,891,604	$7,891,604

March 31, 2012
Impaired Loans	$—	$—	$8,345,189	$8,345,189
Foreclosed real estate	—	—	755,659	755,659

Total impaired loans and foreclosed real estate	$—	$—	$9,100,848	$9,100,848

HAMILTON BANCORP, INC AND SUBSIDARIES

Notes to Consolidated Financial Statements (Continued)

The following table reconciles the beginning and ending balance of foreclosed real estate, which is measured on a nonrecurring basis using significant unobservable, level 3, inputs:

Balance, March 31, 2012	$755,659
Transfer to foreclosed real estate	427,988

Balance, September 30, 2012	$1,183,647

The remaining financial assets and liabilities are not reported on the balance sheets at fair value. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	September 30, 2012		March 31, 2012
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets
Level 1 inputs
Cash and cash equivalents	$92,468,834	$92,468,834	$35,249,548	$35,249,548
Certificates of deposit in other banks	—	—	248,000	248,000

Level 2 inputs
Federal Home Loan Bank stock	480,800	480,800	501,900	501,900
Bank-owned life insurance	8,455,265	8,455,265	8,307,075	8,307,075

Level 3 inputs
Loans receivable, net	159,509,570	161,203,486	169,904,425	175,838,162

Financial liabilities
Level 1 inputs
Advance payments by borrowers for taxes and insurance	447,618	447,618	906,854	906,854

Level 3 inputs
Deposits	331,483,208	332,887,364	281,014,802	281,981,886

The fair values of cash and cash equivalents, certificates of deposit in other banks, and advance payment by borrowers for taxes and insurance are estimated to equal the carrying amount. These are Level 1 inputs.

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

Comparison of Financial Condition at September 30, 2012 and March 31, 2012

Total assets increased $50.5 million, or 15.9%, to $369.0 million at September 30, 2012 from $318.5 million at March 31, 2012. The increase was primarily the result of a $57.2 million increase in cash and cash equivalents and a $2.9 increase in total securities, partially offset by a $10.4 million decrease in net loans receivable.

Cash and cash equivalents increased by $57.2 million, or 162.3%, to $92.5 million at September 30, 2012 from $35.2 at March 31, 2012. The increase in cash and cash equivalents is primarily due to $60.9 million received in proceeds from Hamilton Bancorp’s stock offering in connection with the mutual-to-stock conversion of Hamilton Bank. The offering closed on September 20, 2012 and was oversubscribed by $23.9 million. Subsequently, the $23.9 million was refunded to potential investors on October 10, 2012, the stock conversion date, based upon a regulatory formula that took into effect certain deposit customer information.

Total securities increased $2.9 million, or 3.0%, to $97.7 million at September 30, 2012, as mortgage-backed securities increased $9.0 million and U.S. government agency securities decreased $6.1 million. The decline in U.S. government agency securities during the six months ended September 30, 2012 was primarily due to several investment securities being called due to the continued decline in market interest rates on bonds over this period. Some of these bonds were replaced with the purchase of mortgage-backed securities.

Net loans receivable decreased by $10.4 million, or 6.1%, to $159.5 million at September 30, 2012 from $169.9 million at March 31, 2012. The decrease in loans receivable for the six month period ended September 30, 2012 was primarily due to a decrease of $6.4 million, or 6.8%, in total residential mortgage loans, a $2.9 million, or 9.2%, decrease in commercial real estate loans, a $1.5 million, or 5.4%, decrease in commercial business loans, and a $919,000, or 5.6%, decrease in home equity loans and lines of credit. The decrease in residential mortgage loans was primarily due to the repayment of residential mortgage loans, which exceeded our origination of residential mortgage loans for portfolio during the six month period. The decrease in commercial real estate and commercial business loans reflected principal repayments and limited demand for commercial loans, as well as charge-offs.

During the six months ended September 30, 2012, foreclosed real estate increased from $756,000 at March 31, 2012, to $1.2 million at September 30, 2012 due to the transfer in May 2012 of one non-performing commercial real estate loan secured by a building in Baltimore City to foreclosed real estate. At September 30, 2012, our investment in bank-owned life insurance was $8.5 million, an increase of $148,000 from $8.3 million at March 31, 2012.

Total deposits increased $50.5 million, or 18.0%, to $331.5 million at September 30, 2012 from $281.0 million at March 31, 2012. The increase is attributable to the $60.9 million in proceeds received by Hamilton Bancorp in relation to the stock offering and placed in an interest-bearing deposit account. Partially offsetting this increase is our on-going efforts to reduce the Bank’s reliance on certificates of deposit as a funding source. We continued to allow higher costing certificates of deposit to runoff at maturity during the first six months of fiscal 2013, as we focused on increasing the level of core deposits. During the six month period ended September 30, 2012, certificates of deposit decreased $12.4 million, or 5.7%, to $207.0 million, while money market accounts increased $1.6 million, or 5.9%, to $28.2 million. NOW accounts increased $61.0 million to $68.5 million as a result of the $60.9 million received in the Hamilton Bancorp stock offering. Non-interest bearing deposits decreased $245,000, or 2.1%, to $11.5 million and statement savings accounts increased $586,000, or 3.7%, to $16.3 million at September 30, 2012 from $15.7 million at March 31, 2012.

We had no borrowings outstanding at September 30, 2012 or March 31, 2012. At September 30, 2012, we had the ability to borrow approximately $73.8 million, or 20%, of total assets from the Federal Home Loan Bank of Atlanta, subject to our pledging sufficient assets.

Total equity increased $612,000, or 1.7%, to $35.7 million at September 30, 2012 from $35.1 million at March 31, 2012. The increase was due to net income of $364,000 and a $248,000 increase in accumulated other comprehensive income resulting from increased market value in the investment portfolio due to lower market interest rates.

Comparison of Asset Quality at September 30, 2012 and March 31, 2012

Our non-performing assets decreased $2.6 million to $5.5 million at September 30, 2012 from $8.1 million at March 31, 2012. Our non-performing loans decreased from $7.4 million at March 31, 2012, to $4.3 million at September 30, 2012. The decline in non-performing loans between March 31, 2012 and September 30, 2012 was primarily due to $1.8 million of charge-offs, a $297,000 non-performing commercial business loan that was paid in full, and the transfer to foreclosed real estate of a property valued at $428,000 that secured a non-performing commercial real estate loan. This property is currently being marketed for sale. The $1.8 million in charge-offs included $593,000 and $280,000 on two commercial business loans, $417,000 on one commercial real estate loan and $337,000 on one commercial construction loan. Three of these loans were classified as impaired as of March 31, 2012. The amounts charged-off for three of these loans were included in our allowance for loan losses as specific reserves at March 31, 2012.

As of March 31, 2012, the Bank had allocated $200,000 of the allowance for loan losses to one of the commercial business loans that was charged-off by $280,000 during the six months ended September 30, 2012. During September, 2012, management determined that the estimated loss associated with this loan was approximately $280,000, and recorded the charge against the allowance for loan losses.

Comparison of Results of Operations for the Three Months Ended September 30, 2012 and 2011

General. Net income decreased $163,000, or 53.6%, to $141,000 for the three months ended September 30, 2012 from $303,642 for the three months ended September 30, 2011. The decrease resulted primarily from a $208,000 decrease in net interest income, a $78,000 decrease in noninterest income, and a $297,000 increase in noninterest expense, partially offset by a $319,000 decrease in the provision for loan losses.

Net Interest Income. Net interest income decreased $208,000, or 9.5%, to $2.0 million for the three months ended September 30, 2012 from $2.2 million for the three months ended September 30, 2012. The decrease in net interest income primarily resulted from a decrease of $478,000 in interest and dividend income, partially offset by a decrease of $271,000 in interest expense. The decrease in net interest income was primarily driven by declining market interest rates during the three months ended September 30, 2012. During fiscal 2012, the average cost of deposits (the Bank’s only interest-bearing liabilities), in particular certificates of deposit, declined faster than the average yield earned on our interest-earning assets. However, during the three months ended September 30, 2012, the average yield on our interest-earning assets decreased at the same rate as the average cost of deposits. As a result, our net interest spread for the three months ended September 30, 2012 was almost the same as our net interest rate spread for the three months ended September 30, 2011. Our net interest income was positively impacted by a $1.1 million increase in the average balance of our net interest-earning assets for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. However, our average balance of higher yielding loans and securities decreased, while lower earning assets increased, which had a negative impact.

Interest and Dividend Income. Interest and dividend income decreased $478,000 to $2.7 million for the three months ended September 30, 2012 from $3.2 million for the three months ended September 30, 2011. The decrease resulted primarily from a $273,000 decrease in interest income on loans and a $204,000 decrease in interest income on U.S. government agency and mortgage-backed securities.

Interest income on loans decreased $273,000, or 10.8%, to $2.3 million for the three months ended September 30, 2012 from $2.5 million for the three months ended September 30, 2011. The decrease primarily resulted from a 28 basis point decrease in the average yield to 5.47% for the three months ended September 30, 2012 from 5.75% for the three months ended September 30, 2011, reflecting decreases in market interest rates.

The decrease was also due in part to a $10.8 million, or 6.2%, decrease in the average balance of loans to $165.0 million for the three months ended September 30, 2012 from $175.8 million for the three months ended September 30, 2011.

Interest and dividend income on total securities decreased $204,000 to $443,000 for the three months ended September 30, 2012 from $647,000 for the three months ended September 30, 2011. The decrease primarily resulted from a $110,000 decrease in interest income on mortgage-backed securities and a $94,000 decrease in interest income on U.S. government agency securities. The decrease in interest income from mortgage-backed securities was primarily due to an 87 basis point decrease in the average yield on mortgage-backed securities, partially offset by an $11.0 million increase in the average balance of mortgage-backed securities. The decrease in interest income on U.S. government agency securities was primarily due to a $14.6 million decrease in the average balance of U.S. government agency securities combined with a 16 basis point decrease in the average yield on U.S. government agency securities.

Interest Expense. Interest expense, consisting entirely of the cost of interest-bearing deposits, decreased $271,000, or 27.0%, to $730,000 for the three months ended September 30, 2012 from $1.0 million for the three months ended September 30, 2012. The decrease in the cost of interest-bearing deposits was due to a decrease of 36 basis points in the average rate paid on interest-bearing deposits to 1.07% for the three months ended September 30, 2012 from 1.43% for the three months ended September 30, 2011. The decrease in interest expense was also due to a $9.1 million, or 3.3%, decrease in the average balance of interest-bearing deposits to $271.7 million for the three months ended September 30, 2012 from $280.8 million for the three months ended September 30, 2011. The decline in the average balance of interest-bearing deposits was primarily due to our strategy to allow higher costing certificates of deposit to runoff at maturity and gradually replace them with lower-cost core deposits. The balance of certificates of deposit decreased $22.7 million to $207.0 million at September 30, 2012 from $229.7 million at September 30, 2011.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. We did not record any provision for loan losses for the three months ended September 30, 2012 compared to a $319,000 provision for loan loss for the three months ended September 30, 2011. The allowance for loan losses was $1.8 million, or 42.5% of non-performing loans at September 30, 2012 compared to $1.3 million, or 32.9% of non-performing loans at September 30, 2011. The decreased provision for the second quarter of fiscal 2013 reflects management’s view of the losses inherent in the loan portfolio. During the three months ended September 30, 2012, loan charge offs also increased $284,000, compared to no charge offs during the three months ended September 30, 2011. In addition, during fiscal year 2012 we increased the amount of our commercial real estate and commercial business loans, which are generally considered to bear higher risk than one to four family mortgage loans. The increase in our balances of commercial loans and non-performing loans and the continued weak economy has caused us to increase the overall level of our allowance for loan losses.

Noninterest Income. Noninterest income decreased $78,000 to $231,000 for the three months ended September 30, 2012, compared to $309,000 for the three months ended September 30, 2011. The decrease was primarily attributable to a decrease of $174,000 in gain on sale of investment securities, offset partially by a $93,000 increase in other noninterest income primarily relating to the sale of the guaranteed portion of two SBA loans during the three months ended September 30, 2012.

Noninterest Expense. Noninterest expense increased $297,000, or 17.1%, to $2.0 million for the three months ended September 30, 2012 from $1.7 million for the three months ended September 30, 2011. The largest components of this increase were salaries, which increased by $97,000, data processing, which increased $40,000, deposit insurance premiums, which increased $54,000, and other noninterest expense which increased by $101,000 as a result of costs associated with other real estate owned. These increases were partially offset by a $21,000 decrease in occupancy and a $24,000 decrease in furniture and equipment expense. Normal salary increases and increases in payroll taxes accounted for the increase in salaries.

Income tax Expense. We recorded a $42,000 income tax expense for the three months ended September 30, 2012 and $143,000 of income tax expense for the three months ended September 30, 2011. The effective income tax rate was 23.0% for the three months ended September 30, 2012 and 32.0% for the three months ended September 30, 2011. The reason for the decrease in the effective tax rate in the fiscal 2013 period was that tax-exempt revenue represented a larger percentage of our income before income taxes during the three months ended September 30, 2012, compared to the three months ended September 30, 2011.

Comparison of Results of Operations for the Six Months Ended September 30, 2012 and 2011

General. Net income decreased $298,000, or 45.0%, to $364,000 for the six months ended September 30, 2012 from $662,000 for the six months ended September 30, 2011. The decrease resulted primarily from a $326,000 decrease in net interest income and a $498,000 increase in noninterest expense, partially offset by a $359,000 decrease in the provision for loan loss and $185,000 decrease in income tax expense.

Net Interest Income. Net interest income decreased $326,000, or 7.4%, to $4.1 million for the six months ended September 30, 2012 from $4.4 million for the six months ended September 30, 2011. The decrease in net interest income primarily resulted from a decrease of $904,000 in interest and dividend income, partially offset by a decrease of $578,000 in interest expense. The decrease in net interest income was primarily driven by declining market interest rates during the six months ended September 30, 2012. During fiscal 2012, the average cost of deposits (the Bank’s only interest-bearing liabilities), in particular certificates of deposit, declined faster than the average yield earned on our interest-earning assets. However, during the six months ended September 30, 2012, the average yield on our interest-earning assets decreased at relatively the same rate as the average cost of deposits. As a result, our net interest rate spread for the six months ended September 30, 2012 was almost the same as our net interest rate spread for the six months ended September 30, 2011. Our net interest income was positively impacted by a $1.8 million increase in the average balance of our net interest-earning assets for the six months ended September 30, 2012 compared to the six months ended September 30, 2011. However, our average balance of higher yielding loans and securities, while lower earning assets decreased, had a negative impact.

Interest and Dividend Income. Interest and dividend income decreased $904,000, or 13.9%, to $5.6 million for the six months ended September 30, 2012 from $6.5 million for the six months ended September 30, 2011. The decrease resulted primarily from a $500,000 decrease in interest income on loans and a $393,000 decrease in interest income on U.S. government agency and mortgage-backed securities.

Interest income on loans decreased $500,000, or 9.8%, to $4.6 million for the six months ended September 30, 2012 from $5.1 million for the six months ended September 30, 2011. This decrease primarily resulted from a 29 basis point decrease in the average yield to 5.49% for the six months ended September 30, 2012 from 5.78% for the six months ended September 30, 2011, reflecting decreases in market interest rates.

The decrease was also due in part to a $9.0 million, or 5.1%, decrease in the average balance of loans to $168.2 million for the six months ended September 30, 2012 from $177.2 million for the six months ended September 30, 2011.

Interest income on U.S. government agency and mortgage-backed securities decreased $393,000, or 29.3%, to $952,000 for the six months ended September 30, 2012 from $1.3 million for the six months ended September 30, 2011. The decrease resulted from a $223,000 decrease in interest income on U.S. government agency securities and a $171,000 decrease in interest income on mortgage-backed securities. The decrease in interest income from U.S. government agency securities was primarily due to a 31 basis point decrease in the average yield on U.S. government agency securities and a $17.8 million decrease in the average balance of U.S. government agency securities. The decrease in interest income from mortgage-backed securities was primarily due to an 82 basis point decrease in the average yield on mortgage-backed securities, partially offset by an $11.3 million increase in the average balance of mortgage-backed securities.

Interest Expense. Interest expense, consisting entirely of the cost of interest-bearing deposits, decreased $578,000, or 27.6%, to $1.5 million for the six months ended September 30, 2012 from $2.1 million for the six months ended September 30, 2011. The decrease in the cost of interest-bearing deposits was due to a decrease of 34 basis points in the average rate paid on interest-bearing deposits to 1.13% for the six months ended September 30, 2012 from 1.47% for the six months ended September 30, 2011. The decrease in interest expense was also due to a $15.7 million, or 5.5%, decrease in the average balance of interest-bearing deposits to $269.4 million for the six months ended September 30, 2012 from $285.1 million for the six months ended September 30, 2012. The decline in the average balance of interest-bearing deposits was primarily due to our strategy to allow higher costing certificates of deposit to runoff at maturity, and gradually replace them with lower-cost core deposits. The balance of certificates of deposit decreased $22.7 million to $207.0 million at September 30, 2012 from $229.7 million at September 30, 2011.

Provision for Loan Losses. We recorded a provision for loan losses of $58,000 for the six months ended September 30, 2012 compared to a $417,000 provision for loan loss for the six months ended September 30, 2011. The allowance for loan losses was $1.8 million, or 42.5% of non-performing loans at September 30, 2012 compared to $1.3 million, or 32.9% of non-performing loans at September 30, 2011. The decreased provision for the six months of fiscal 2013 reflects management’s view of the losses inherent in the loan portfolio. During the six months ended September 30, 2012, loan charge offs also increased $1.8 million, compared to no charge offs during the six months ended September 30, 2011. In addition, during fiscal year 2012 we increased the amount of our commercial real estate and commercial business loans, which are generally considered to bear higher risk than one-to-four-family mortgage loans. The increase in our balances of commercial loans and non-performing loans and the continued weak economy has caused us to increase the overall level of our allowance for loan losses.

Noninterest Income. Noninterest income decreased $19,000, or 4.3%, to $420,000 for the six months ended September 30, 2012 from $439,000 for the six months ended September 30, 2011. The decrease is primarily due to a $126,000 decrease in gain on sale of investment securities, partially offset by a $92,000 increase in other noninterest income relating to the sale of the guaranteed portion of two SBA loans and a $20,000 increase in service charges resulting from more transactions and increased fees.

Noninterest expense. Noninterest expense increased $498,000, or 14.4%, to $3.9 million for the six months ended September 30, 2012 from $3.4 million for the six months ended September 30, 2011. The largest components of this increase were salaries and employee benefits, which increased $197,000 due to new hires and normal salary increases, advertising, which increased $62,000 as a result of our new branding strategy and marketing campaign, data processing, which increased $78,000 and other noninterest expenses, which increased $164,000 as a result of costs associated with other real estate owned. These increases were partially offset by a $56,000 decrease in furniture and equipment expense associated with the administrative office move last year.

Income Tax Expense. We recorded $139,000 in income tax expense for the six months ended September 30, 2012 and $324,000 of tax expense for the six months ended September 30, 2011. The effective income tax rate was 27.6% for the six months ended September 30, 2012 and 32.9% for the six months ended September 30, 2011. The reason for the decrease in the effective tax rate in the fiscal 2013 period was that tax-exempt revenue represented a larger percentage of our income before income taxes during the six months ended September 30, 2012 compared to the six months ended September 30, 2011.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending, and investing activities during any given period. At September 30, 2012, cash and cash equivalents totaled $92.5 million. This increase is primarily attributable to the $60.9 million received in September 2012 relating to Hamilton Bancorp’s stock subscription offering. The offering closed on September 20, 2012 and was oversubscribed by $23.9 million. Subsequently, the $23.9 million was refunded to potential investors on October 10, 2012, the stock conversion date, based upon a regulatory formula that took into effect certain deposit customer information. Securities classified as available-for-sale amounted to $97.7 million. Our liquidity has increased as customers have sought the safety of the FDIC insured deposits. In addition, at September 30, 2012, the Bank had the ability to borrow a total of approximately $73.8 million or 20% of assets from the Federal Home Loan Bank of Atlanta, and the Bank has lines of credit totaling $6.0 million with one large financial institution. At September 30, 2012, we had no Federal Home Loan Bank advances outstanding or borrowings on the lines of credit.

At September 30, 2012, we had $38.6 million in commitments to extend credit outstanding. Certificates of deposit due within one year of September 30, 2012 totaled $119.4 million, or 57.7% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods due to the current low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit due on or before September 30, 2013. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered

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

The Bank and Company are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on August 22, 2012. As of September 30, 2012, the risk factors of the Company have not changed materially from those disclosed in the prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets as of September 30, 2012 (unaudited) and March 31, 2012; (ii) Statements of Income for the Three and Six Months Ended September 30, 2012 and 2011 (unaudited); (iii) Statements of Comprehensive Income for the Three and Six Months Ended September 30, 2012 and 2011 (unaudited); (iv) Statements of Equity for the Six Months Ended September 30, 2012 and 2011 (unaudited); (v) Statements of Cash Flows for the Six Months Ended September 30, 2012 and 2011 (unaudited); and (vi) Notes to Financial Statements (unaudited).*

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAMILTON BANCORP, INC.

Date: November 13, 2012	/s/ Robert A. DeAlmeida
Robert A. DeAlmeida
President and Chief Executive Officer

Date: November 13, 2012	/s/ John P. Marzullo
John P. Marzullo
Vice President, Chief Financial Officer and Treasurer