Form 10-Q
period 2012-12-31
Hamilton Bancorp, Inc.
filed 2013-02-13
CIK 1551739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

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

3,703,000 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of February 13, 2012.

Hamilton Bancorp, Inc. and Subsidiaries

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

HAMILTON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Financial Condition

December 31, 2012 and March 31, 2012

	December 31, 2012	March 31, 2012
	(Unaudited)
Assets
Assets
Cash and due from banks	$3,688,476	$4,278,096
Federal funds sold and Federal Home Loan Bank deposit	9,407,164	12,774,444
Interest-bearing deposits in other banks	38,775,821	18,197,008

Cash and cash equivalents	51,871,461	35,249,548
Certificates of deposit in other banks	—	248,000
Investment securities available for sale	96,519,573	94,830,376
Loans, less allowance for loan losses of $1,943,193 and $3,552,364	164,558,338	169,904,425
Premises and equipment	2,492,749	2,518,804
Foreclosed real estate	1,183,647	755,659
Accrued interest receivable	889,135	936,283
Federal Home Loan Bank stock, at cost	480,800	501,900
Bank-owned life insurance	11,528,423	8,307,075
Deferred income taxes	951,189	1,100,145
Income taxes receivable	346,667	—
Goodwill and other intangible assets	2,887,765	2,928,098
Other assets	1,073,465	1,188,044

Total Assets	$334,783,212	$318,468,357

Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$10,474,754	$11,763,141
Interest-bearing deposits	254,227,935	269,251,661

Total deposits	264,702,689	281,014,802
Advances by borrowers for taxes and insurance	249,967	906,854
Income taxes payable	—	278,543
Other liabilities	1,500,403	1,203,405

Total liabilities	266,453,059	283,403,604

Commitments and contingencies	—	—

Shareholders’ Equity
Common stock, $.01 par value, 100,000,000 shares authorized. Issued: 3,703,000 shares at December 31, 2012 and -0- at March 31, 2012	37,030	—
Additional paid in capital	35,542,062	—
Retained earnings	34,863,358	34,433,899
Unearned ESOP shares	(2,962,400)	—
Accumulated other comprehensive income	850,103	630,854

Total shareholders’ equity	68,330,153	35,064,753

Total Liabilities and Shareholders’ Equity	$334,783,212	$318,468,357

The accompanying notes are an integral part of these financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Three and Nine Months Ended December 31, 2012 and 2011

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

Interest Revenue
Loans, including fees	$2,217,531	$2,433,726	$6,833,584	$7,550,145
U.S. government agency securities	71,171	102,583	208,548	462,616
Mortgage-backed securities	283,160	425,343	1,097,304	1,410,229
Federal funds sold and other bank deposits	35,342	17,968	73,332	66,231

Total Interest Revenue	2,607,204	2,979,620	8,212,768	9,489,221

Interest Expense
Deposits	675,889	920,735	2,191,753	3,015,084

Net Interest Income	1,931,315	2,058,885	6,021,015	6,474,137
Provision for Loan Losses	335,000	(30,000)	393,000	387,330

Net Interest Income after Provision For Loan Losses	1,596,315	2,088,885	5,628,015	6,086,807

Noninterest Revenue
Service charges	61,535	49,430	172,983	141,100
Gain on sale of investment securities	27,793	—	79,006	176,722
Gain on sale of loans held for sale	24,824	126	122,702	6,615
Earnings on bank-owned life insurance	73,158	77,156	221,348	236,901
Other	8,997	6,949	20,420	11,198

Total Noninterest Revenue	196,307	133,661	616,459	572,536

Noninterest Expenses
Salaries	547,509	659,429	2,070,664	2,013,097
Employee benefits	241,207	203,864	781,012	715,867
Occupancy	222,677	201,876	655,598	607,578
Advertising	100,334	64,111	280,649	182,398
Furniture and equipment	79,215	79,479	230,918	287,620
Data processing	133,780	97,762	417,669	303,492
Professional services	69,984	54,435	196,879	179,531
Deposit insurance premiums	70,605	61,252	215,552	182,456
Foreclosed real estate expense	44,966	—	118,264	—
Other operating	222,911	223,907	714,810	624,810

Total Noninterest Expenses	1,733,188	1,646,115	5,682,015	5,096,849

Income Before Income Taxes	59,434	576,431	562,459	1,562,494
Income Tax Expense	(6,000)	196,000	133,000	520,000

Net Income	$65,434	$380,431	$429,459	$1,042,494

Basic earnings per common share	$0.02	N/A	$0.13	N/A
Diluted earnings per common share	0.02	N/A	0.13	N/A

The accompanying notes are an integral part of these financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

Three and Nine Months Ended December 31, 2012 and 2011

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

Net Income	$65,434	$380,431	$429,459	$1,042,494
Other Comprehensive Income:
Unrealized (loss) gain on investment securities available for sale	(13,593)	(109,179)	447,211	2,152,025
Reclassification adjustment for realized gain on investment securities available for sale included in net income	(27,793)	—	(79,006)	(176,722)

Total unrealized gain on investment securities available for sale	(41,386)	(109,179)	368,205	1,975,303
Income tax expense relating to investment securities available for sale	(12,608)	(43,066)	148,956	779,158

Other comprehensive (loss) income	(28,778)	(66,113)	219,249	1,196,145

Total Comprehensive Income	$36,656	$314,318	$648,708	$2,238,639

The accompanying notes are an integral part of these financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Nine Months Ended December 31, 2012 and 2011

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance March 31, 2011	$—	$—	$34,302,880	$—	$(211,429)	$34,091,451
Comprehensive income:
Net income	—	—	1,042,494	—	—	1,042,494
Unrealized gain on available for sale securities, net of tax effect of $779,158	—	—	—	—	1,196,145	1,196,145

Balance December 31, 2011	$—	$—	$35,345,374	$—	984,716	$36,330,090

Balance March 31, 2012	$—	$—	$34,433,899	$—	$630,854	$35,064,753
Comprehensive income:
Net income	—	—	429,459	—	—	429,459
Unrealized gain on available for sale securities, net of tax effect of $148,956	—	—	—	—	219,249	219,249

Issuance of common stock	37,030	35,542,062	—	—	—	35,579,092
Acquisition of unearned ESOP shares	—	—	—	(2,962,400)	—	(2,962,400)
ESOP shares released for allocation	—	—	—	—	—	—

Balance December 31, 2012	$37,030	$35,542,062	34,863,358	$(2,962,400)	$850,103	68,330,153

The accompanying notes are an integral part of these financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended December 31, 2012 and 2011

	Nine Months Ended December 31,
	2012	2011

Cash flows from Operating Activities:
Interest received	$9,601,849	$10,318,179
Fees and commissions received	278,471	152,298
Interest paid	(2,237,718)	(3,118,132)
Cash paid to suppliers and employees	(4,959,320)	(4,321,574)
Origination of loans held for sale	(3,155,000)	(1,040,000)
Proceeds from sale of loans held for sale	3,192,634	1,046,615
Income taxes paid	(758,210)	(764,464)

Net cash provided by operating activities	1,962,706	2,272,922

Cash flows from Investing Activities
Proceeds from maturities of certificates of deposit	248,000	—
Proceeds from sale of securities available for sale	13,048,297	11,306,432
Proceeds from maturing and called securities available for sale, including principal pay downs	43,690,170	35,903,636
Purchase of investment securities available for sale	(59,292,546)	(50,149,471)
Purchase of Federal Home Loan Bank stock	21,100	1,600
Loans made, net of principal repayments	4,495,259	2,873,404
Purchase of Bank-owned life insurance	(3,000,000)	—
Purchase of premises and equipment	(239,765)	(391,884)

Net cash used by investing activities	(1,029,485)	(456,283)

Cash flows from Financing Activities
Net increase (decrease) in
Deposits	(16,271,113)	(16,685,404)
Advances by borrowers for taxes and insurance	(656,887)	(716,589)
Proceeds from issuance of common stock	35,579,092	—
Purchase of unearned ESOP shares	(2,962,400)	—

Net cash provided (used) by financing activities	15,688,692	(17,401,993)

Net increase (decrease) in cash and cash equivalents	16,621,913	(15,585,354)

Cash and cash equivalents at beginning of period	35,249,548	39,473,433

Cash and cash equivalents at end of period	$51,871,461	$23,888,079

The accompanying notes are an integral part of these financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

	Nine Months Ended December 31,
	2012	2011

Reconciliation of net income to net cash provided (used) by operating activities
Net income	$429,459	$1,042,494
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization of premiums on securities	1,312,093	831,683
Gain on sale of investment securities	(79,006)	(176,722)
Loan premium amortization	17,250	17,250
Deposit premium amortization	(41,000)	(101,000)
Core deposit intangible asset amortization	40,333	49,917
Premises and equipment depreciation and amortization	265,820	212,142
Gain on disposal of fixed assets	—	(5,069)
Provision for loan losses	393,000	387,330
Decrease (increase) in
Accrued interest receivable	47,148	53,977
Cash surrender value of life insurance	(221,348)	(236,901)
Income taxes receivable	(346,667)	—
Other assets	114,579	31,320
Increase (decrease) in
Accrued interest payable	(4,965)	(2,048)
Income taxes payable	(278,543)	(244,464)
Deferred loan origination fees	12,590	(73,952)
Other liabilities	301,963	486,965

Net cash provided by operating activities	$1,962,706	$2,272,922

Noncash investing activity
Real estate acquired through foreclosure	$427,988	$—

The accompanying notes are an integral part of these financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARIES

Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation

Hamilton Bancorp, Inc. (the “Company”) was incorporated on June 7, 2012 to serve as the stock holding company for Hamilton Bank (the “Bank”), a federally chartered savings bank. On October 10, 2012, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a mutual savings bank to a stock savings bank and became the wholly owned subsidiary of the Company. The conversion was accomplished through the sale and issuance of 3,703,000 shares of common stock at a price of $10.00 per share, through which the Company received proceeds of approximately $35,640,000, net of offering expenses of approximately $1,390,000. In connection with the conversion, the Bank’s Board of Directors adopted an employee stock ownership plan (the “ESOP”) which subscribed for 8.0% of the shares sold in the offering, or 296,240 shares. Accordingly, the reported results for the three months and nine months ended December 31, 2012 relate to the consolidated holding company and the results for the three months and nine months ended December 31, 2011 relate solely to the operations of the Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

In accordance with Office of the Comptroller of the Currency (the “OCC”) regulations, upon the completion of the conversion, the Bank restricted retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. We derived the balances as of March 31, 2012 from audited financial statements. Operating results for the three and nine months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013, or any other period. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Bank for the year ended March 31, 2012 included as part of Hamilton Bancorp, Inc.’s Prospectus dated August 13, 2012 as filed with the SEC pursuant to Securities Act Rule 424(b)(3) on August 22, 2012 (the “Prospectus”). Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation.

Nature of Operations

The Bank provides a full range of banking services to individuals and businesses through its main office and five branches in the Baltimore metropolitan area. Its primary deposit products are certificates of deposit and demand, savings, NOW, and money market accounts. Its primary lending products are real estate mortgages and commercial business loans.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Subsequent Events

Management has evaluated events and transactions subsequent to December 31, 2012 through February 13, 2013, the date these financial statements were issued. No significant subsequent events were identified that would affect the presentation of the financial statements.

Note 2:	New Accounting Pronouncements

Recent Accounting Pronouncements

ASU No. 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 became effective for Hamilton on April 1, 2012, and has not had a significant impact on our financial statements.

ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 became effective for Hamilton on April 1, 2012, and has not had a significant impact on our financial statements.

ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity was eliminated. ASU 2011-05 became effective for Hamilton on April 1, 2012; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” as further discussed below. In connection with the application of ASU 2011-05, our financial statements now include separate statements of comprehensive income.

ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.” ASU 2011-08 amends Topic 350, “Intangibles – Goodwill and Other,” to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 became effective for Hamilton on April 1, 2012, and has not had a significant impact on our financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on April 1, 2013, and is not expected to have a significant impact on our financial statements.

ASU 2011-12 “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12. ASU 2011-12 became effective for Hamilton on April 1, 2012 and has not had a significant impact on our financial statements.

Note 3:	Earnings per Share

When presented, basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Because the mutual to stock conversion was not completed until October 10, 2012, per share earnings data is not meaningful for prior comparative periods and therefore is not presented. The end of period shares outstanding is being used for the earnings per share calculation for the three and nine months ended December 31, 2012, assuming for calculation purposes that the shares were outstanding for the entire period and not since the issue date of October 10, 2012.

Both the basic and diluted earnings per share for the three and nine months ended December 31, 2012 are summarized below:

	Three Months Ended December 31, 2012	Nine Months Ended December 31, 2012

Net income	$65,434	$429,459

Average common shares outstanding	3,406,760	3,406,760

Earnings per common share - basic and diluted	$0.02	$0.13

Note 4:	Goodwill and Other Intangible Assets

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

HAMILTON BANCORP, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The activity in goodwill and acquired intangible assets related to the branch purchase is as follows:

	Goodwill	Core deposit intangible

Balance March 31, 2011	$2,664,432	$327,333
Acquired during the period	—	—
Amortization	—	(49,917)

Balance December 31, 2011	$2,664,432	$277,416

	Goodwill	Core deposit intangible

Balance March 31, 2012	$2,664,432	$263,666
Acquired during the period	—	—
Amortization	—	(40,333)

Balance December 31, 2012	$2,664,432	$223,333

Note 5:	Investment Securities Available for Sale

The amortized cost and fair value of securities at December 31, 2012 and March 31, 2012, are summarized as follows:

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Investment securities available for sale:
U.S. government agency	$22,587,539	$97,576	$58,823	$22,626,292
Mortgage-backed	72,515,362	1,433,965	57,887	73,891,440

	95,102,901	1,531,541	116,710	96,517,732
FHLMC stock	6,681	—	4,840	1,841

	$95,109,582	$1,531,541	$121,550	$96,519,573

March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Investment securities available for sale:
U.S. government agency	$18,766,086	$118,981	$64,504	$18,820,563
Mortgage-backed	75,015,823	1,249,592	257,177	76,008,238

	93,781,909	1,368,573	321,681	94,828,801
FHLMC stock	6,681	—	5,106	1,575

	$93,788,590	$1,368,573	$326,787	$94,830,376

Proceeds from sales of investment securities were $13,048,297 and $11,306,432 during the nine months ended December 31, 2012 and 2011, respectively, with gains of $122,314 and losses of $43,308 for the nine months ended December 31, 2012 and gains of $176,722 and no losses for the nine months ended December 31, 2011.

HAMILTON BANCORP, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012, the Bank had pledged one security to the Federal Reserve Bank with a book value of $520,552 and a fair value of $560,541.

As of December 31, 2012 and March 31, 2012, all mortgage-backed securities are backed by U.S. Government-Sponsored Enterprises (GSE’s).

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2012 and March 31, 2012 follow. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available-for-Sale
	December 31, 2012		March 31, 2012
	Amortized cost	Fair value	Amortized cost	Fair value

Maturing
Within one year	$1,511,275	$1,520,240	$1,012,984	$1,018,605
Over one to five years	2,084,926	2,147,575	3,711,405	3,800,596
Over five to ten years	11,998,756	11,988,110	5,991,697	5,990,794
Over ten years	6,992,582	6,970,367	8,050,000	8,010,568
Mortgage-backed, in monthly installments	72,515,362	73,891,440	75,015,823	76,008,238

	$95,102,901	$96,517,732	$93,781,909	$94,828,801

The following table presents the Bank’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position at December 31, 2012.

	Less than 12 months		12 months or longer		Total
	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value

U.S. government agency obligations	$58,823	$10,935,244	$—	$—	$58,823	$10,935,244
Mortgage-backed	55,853	17,653,348	2,034	55,943	57,887	17,709,291
FHLMC stock	—	—	4,840	1,841	4,840	1,841

	$114,676	$28,588,592	$6,874	$57,784	$121,550	$28,646,376

The unrealized losses on debt securities are considered temporary because the impairment in value is caused by fluctuation in the current interest rate market. These securities are expected to be redeemed at par at maturity.

HAMILTON BANCORP, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6:	Loans Receivable and Allowance for Loan Losses

Loans receivable consist of the following at December 31, 2012 and March 31, 2012:

	December 31, 2012	March 31, 2012
Real estate loans:
One-to four-family:
Residential	$67,276,544	$76,687,365
Investor	16,309,852	17,265,202
Commercial	35,472,360	31,017,798
Construction	3,479,463	3,865,397
Commercial	28,313,427	27,158,449
Home equity loans	14,625,193	16,343,508
Consumer	1,116,395	1,180,933

Total Loans	166,593,234	173,518,652
Premium on loans purchased	21,084	38,334
Net deferred loan origination fees and costs	(112,787)	(100,197)
Allowance for loan losses	(1,943,193)	(3,552,364)

	$164,558,338	$169,904,425

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

HAMILTON BANCORP, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following tables set forth for the nine months ended December 31, 2012 and for the year ended March 31, 2012, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments. There were no recoveries during the nine months ended December 31, 2012 and the year ended March 31, 2012.

						Allowance		Loan Balance
Nine months ended December 31, 2012:	Allowance 3/31/2012	Provision for loan losses	Charge offs	Recoveries	Allowance 12/31/2012	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans
One-to four-family	$342,905	$232,591	$76,546	$—	$498,950	$194,656	$304,294	$1,880,992	$81,705,404
Commercial	879,698	335,970	701,272	—	514,396	—	514,396	1,406,421	34,065,939
Construction	1,047,658	(293,932)	337,076	—	416,650	416,650	—	3,479,463	—
Commercial	1,231,723	120,535	873,603	—	478,655	12,739	465,916	1,137,251	27,176,176
Home Equity Loans	41,829	(2,947)	5,330	—	33,552	—	33,552	23,513	14,601,680
Consumer	270	9,064	8,344	—	990	—	990	—	1,116,395
Unallocated	8,281	(8,281)	—	—	—	—	—	—	—

	$3,552,364	$393,000	$2,002,171	$—	$1,943,193	$624,045	$1,319,148	$7,927,640	$158,665,594

						Allowance		Loan Balance
Year ended March 31, 2012:	Allowance 3/31/2011	Provision for loan losses	Charge offs	Recoveries	Allowance 3/31/2012	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans
One-to four-family	$652,459	$27,354	$336,908	$—	$342,905	$72,999	$269,906	$1,945,248	$92,007,319
Commercial	159,934	731,770	12,006	—	879,698	417,229	462,469	2,598,012	28,419,786
Construction	48,856	998,802	—	—	1,047,658	991,673	55,985	3,649,473	215,924
Commercial	194,180	1,037,543	—	—	1,231,723	770,643	461,080	2,374,967	24,783,482
Home Equity Loans	38,380	3,449	—	—	41,829	—	41,829	30,033	16,313,475
Consumer	681	(411)	—	—	270	—	270	—	1,180,933
Unallocated	88,510	(80,229)	—	—	8,281	—	8,281	—	—

	$1,183,000	$2,718,278	$348,914	$—	$3,552,364	$2,252,544	$1,299,820	$10,597,733	$162,920,919

HAMILTON BANCORP, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Past due loans, segregated by age and class of loans, as of December 31, 2012 and March 31, 2012, were as follows. There were no loans ninety days or more past due and accruing interest at December 31, 2012, and March 31, 2012.

December 31, 2012	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90 or more days past due	Total past due loans	Current loans	Totals loans	Accruing loans 90 or more days past due	Nonaccrual loans	Nonaccrual interest not accrued

Real estate loans
One-to four-family	$567,136	$538,535	$1,032,788	$2,138,459	$81,447,937	$83,586,396	$—	$1,098,002	$124,833
Commercial	—	—	1,406,422	1,406,422	34,065,938	35,472,360	—	1,406,422	133,795
Construction	—	—	1,003,314	1,003,314	2,476,149	3,479,463	—	1,003,314	89,440
Commercial	1,065,157	—	771,024	1,836,181	26,477,246	28,313,427	—	771,024	45,932
Home equity loans	30,589	—	36,891	67,480	14,557,713	14,625,193	—	60,404	749
Consumer	—	—	—	—	1,116,395	1,116,395	—	—	—

	$1,662,882	$538,535	$4,250,439	$6,451,856	$160,141,378	$166,593,234	$—	$4,339,166	$394,749

March 31, 2012	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90 or more days past due	Total past due loans	Current loans	Totals loans	Accruing loans 90 or more days past due	Nonaccrual loans	Nonaccrual interest not accrued

Real estate loans
One-to four-family	$367,937	$6,514	$1,011,073	$1,385,524	$92,567,043	$93,952,567	$—	$1,011,073	$72,110
Commercial	—	—	2,598,200	2,598,200	28,419,598	31,017,798	—	2,598,200	78,405
Construction	—	—	1,336,726	1,336,726	2,528,671	3,865,397	—	1,336,726	28,423
Commercial	628,839	—	2,374,561	3,003,400	24,155,049	27,158,449	—	2,374,561	100,734
Home equity loans	60,628	—	29,778	90,406	16,253,102	16,343,508	—	29,778	516
Consumer	4,980	1,309	18,189	24,478	1,156,455	1,180,933	—	18,189	573

	$1,062,384	$7,823	$7,368,527	$8,438,734	$165,079,918	$173,518,652	$—	$7,368,527	$280,761

Impaired Loans as of and for the nine months ended December 31, 2012 and the year ended March 31, 2012 were as follows:

December 31, 2012	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance	Average recorded investment	Interest recognized

Real estate loans
One-to four-family	$2,179,953	$388,221	$1,492,771	$1,880,992	$194,656	$1,907,066	$46,874
Commercial	2,098,669	1,406,421	—	1,406,421	—	1,740,023	—
Construction	3,825,067	1,003,313	2,476,150	3,479,463	416,650	3,468,565	126,402
Commercial	1,504,450	771,024	366,227	1,137,251	12,739	1,337,216	12,067
Home equity loans	23,513	23,513	—	23,513	—	24,695	266
Consumer	—	—	—	—	—	—	—

	$9,631,652	$3,592,492	$4,335,148	$7,927,640	$624,045	$8,477,565	$185,609

March 31, 2012	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance	Average recorded investment	Interest recognized

Real estate loans
One-to four-family	$2,186,840	$1,009,079	$936,169	$1,945,248	$72,999	$2,143,824	$35,428
Commercial	2,598,012	499,343	2,098,669	2,598,012	417,229	2,598,200	9,838
Construction	3,649,473	—	3,649,473	3,649,473	991,673	3,339,162	183,832
Commercial	2,374,966	599,877	1,775,090	2,374,967	770,643	2,225,792	49,160
Home equity loans	30,033	30,033	—	30,033	—	29,968	52
Consumer	—	—	—	—	—	—	—

	$10,839,324	$2,138,332	$8,459,401	$10,597,733	$2,252,544	$10,336,946	$278,310

HAMILTON BANCORP, INC AND SUBSIDIARIES

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

HAMILTON BANCORP, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following tables present the December 31, 2012 and March 31, 2012, balances of classified loans based on the risk grade. Classified loans include Special Mention, Substandard, and Doubtful loans.

December 31, 2012	Special Mention	Substandard	Doubtful	Total
Real estate loans
One-to four-family	$2,062,233	$1,571,324	$—	$3,633,557
Commercial	2,441,662	1,406,421	—	3,848,083
Construction	2,476,150	1,003,314	—	3,479,464
Commercial	2,078,961	977,762	—	3,056,723
Home equity loans	23,513	36,891	—	60,404
Consumer	—	—	—	—

	$9,082,519	$4,995,712	$—	$14,078,231

March 31, 2012	Special Mention	Substandard	Doubtful	Total
Real estate loans
One-to four-family	$—	$1,945,248	$—	$1,945,248
Commercial	—	2,598,012	—	2,598,012
Construction	2,286,078	1,363,395	—	3,649,473
Commercial	—	1,782,004	592,963	2,374,967
Home equity loans	—	30,033	—	30,033
Consumer	—	—	—	—

	$2,286,078	$7,718,692	$592,963	$10,597,733

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

A summary of TDRs at December 31, 2012 and March 31, 2012 follows:

December 31, 2012	Performing	Nonperforming	Total
Real estate
One-to four-family	$1,469,337	$—	$1,469,337
Commercial	—	—	—
Construction	—	—	—
Commercial	366,227	—	366,227
Home equity loans	23,513	—	23,513
Consumer	—	—	—

	$1,859,077	$—	$1,859,077

March 31, 2012	Performing	Nonperforming	Total
Real estate loans
One-to four-family	$1,416,745	$—	$1,416,745
Commercial	—	—	—
Construction	—	—	—
Commercial	—	—	—
Home equity loans	—	—	—
Consumer	—	—	—

	$1,416,745	$—	$1,416,745

The following table presents the number of contracts and the dollar amount of TDR’s that were added during the nine month period December 31, 2012. The amount shown reflects the outstanding loan balance at the time of the modification.

Nine months ended December 31, 2012	Number of Contracts	Outstanding Recorded Investment
Real estate
One-to four-family	2	$72,653
Commercial	—	—
Construction	—	—
Commercial	1	366,227
Home equity loans	1	23,840
Consumer	—	—

	4	$462,720

HAMILTON BANCORP, INC AND SUBSIDIARIES

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

The Bank had the following outstanding commitments and unused lines of credit as of December 31, 2012 and March 31, 2012:

	December 31, 2012	March 31, 2012

Unused commercial lines of credit	$7,964,649	$8,164,696
Unused home equity lines of credit	16,760,591	16,445,437
Mortgage loan commitments	220,000	455,000
Construction loan commitments	123,164	494,603
Commercial loan commitments	2,497,903	3,590,000

Note 7:	Regulatory Capital Ratios

The Office of the Comptroller of the Currency has adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. The capital ratios and minimum capital requirements of the Bank at December 31, 2012 and March 31, 2012 were as follows:

	Actual		Minimum capital requirement		To be well capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2012
Total Risk-based Capital (to risk-weighted assets)	$47,257	26.82%	$14,094	8.00%	$17,617	10.00%
Tier 1 Capital (to risk-weighted assets)	$45,313	25.72%	N/A	N/A	$10,570	6.00%
Tier 1 Capital (to adjusted total assets)	$45,313	13.73%	$9,901	3.00%	$16,502	5.00%
Tangible Capital (to adjusted total assets)	$45,313	13.73%	$4,951	1.50%	N/A	N/A

March 31, 2012
Total Risk-based Capital (to risk-weighted assets)	$33,552	20.66%	$12,998	8.00%	$16,247	10.00%
Tier 1 Capital (to risk-weighted assets)	$31,506	19.04%	N/A	N/A	$9,748	6.00%
Tier 1 Capital (to adjusted total assets)	$31,506	9.91%	$9,537	4.00%	$15,895	5.00%
Tangible Capital (to adjusted total assets)	$31,506	9.91%	$4,769	1.50%	N/A	N/A

(1) – Under prompt corrective action provisions

HAMILTON BANCORP, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Tier 1 capital consists of total shareholders’ equity less goodwill and intangible assets. Total capital includes a limited amount of the allowance for loan losses and a portion of any unrealized gain on equity securities. In calculating risk-weighted assets, specified risk percentages are applied to each category of asset and off-balance-sheet items.

Failure to meet the capital requirements could affect, among other things, the Bank’s ability to accept brokered deposits and may significantly affect the operations of the Bank.

In its regulatory report filed as of December 31, 2012, the Bank exceeded all of its regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. Management is not aware of any events that would have caused this classification to change. Management has no plans that should change the classification of the capital adequacy.

Note 8:	Fair Value Measurements

Generally accepted accounting principles define fair value, establish a framework for measuring fair value, and establish a hierarchy for determining fair value measurement. The hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:

Level 1: Valuation is based on quoted prices (unadjusted) for identical assets or liabilities in active markets;

Level 2: Valuation is determined from quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active or by model-based techniques in which all significant inputs are observable in the market; and

Level 3: Valuation is derived from model-based techniques in which at least one significant input is unobservable and based on the Company’s own estimates about the assumptions that market participants would use to value the asset or liability.

HAMILTON BANCORP, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following is a description of the valuation methods used for instruments measured at fair value as well as the general classification of such instruments pursuant to the applicable valuation method.

Fair value measurements on a recurring basis

Securities available for sale – If quoted prices are available in an active market for identical assets, securities are classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. As of December 31, 2012 and March 31, 2012, the Bank has categorized its investment securities available for sale as follows:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total

December 31, 2012
U.S. government agency	$—	$22,626,292	$—	$22,626,292
Mortgage-backed	—	73,891,440	—	73,891,440
FHLMC stock	1,841	—	—	1,841

Total investment securities available for sale	$1,841	$96,517,732	$—	$96,519,573

March 31, 2012
U.S. government agency	$—	$18,820,563	$—	$18,820,563
Mortgage-backed	—	76,008,238	—	76,008,238
FHLMC stock	1,575	—	—	1,575

Total investment securities available for sale	$1,575	$94,828,801	$—	$94,830,376

Fair value measurements on a nonrecurring basis

Impaired Loans – The Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of December 31, 2012 and March 31, 2012, the fair values consist of loan balances of $7,927,640 and $10,597,733 that have been written down by $624,045 and $2,252,544, respectively, as a result of specific loan loss allowances.

Foreclosed real estate – The Bank’s foreclosed real estate is measured at fair value less estimated cost to sell. As of December 31, 2012 and March 31, 2012, the fair value of foreclosed real estate was estimated to be $1,183,647 and $755,659, respectively. Fair value was determined based on offers and/or appraisals. Cost to sell the assets was based on standard market factors. The Company has categorized its foreclosed assets as Level 3. There was no foreclosed real estate as of March 31, 2011.

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
December 31, 2012
Impaired Loans	$—	$—	$7,303,595	$7,303,595
Foreclosed real estate	—	—	1,183,647	1,183,647

Total impaired loans and foreclosed real estate	$—	$—	$8,487,242	$8,487,242

March 31, 2012
Impaired Loans	$—	$—	$8,345,189	$8,345,189
Foreclosed real estate	—	—	755,659	755,659

Total impaired loans and foreclosed real estate	$—	$—	$9,100,848	$9,100,848

HAMILTON BANCORP, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following table reconciles the beginning and ending balance of foreclosed real estate, which is measured on a nonrecurring basis using significant unobservable, level 3, inputs:

Balance, March 31, 2012	$755,659
Transfer to foreclosed real estate	427,988

Balance, December 31, 2012	$1,183,647

The remaining financial assets and liabilities are not reported on the balance sheets at fair value on a recurring basis. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	December 31, 2012		March 31, 2012
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets
Level 1 inputs
Cash and cash equivalents	$51,871,461	$51,871,461	$35,249,548	$35,249,548
Certificates of deposit in other banks	—	—	248,000	248,000

Level 2 inputs
Federal Home Loan Bank stock	480,800	480,800	501,900	501,900
Bank-owned life insurance	11,528,423	11,528,423	8,307,075	8,307,075

Level 3 inputs
Loans receivable, net	164,558,338	166,798,481	169,904,425	175,838,162

Financial liabilities
Level 1 inputs
Advance payments by borrowers for taxes and insurance	249,967	249,967	906,854	906,854

Level 3 inputs
Deposits	264,702,689	266,083,064	281,014,802	281,981,886

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance, and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government, legislative and regulatory changes, the quality and composition of the loan and investment securities portfolio, loan demand, deposit flows, competition, and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in Hamilton Bancorp, Inc.’s Prospectus dated August 13, 2012 as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on August 22, 2012. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

General

Hamilton Bancorp, Inc. (the “Company”) is a Maryland corporation incorporated on June 7, 2012 by Hamilton Bank (the “Bank”) to be its holding company following the Bank’s conversion from the mutual to the stock form of organization (the “Conversion”). The Conversion was completed on October 10, 2012. On that same date, the Company completed its public stock offering and issued 3,703,000 shares of its common stock for aggregate proceeds of $37,030,000, and net proceeds of $35,640,000. The Company’s business is the ownership of the outstanding capital stock of the Bank. The Company does not own or lease any property but instead uses the premises, equipment and other property of the Bank.

Founded in 1915, the Bank is a community-oriented financial institution, dedicated to serving the financial service needs of customers and businesses within its geographic area, which consists of Baltimore City, Baltimore County, and Anne Arundel County in Maryland. We offer a variety of deposit products and provide loans secured by real estate located in our market area. Our real estate loans consist primarily of one-to four-family mortgage loans, as well as commercial real estate loans, and home equity loans and lines of credit. We also offer commercial term and line of credit loans and, to a limited extent, consumer loans. We currently operate out of our corporate headquarters in Towson, Maryland and full-service branch offices located in Baltimore City, Cockeysville, Towson and Pasadena, Maryland. The Bank is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, its primary federal regulator, and the Federal Deposit Insurance Corporation, its deposit insurer. The Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System.

The Company and the Bank maintain an Internet website at http://www.hamilton-bank.com. Information on our website should not be considered a part of this Quarterly Report on Form 10-Q.

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

Comparison of Financial Condition at December 31, 2012 and March 31, 2012

Assets. Total assets increased $16.3 million, or 5.1%, to $334.8 million at December 31, 2012 from $318.5 million at March 31, 2012. The increase was primarily the result of a $16.6 million increase in cash and cash equivalents, a $1.7 increase in total securities, a $3.2 million increase in Bank-owned life insurance (“BOLI”), partially offset by a $5.3 million decrease in net loans receivable.

Cash and Cash Equivalents. Cash and cash equivalents increased by $16.6 million, or 47.2%, to $51.9 million at December 31, 2012 from $35.2 at March 31, 2012. The increase in cash and cash equivalents is primarily due to $37.0 million received in proceeds from Hamilton Bancorp’s stock offering in connection with the mutual-to-stock conversion of Hamilton Bank. The stock conversion date was October 10, 2012. Roughly $1.4 million of the proceeds were used to pay offering expenses and another $16.3 million was invested in Hamilton Bank as equity. In addition, some of the proceeds were used to purchase several available-for-sale securities.

Securities. Total securities increased $1.7 million, or 1.8%, to $96.5 million at December 31, 2012, as U.S. government agency securities increased $3.8 million and mortgage-backed securities decreased $2.1 million. The decline in mortgage-backed securities during the nine months ended December 31, 2012 was primarily due to large principal pay downs on several mortgage-backed investment securities. In addition, four mortgage-backed investments were sold in the nine months ending December 31, 2012. Proceeds from the principal pay downs and sales were used to purchase additional BOLI, as well as U.S. government agency and other mortgage-back investments.

Loans. Net loans receivable decreased by $5.3 million, or 3.1%, to $164.6 million at December 31, 2012 from $169.9 million at March 31, 2012. The decrease in loans receivable for the nine month period ended December 31, 2012 was primarily due to a decrease of $10.4 million, or 11.0%, in total residential mortgage loans, a $1.7 million, or 10.5%, decrease in home equity loans and lines of credit. These declines were offset by a $4.5 million, or 14.4%, increase in commercial real estate loans, and a $1.2 million, or 4.3%, increase in commercial business loans. The decrease in residential mortgage loans was primarily due to the repayment of residential mortgage loans, which exceeded our origination of residential mortgage loans for portfolio during the nine month period. The increase in commercial loans reflects the settlement of several new loan advances during the three months ending December 31, 2012.

Foreclosed Real Estate. Foreclosed real estate increased from $756,000 at March 31, 2012, to $1.2 million at December 31, 2012 due to the transfer in May 2012 of one non-performing commercial real estate loan secured by a building in Baltimore City to foreclosed real estate.

Bank-Owned Life Insurance. At December 31, 2012, our investment in bank-owned life insurance was $11.5 million, an increase of $3.2 million from $8.3 million at March 31, 2012. The increase in BOLI is primarily related to $3.0 million in additional BOLI purchased in December 2012.

Deposits. Total deposits decreased $16.3 million, or 5.8%, to $264.7 million at December 31, 2012 from $281.0 million at March 31, 2012. The decrease is attributable to our on-going efforts to reduce the Bank’s reliance on certificates of deposit as a funding source. We continued to allow higher costing certificates of deposit to runoff at maturity during the first nine months of fiscal 2013, as we focused on increasing the level of core deposits. During the nine month period ended December 31, 2012, certificates of deposit decreased $17.4 million, or 7.9%, to $202.4 million, while money market accounts increased $1.2 million, or 4.5%, to $27.8 million. NOW accounts increased $878,000 to $8.4 million, while non-interest bearing deposits decreased $1.3 million, or 11.0%, to $10.5 million and statement savings accounts increased $360,000, or 2.3%, to $15.6 million at December 31, 2012 from $15.3 million at March 31, 2012.

Borrowings. We had no borrowings outstanding at December 31, 2012 or March 31, 2012. At December 31, 2012, we had the ability to borrow approximately $67.0 million, or 20%, of total assets from the Federal Home Loan Bank of Atlanta, subject to our pledging sufficient assets.

Equity. Total equity increased $33.3 million, or 94.9%, to $68.3 million at December 31, 2012 from $35.1 million at March 31, 2012. The increase was due to the net capital infusion of $35.6 million received in Hamilton Bancorp’s stock offering in connection with the mutual-to-stock conversion of Hamilton Bank. The capital infusion was offset by $3.0 million associated with the establishment of an employee stock ownership program (“ESOP”). In addition, equity increased during the nine month period ended December 31, 2012 due to net income of $429,000 and a $219,000 increase in accumulated other comprehensive income resulting from increased market value in the investment portfolio due to lower market interest rates.

Comparison of Asset Quality at December 31, 2012 and March 31, 2012

Our non-performing assets decreased $2.6 million to $5.5 million at December 31, 2012 from $8.1 million at March 31, 2012. Our non-performing loans decreased from $7.4 million at March 31, 2012, to $4.4 million at December 31, 2012. The decline in non-performing loans between March 31, 2012 and December 31, 2012 was primarily due to $2.0 million of charge-offs, the receipt of $594,000 for payment in full of two non-performing commercial business loans, and the transfer to foreclosed real estate of a property valued at $428,000 that secured a non-performing commercial real estate loan. This property is currently being marketed for sale. The $2.0 million in charge-offs included $593,000 and $280,000 on two commercial business loans, $629,000 on one commercial real estate loan and $337,000 on one commercial construction loan. These four loans were classified as impaired as of March 31, 2012. Of the $2.0 million in loans charged off, $1.6 million had been previously reflected in the Bank’s allowance for loan losses as specific reserves at March 31, 2012.

The provision for loan losses totaled $335,000 for the quarter ended December 31, 2012 compared to a provision adjustment of $(30,000) for the third quarter of fiscal 2012. The provision for loan losses totaled $393,000 for the nine months ended December 31, 2012 compared to $387,000 for the 2011 period. The increased provision in the third quarter of 2012 was primarily related to a charge off for $212,000 on one commercial property and $130,000 in specific reserves established for two residential properties.

The allowance for loan and lease losses at December 31, 2012 totaled $1.9 million, or 1.17% of total loans, compared to $3.6 million at March 31, 2012, or 2.05% of total loans. The $1.6 million decrease in the allowance for loan losses was primarily the result of the charge-off of loans with specific reserves, partially offset by the $393,000 provision for loan losses for the nine months ending December 31, 2012.

Results of Operations for the Three Months Ended December 31, 2012 and 2011 (unaudited)

General. Net income decreased $315,000, or 82.8%, to $65,000 for the three months ended December 31, 2012 from $380,400 for the three months ended December 31, 2011. The decrease resulted primarily from a $128,000 decrease in net interest income, an $87,000 increase in noninterest expense and a $365,000 increase in the provision for loan losses, partially offset by a $63,000 increase in noninterest revenue.

Net Interest Income. Net interest income decreased $128,000, or 6.2%, to $1.9 million for the three months ended December 31, 2012 from $2.1 million for the three months ended December 31, 2011. The decrease in net interest income primarily resulted from a decrease of $372,000 in interest and dividend income, partially offset by a decrease of $245,000 in interest expense. The decrease in net interest income was primarily driven by declining market interest rates and the accelerated amortization of premiums on mortgage-backed securities during the three months ended December 31, 2012. During fiscal 2012, the average cost of deposits (the Bank’s only interest-bearing liabilities), in particular certificates of deposit, declined slower than the average yield earned on our interest-earning assets. As a result, our interest rate spread for the three months ended December 31, 2012 declined 37 basis points to 2.17% when compared to the three month period ended December 31, 2011. Although our average interest-earning assets increased by $17.7 million, or 5.8%, our net interest income did not decrease because most of these assets were in lower yielding interest-bearing deposits when compared to the period ended December 31, 2011. In addition, our average balance of higher yielding loans and securities decreased, which had a negative impact on net interest income.

Interest and Dividend Income. Interest and dividend income decreased $372,000 to $2.6 million for the three months ended December 31, 2012 from $3.0 million for the three months ended December 31, 2011. The decrease resulted primarily from a $216,000 decrease in interest income on loans and a $174,000 decrease in interest income on U.S. government agency and mortgage-backed securities, partially offset by an increase of $17,000 in interest income on federal funds sold and other bank deposits.

Interest income on loans decreased $216,000, or 8.9%, to $2.2 million for the three months ended December 31, 2012 from $2.4 million for the three months ended December 31, 2011. The decrease primarily resulted from a 17 basis point decrease in the average yield to 5.46% for the three months ended December 31, 2012 from 5.63% for the three months ended December 31, 2011, reflecting decreases in market interest rates for loan products. The decrease was also due in part to a $10.2 million, or 5.9%, decrease in the average balance of loans, net, to $162.6 million for the three months ended December 31, 2012 from $172.8 million for the three months ended December 31, 2011.

Interest and dividend income on total securities decreased $174,000 to $354,000 for the three months ended December 31, 2012 from $528,000 for the three months ended December 31, 2011. The decrease primarily resulted from a $142,000 decrease in interest income on mortgage-backed securities and a $31,000 decrease in interest income on U.S. government agency securities. The decrease in interest income from mortgage-backed securities was primarily due to an 83 basis point decrease in the average yield on mortgage-backed securities, partially offset by a $5.1 million increase in the average balance of mortgage-backed securities. The decrease in interest income on U.S. government agency securities was primarily due to a $9.3 million decrease in the average balance of U.S. government agency securities, partially offset by a 31 basis point increase in the average yield on U.S. government agency securities.

Interest income associated with federal funds sold and other bank deposits increased $17,000, or 96.7%, to $35,000 for the three months ended December 31, 2012 from $18,000 for the three months ended December 31, 2011. The increase is primarily attributable to the average balance of federal funds sold and other bank deposits increasing $32.4 million, or 96.7%, to $65.8 million for the three months ended at December 31, 2012 from $33.4 million for the three months ended at December 31, 2011. The increase primarily resulted from the $35.6 million in net proceeds received in the stock offering.

Interest Expense. Interest expense, consisting entirely of the cost of interest-bearing deposits, decreased $245,000, or 26.6%, to $676,000 for the three months ended December 31, 2012 from $921,000 for the three months ended December 31, 2011. The decrease in the cost of interest-bearing deposits was due to a decrease of 30 basis points in the average rate paid on interest-bearing deposits to 1.05% for the three months ended December 31, 2012 from 1.35% for the three months ended December 31, 2011. The decrease in interest expense was also due to a $17.0 million, or 6.2%, decrease in the average balance of interest-bearing deposits to $256.7 million for the three months ended December 31, 2012 from $273.7 million for the three months ended December 31, 2011. The decline in the average balance of interest-bearing deposits was primarily due to our strategy to allow higher costing certificates of deposit to runoff at maturity and gradually replace them with lower-cost core deposits. The balance of certificates of deposit decreased $20.9 million to $202.4 million at December 31, 2012 from $223.3 million at December 31, 2011.

Average Balances, Interest and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using monthly balances. Amortization of net deferred loan fees are included in interest income on loans and are insignificant. No tax-equivalent adjustments were made. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended December 31,
	(dollars in thousands)
	2012			2011
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-bearing deposits	$65,844	$32	0.19%	$33,471	$17	0.20%
Investment securities available-for-sale	95,199	354	1.49%	99,434	528	2.12%
Loans receivable, net (1)	162,606	2,218	5.46%	172,813	2,434	5.63%
Other interest-earning assets	533	3	2.25%	810	1	0.49%

Total interest-earning assets	324,182	2,607	3.22%	306,528	2,980	3.89%
Noninterest-earning assets	19,630			16,087

Total assets	$343,812			$322,615

Liabilities and Shareholders’ Equity:
Time deposits	$205,206	$657	1.28%	$225,491	$886	1.57%
Savings	15,184	4	0.11%	15,187	8	0.21%
NOW and money market accounts	36,280	15	0.17%	33,022	27	0.33%

Total interest-bearing deposits	256,670	676	1.05%	273,700	921	1.35%
Other interest-bearing liabilities	—	—	0.00%	—	—	0.00%
Total interest-bearing liabilities	256,670	676	1.05%	273,700	921	1.35%

Noninterest-bearing deposits	18,162			10,255
Other noninterest-bearing liabilities	2,122			2,366

Total liabilities	276,954			286,321
Total shareholders’ equity	66,858			36,294

Total liabilities and shareholders’ equity	$343,812			$322,615

Net interest income		$1,931			$2,059

Interest rate spread			2.17%			2.54%

Net interest margin			2.38%			2.69%

Average interest-earning assets to average interest-bearing liabilities			126.30%			111.99%

(1)	Loans placed on non-accrual status are included in average assets.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. We recorded a $335,000 provision for loan losses for the three months ended December 31, 2012 compared to a negative $30,000 provision for loan loss for the three months ended December 31, 2011. The allowance for loan losses was $1.9 million, or 44.6% of non-performing loans at December 31, 2012 compared to $1.5 million, or 19.5% of non-performing loans at December 31, 2011. The increased provision for the third quarter of fiscal 2013 reflects management’s view of the losses inherent in the loan portfolio. During the three months ended December 31, 2012, loan charge offs increased $212,000, compared to no charge offs during the three months ended December 31, 2011. In addition, during fiscal year 2012 we increased the amount of our commercial real estate and commercial business loans, which are generally considered to bear higher risk than one-to four-family mortgage loans. The increase in our balances of commercial loans and non-performing loans and the continued weak economy have caused us to increase the overall level of our allowance for loan losses.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended
	December 31,
	2012	2011
	(dollars in thousands)

Allowance for loan losses at beginning of period	$1,822	$1,505
Charge-offs:
Real estate loans:
One-to four-family	—	—
Commercial	213	—
Construction	—	—
Commercial	—	—
Home equity	—	—
Consumer	—	—

Total charge-offs	213	—
Recoveries	—	—

Net charge-offs	213	—
Provision for loan losses	335	(30)

Allowance for loan losses at end of period	$1,944	$1,475

Allowance for loan losses to non-performing loans	44.61%	19.53%

Allowance for loan losses to total loans outstanding at the end of the period	1.17%	0.84%

Net charge-offs to average loans outstanding during the period (not annualized)	0.13%	0.00%

Noninterest Income. Noninterest income increased $63,000 to $196,000 for the three months ended December 31, 2012, compared to $134,000 for the three months ended December 31, 2011. The increase was primarily attributable to an increase of $28,000 in gain on sale of investment securities, a $12,000 increase in service charges and a $25,000 increase in gain on sale of loans. Other noninterest income did change significantly for the three month period ended December 31, 2012 as compared to the period ended December 31, 2011

Noninterest Expense. Noninterest expense increased $87,000, or 5.3%, to $1.7 million for the three months ended December 31, 2012 from $1.6 million for the three months ended December 31, 2011. The largest components of this increase were advertising, which increased by $36,000, data processing, which increased $36,000, office occupancy expense, which increased $21,000, and other real estate owned expense which increased by $45,000. These increases were partially offset by a $75,000 decrease in overall salaries and benefits. Reversal of certain accruals during the third quarter of fiscal 2013 accounted for the decrease in salaries.

Income Tax Expense. We recorded a $6,000 income tax benefit for the three months ended December 31, 2012 and $196,000 of income tax expense for the three months ended December 31, 2011. The effective income tax rate was a negative 10.1% for the three months ended December 31, 2012 and 34.0% for the three months ended December 31, 2011. The reason the effective tax rate in the fiscal 2013 period was negative was that tax-exempt revenue exceeded our income before income taxes compared to the three months ended December 31, 2011.

Comparison of Results of Operations for the Nine Months Ended December 31, 2012 and 2011 (unaudited)

General. Net income decreased $613,000, or 58.8%, to $429,000 for the nine months ended December 31, 2012 from $1.0 million for the nine months ended December 31, 2011. The decrease resulted primarily from a $453,000 decrease in net interest income and a $585,000 increase in noninterest expense, partially offset by a $44,000 increase in noninterest income and a $387,000 decrease in income tax expense.

Net Interest Income. Net interest income decreased $453,000, or 7.0%, to $6.0 million for the nine months ended December 31, 2012 from $6.5 million for the nine months ended December 31, 2011. The decrease in net interest income primarily resulted from a decrease of $1.3 million in interest and dividend income, partially offset by a decrease of $823,000 in interest expense. The decrease in net interest income was primarily driven by declining market interest rates during the nine months ended December 31, 2012. During fiscal 2012, the average cost of deposits (the Bank’s only interest-bearing liabilities), in particular certificates of deposit, declined faster than the average yield earned on our interest-earning assets. However, during the nine months ended December 31, 2012, the average yield on our interest-earning assets decreased at a faster pace than the average cost of deposits. As a result, our interest rate spread for the nine months ended December 31, 2012 decreased 19 basis points to 2.44% compared to 2.63% for the nine months ended December 31, 2011. Our net interest income was negatively impacted by a $3.5 million decrease in the average balance of our interest-earning assets for the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011. The impact of this decrease was magnified by a decrease of $10.5 million in the average balance of loans during the nine months ended December 31, 2012 (which had average yields of 5.54% during the period), and a $12.8 million increase in deposits in other banks during the nine months ended December 31, 2012 (which had average yields of 0.19%). The decline in average earning assets was partially offset by a $19.5 million decrease in our average interest-bearing liabilities over the same nine month period ended December 31, 2012 compared to the same period ended December 31, 2011.

Interest and Dividend Income. Interest and dividend income decreased $1.3 million, or 13.5%, to $8.2 million for the nine months ended December 31, 2012 from $9.5 million for the nine months ended December 31, 2011. The decrease resulted primarily from a $717,000 decrease in interest income on loans and a $567,000 decrease in interest income on U.S. government agency and mortgage-backed securities.

Interest income on loans decreased $717,000, or 9.5%, to $6.8 million for the nine months ended December 31, 2012 from $7.6 million for the nine months ended December 31, 2011. This decrease primarily resulted from a 22 basis point decrease in the average yield to 5.54% for the nine months ended December 31, 2012 from 5.76% for the nine months ended December 31, 2011, reflecting decreases in market interest rates. The decrease was also due in part to a $10.5 million, or 6.0%, decrease in the average balance of loans to $164.4 million for the nine months ended December 31, 2012 from $174.9 million for the nine months ended December 31, 2011.

Interest income on U.S. government agency and mortgage-backed securities decreased $567,000, or 30.3%, to $1.3 million for the nine months ended December 31, 2012 from $1.9 million for the nine months ended December 31, 2011. The decrease resulted from a $254,000 decrease in interest income on U.S. government agency securities and a $313,000 decrease in interest income on mortgage-backed securities. The decrease in interest income from U.S. government agency securities was primarily due to a 14 basis point decrease in the average yield on U.S. government agency securities and a $15.0 million decrease in the average balance of U.S. government agency securities. The decrease in interest income from mortgage-backed securities was primarily due to an 81 basis point decrease in the average yield on mortgage-backed securities, partially offset by a $9.2 million increase in the average balance of mortgage-backed securities.

Interest income associated with federal funds sold and other bank deposits increased $7,000, or 10.7%, to $73,000 for the nine months ended December 31, 2012 from $66,000 for the nine months ended December 31, 2011. The increase is primarily attributable to the average balance on federal funds and other bank deposits increasing $12.8 million, or 36.4%, to $48.1 million for the nine months ended December 31, 2012 from $35.3 million for the nine months ended December 31, 2011. The increase primarily resulted from the $35.6 million in net proceeds received in the stock offering.

Interest Expense. Interest expense, consisting entirely of the cost of interest-bearing deposits, decreased $823,000, or 27.3%, to $2.2 million for the nine months ended December 31, 2012 from $3.0 million for the nine months ended

December 31, 2011. The decrease in the cost of interest-bearing deposits was due to a decrease of 31 basis points in the average rate paid on interest-bearing deposits to 1.12% for the nine months ended December 31, 2012 from 1.43% for the nine months ended December 31, 2011. The decrease in interest expense was also due to a $19.5 million, or 6.9%, decrease in the average balance of interest-bearing deposits to $261.0 million for the nine months ended December 31, 2012 from $280.5 million for the nine months ended December 31, 2011. The decline in the average balance of interest-bearing deposits was primarily due to our strategy to allow higher costing certificates of deposit to runoff at maturity, and gradually replace them with lower-cost core deposits. The balance of certificates of deposit decreased $20.9 million to $202.4 million at December 31, 2012 from $223.3 million at December 31, 2011.

Average Balances, Interest and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using monthly balances. Amortization of net deferred loan fees are included in interest income on loans and are insignificant. No tax-equivalent adjustments were made. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Nine Months Ended December 31,
	(dollars in thousands)
	2012			2011
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-bearing deposits	$48,096	$67	0.19%	$35,259	$63	0.24%
Investment securities available-for-sale	94,885	1,306	1.84%	100,625	1,873	2.48%
Loans receivable, net (1)	164,361	6,834	5.54%	174,894	7,550	5.76%
Other interest-earning assets	621	6	1.29%	721	3	0.55%

Total interest-earning assets	307,963	8,213	3.56%	311,499	9,489	4.06%
Noninterest-earning assets	18,894			16,157

Total assets	$326,857			$327,656

Liabilities and Shareholders’ Equity:
Time deposits	$210,913	$2,112	1.34%	$232,495	$2,895	1.66%
Savings	15,199	19	0.17%	15,095	25	0.22%
NOW and money market accounts	34,906	61	0.23%	32,884	95	0.39%

Total interest-bearing deposits	261,018	2,192	1.12%	280,474	3,015	1.43%
Other interest-bearing liabilities	—	—	0.00%	—	—	0.00%

Total interest-bearing liabilities	261,018	2,192	1.12%	280,474	3,015	1.43%

Noninterest-bearing deposits	17,518			9,105
Other noninterest-bearing liabilities	2,257			2,390

Total liabilities	280,793			291,969
Total shareholders’ equity	46,064			35,687

Total liabilities and shareholders’ equity	$326,857			$327,656

Net interest income		$6,021			$6,474

Interest rate spread			2.44%			2.63%

Net interest margin			2.61%			2.77%

Average interest-earning assets to average interest-bearing liabilities			117.99%			111.06%

(1)	Loans placed on non-accrual status are included in average assets.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. We recorded a provision for loan losses of $393,000 for the nine months ended December 31, 2012 compared to a $387,000 provision for loan loss for the nine months ended December 31, 2011. The allowance for loan losses was $1.9 million, or 44.6% of non-performing loans at December 31, 2012 compared to $1.5 million, or 19.5% of non-performing loans at December 31, 2011. The provision for the nine months of fiscal 2013 reflects management’s view of the losses inherent in the loan portfolio. During the nine months ended December 31, 2012, loan charge offs increased to $2.0 million, compared to $95,000 in charge offs during the nine months ended December 31, 2011. In addition, during fiscal year 2012 we increased the amount of our commercial real estate and commercial business loans, which are generally considered to bear higher risk than one-to four-family mortgage loans. The increase in our balances of commercial loans and non-performing loans and the continued weak economy have caused us to increase the overall level of our allowance for loan losses.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Nine Months Ended
	December 31,
	2012	2011
	(dollars in thousands)

Allowance for loan losses at beginning of period	$3,552	$1,183
Charge-offs:
Real estate loans:
One-to four-family	77	95
Commercial	702	—
Construction	337	—
Commercial	873	—
Home equity	5	—
Consumer	8	—

Total charge-offs	2,002	95
Recoveries	—	—

Net charge-offs	2,002	95
Provision for loan losses	393	387

Allowance for loan losses at end of period	$1,943	$1,475

Allowance for loan losses to non-performing loans	44.61%	19.53%

Allowance for loan losses to total loans outstanding at the end of the period	1.17%	0.84%

Net charge-offs to average loans outstanding during the period (not annualized)	1.22%	0.05%

Noninterest Income. Noninterest income increased $44,000, or 7.7%, to $616,000 for the nine months ended December 31, 2012 from $573,000 for the nine months ended December 31, 2011. The increase is primarily due to a $116,000 increase in gain on sale of loans and a $32,000 increase in service charges resulting from more transactions and increased fees. The increases are partially offset by a $98,000 decrease in gain on sale of investment securities and a $16,000 decrease in earnings on bank-owned life insurance.

Noninterest expense. Noninterest expense increased $585,000, or 11.5%, to $5.7 million for the nine months ended December 31, 2012 from $5.1 million for the nine months ended December 31, 2011. The largest components of this increase were salaries and employee benefits, which increased $123,000 due to new hires and normal salary increases, advertising, which increased $98,000 as a result of our new branding strategy and marketing campaign, data processing, which increased $114,000, other real estate owned expense incurred for the taxes and maintenance of foreclosed real estate, which increased $118,000, and other noninterest expenses, which increased $90,000 due to expenses associated with operating the residential and commercial loan portfolio. These increases were partially offset by a $57,000 decrease in furniture and equipment expense associated with the administrative office move last year.

Income Tax Expense. We recorded $133,000 in income tax expense for the nine months ended December 31, 2012 and $520,000 of tax expense for the nine months ended December 31, 2011. The effective income tax rate was 23.6% for the nine months ended December 31, 2012 and 33.3% for the nine months ended December 31, 2011. The reason for the decrease in the effective tax rate in the fiscal 2013 period was that tax-exempt revenue represented a larger percentage of our income before income taxes during the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending, and investing activities during any given period. At December 31, 2012, cash and cash equivalents totaled $51.9 million. This increase is primarily attributable to the $35.6 million received in net proceeds from the mutual-to-stock conversion completed on October 10, 2012. Securities classified as available-for-sale amounted to $96.5 million. Our liquidity has increased as customers have sought the safety of the FDIC insured deposits. In addition, at December 31, 2012, the Bank had the ability to borrow a total of approximately $67.0 million or 20% of total assets from the Federal Home Loan Bank of Atlanta, and the Bank has two lines of credit totaling $6.0 million with one large financial institution. At December 31, 2012, we had no Federal Home Loan Bank advances outstanding or borrowings on the lines of credit.

Certificates of deposit due within one year of December 31, 2012 totaled $115.3 million, or 57.0% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods due to the current low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit due on or before December 31, 2013. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. At December 31, 2012, we had $27.6 million in commitments to extend credit outstanding.

We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2012, the Bank exceeded all of its regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on August 22, 2012. As of December 31, 2012, the risk factors of the Company have not changed materially from those disclosed in the prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On October 10, 2012, Hamilton Bancorp, Inc. completed the sale of 3,703,000 shares of its common stock, including 296,240 shares purchased by Hamilton Bank’s employee stock ownership plan. The following information is provided with respect to the Company’s sale of its common stock.

a.	The effective date of the Registration Statement on Form S-1 (File No. 333-182151) was August 13, 2012.

b.	The offering was consummated on October 10, 2012, with the issuance of all securities registered pursuant to the Registration Statement. Stifel, Nicolaus & Company, Incorporated acted as marketing agent for the offering.

c.	The class of securities registered was common stock, par value of $0.01 per share. The aggregate amount of such securities registered and sold was 3,703,000 shares. The shares were sold at $10.00 per share, which resulted in gross proceeds of approximately $37.0 million.

d.	The expenses incurred in connection with the stock offering equaled approximately $1.4 million, including fees and expenses paid to and for underwriters of $431,000, attorney and accounting fees and expenses of $666,000 and other expenses of $354,000. The net proceeds to the Company resulting from the offering after deducting expenses equaled approximately $35.6 million.

e.	The Company contributed approximately $16.3 million of the net proceeds of the offering to Hamilton Bank. In addition, approximately $3.0 million of the net proceeds were used to fund the loan to the employee stock ownership plan, and $16.3 million of the net proceeds were retained by the Company. The net proceeds contributed to Hamilton Bank have been invested in securities available for sale, including securities issued by U.S. Government agencies and mortgage-backed securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. The net proceeds retained by the Company have been deposited with Hamilton Bank.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of December 31, 2012 (unaudited) and March 31, 2012; (ii) the Consolidated Statements of Operations for the three and nine months ended December 31, 2012 and 2011 (unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2012 and 2011 (unaudited); (iv) the Consolidated Statements of Equity for the nine months ended December 31, 2012 and 2011 (unaudited); (v) the Consolidated Statement of Cash Flows for the nine months ended December 31, 2012 and 2011 (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAMILTON BANCORP, INC.

Date: February 13, 2013	/s/ Robert A. DeAlmeida
Robert A. DeAlmeida
President and Chief Executive Officer

Date: February 13, 2013	/s/ John P. Marzullo
John P. Marzullo
Senior Vice President, Chief Financial Officer and Treasurer