Form 10-K
period 2013-03-31
Hamilton Bancorp, Inc.
filed 2013-06-28
CIK 1551739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-35693

HAMILTON BANCORP, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	46-0543309
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Fairmount Avenue, Suite 200, Towson, Maryland	21286
(Address of principal executive offices)	(Zip Code)

(410) 823-4510

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of September 30, 2012 was $0.

The number of shares outstanding of the registrant’s common stock as of June 28, 2013 was 3,703,000.

DOCUMENTS INCORPORATED BY REFERENCE: None.

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts; rather, they are statements based on Hamilton Bancorp, Inc.’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the credit quality and composition of the loan and investment portfolios, valuation of assets acquired through foreclosure, deposit flows, competition, demand for loan products and for financial services in Hamilton Bancorp, Inc.’s market area, changes in real estate market values in Hamilton Bancorp, Inc.’s market area, changes in relevant accounting principles and guidelines and the inability of third party service providers to perform as required. For further discussion of factors that may affect the results, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K (“Annual Report”). These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by law, we disclaim any intention or obligation to update or revise any forward-looking statements after the date of this Annual Report, whether as a result of new information, future events or otherwise.

In this Annual Report, the terms “we,” “our,” and “us” refer to Hamilton Bancorp, Inc. and Hamilton Bank, unless the context indicates another meaning. In addition, we sometimes refer to Hamilton Bancorp, Inc. as “Hamilton Bancorp,” and to Hamilton Bank as the “Bank.”

PART I

Item 1.	BUSINESS

General

Hamilton Bancorp, Inc. is a Maryland chartered corporation established in June 2012 to become the holding company for Hamilton Bank in connection with the Bank’s mutual-to-stock conversion. Hamilton Bancorp’s business activity is the ownership of the Bank’s capital stock and the management of the offering proceeds it retained in connection with the Bank’s conversion. Hamilton Bancorp does not own or lease any property but instead uses the premises, equipment and other property of the Bank with the payment of appropriate rental fees, as required by applicable law and regulations, under the terms of an expense allocation agreement. In the future, Hamilton Bancorp may acquire or organize other operating subsidiaries; however, there are no current plans, arrangements, agreements or understandings, written or oral, to do so.

Hamilton Bank is a federally chartered savings bank that has served the banking needs of its customers since 1915. The Bank conducts business primarily from its five full-service banking offices located in Baltimore City, Maryland and the Maryland counties of Baltimore and Anne Arundel. Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential mortgage loans (including owner-occupied and investor loans), commercial real estate loans, commercial business loans, home equity loans and lines of credit, construction loans and, to a limited extent, consumer loans (consisting primarily of loans secured by deposits and automobile loans). At March 31, 2013, 79.7 million, or 49.4%, of our total loan portfolio was comprised of permanent residential mortgage loans.

We also invest in securities, which consist primarily of U.S. government agency obligations, mortgage-backed securities and collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises, and to a much lesser extent, equity securities of government-sponsored enterprises.

We offer a variety of deposit accounts, including certificate of deposit accounts, money market accounts, savings accounts, NOW accounts and individual retirement accounts. We historically have not used borrowings to fund our operations. We are dedicated to offering alternative banking delivery systems, including ATMs, online banking and remote deposit capture.

Available Information

The Bank’s website address is www.hamilton-bank.com. Information on the Bank’s website should not be considered a part of this Annual Report.

Market Area

We conduct our operations from our five full-service banking offices in Maryland. Our primary deposit market includes the areas surrounding our banking offices in Cockeysville, Pasadena, Towson, and the Overlea and Hamilton areas of Baltimore City. Our primary lending market includes Baltimore City and the Maryland counties of Anne Arundel and Baltimore. However, we occasionally make loans secured by property located outside of our primary lending market, especially to borrowers with whom we have an existing relationship or who have a significant presence within our primary market. Our primary lending market contains a diverse cross section of employment sectors, with a mix of services, manufacturing, wholesale/retail trade, federal and local government, health care facilities and finance related employment. The city of Baltimore is now considered a major center for the financial services and health services industries.

In recent years Baltimore City and Baltimore County have experienced relatively slow growth, while Anne Arundel County has grown at a faster pace. The stronger population growth experienced in Anne Arundel County has been reflected in higher household income and lower unemployment. Median household income during 2011 for Baltimore City, Baltimore County and Anne Arundel County was approximately $36,000, $63,000 and $80,000, respectively, compared to $68,000 and $50,000 for Maryland and the United States, respectively. Baltimore City, Baltimore County and Anne Arundel County reported preliminary unemployment rates of 9.9%, 7.2% and 5.9%, respectively, for December 2012, compared to the statewide and national averages of 6.7% and 7.6%, respectively.

Competition

We face significant competition within our market both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms, consumer finance companies and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our position as a community bank.

As of June 30, 2012 (the latest date for which information is available), our market share was 0.45% of total deposits in Baltimore City, making us the 11th largest out of 36 financial institutions in Baltimore City based upon deposit share as of that date. In addition, as of June 30, 2012, our deposit market share was 0.71% and 0.53% of total deposits in Baltimore County and Anne Arundel County, respectively, making us the 21st largest out of 42 financial institutions in Baltimore County and the 18th largest out of 32 financial institutions in Anne Arundel County.

Lending Activities

General. Historically, our principal lending activity was the origination, for retention in our portfolio, of mortgage loans collateralized by one- to four-family residential real estate located within our primary market area. However, in 2009 we changed our business strategy to become less reliant upon one- to four-family lending and to emphasize commercial business and commercial real estate lending. In connection with this strategy, we have hired three commercial real estate and commercial business loan officers with experience with such types of loans (one in fiscal 2010, the second in fiscal 2012, and the third in the last quarter of fiscal 2013), and utilize third parties to conduct the underwriting analysis of such loans based on our underwriting policies. We have also purchased commercial business and commercial real estate loans and participated in commercial and commercial real estate loans originated by other institutions. We currently sell almost all of our one- to four-family mortgage loans with terms over 10 years into the secondary market. In addition to commercial business loans, commercial real estate loans and residential mortgage loans, we also make home equity loans and lines of credit, residential and commercial construction loans, and, to a much lesser extent, consumer loans. A portion of the loans that we make for one- to four-family properties, are made to investors who reside in our community.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated. Amounts shown do not include loans held for sale equal to $197,000, $-0-, $-0-, $331,000 and $135,000 at March 31, 2013, 2012, 2011, 2010 and 2009, respectively.

	At March 31,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential mortgage loans:
One- to four-family residential	$63,912	39.6%	$76,687	44.2%	$92,144	51.5%
One- to four-family investor	15,826	9.8	17,265	9.9	19,568	10.9
Construction	3,508	2.2	3,865	2.2	6,514	3.6
Commercial real estate	36,239	22.5	31,018	17.9	21,034	11.7

Total real estate loans	119,485	74.1	128,835	74.2	139,260	77.7

Commercial business loans	26,937	16.7	27,158	15.7	19,425	10.8
Consumer:
Home equity loans and lines of credit	13,727	8.5	16,344	9.4	19,224	10.8
Other consumer	1,123	0.7	1,181	0.7	1,310	0.7

Total consumer loans	14,850	9.2	17,525	10.1	20,534	11.5

Total loans receivable	161,272	100.0%	173,518	100.0%	179,219	100.0%

Premium on purchased loans	15		38		61
Net deferred loan origination fees and costs	(96)		(100)		(206)
Allowance for loan losses	(2,071)		(3,552)		(1,183)

Total loans receivable, net	$159,120		$169,904		$177,891

	At March 31,
	2010		2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential mortgage loans:
One- to four-family residential	$117,607	65.0%	$120,616	76.0%
One- to four-family investor	19,949	11.0	8,426	5.3
Construction	2,837	1.6	1,815	1.1
Commercial real estate	11,421	6.3	6,946	4.4

Total real estate loans	151,814	83.9	137,803	86.8

Commercial business loans	8,574	4.7	1,331	0.8
Consumer:
Home equity loans and lines of credit	19,224	10.7	19,362	12.2
Other consumer	1,353	0.7	248	0.2

Total consumer loans	20,577	11.4	19,610	12.4

Total loans receivable	180,965	100.0%	158,744	100.0%

Premium on purchased loans	84		—
Net deferred loan origination fees and costs	(261)		(248)
Allowance for loan losses	(567)		(514)

Total loans receivable, net	$180,221		$157,982

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at March 31, 2013. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family Residential Real Estate		One- to Four-Family Investor Real Estate		Construction Real Estate		Commercial Real Estate
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending March 31,
2014	$160	5.68%	$13	7.75%	$3,508	4.82%	$1,712	1.34%
2015	109	4.92	217	6.32	—	—	1,468	2.42
2016	1,896	4.86	133	5.47	—	—	10,444	6.45
2017 to 2018	3,045	5.28	8,096	6.93	—	—	12,444	6.18
2019 to 2023	14,436	4.48	5,851	6.41	—	—	9,670	5.97
2024 to 2028	4,102	4.95	583	5.38	—	—	—	—
2029 and beyond	40,164	5.01	933	6.29	—	—	501	6.50

Total	$63,912	4.89%	$15,826	6.62%	$3,508	4.82%	$36,239	5.73%

	Commercial Business		Home Equity Loans and Lines of Credit		Other Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending March 31,
2014	$11,946	5.52%	$280	4.24%	$23	8.40%	$17,642	4.95%
2015	3,032	5.45	105	5.32	17	6.00	4,948	4.58
2016	4,746	6.44	706	5.01	13	6.50	17,938	6.21
2017 to 2018	850	4.94	539	4.49	—	—	24,974	6.24
2019 to 2023	6,157	5.48	1,557	5.78	—	—	37,671	5.38
2024 to 2028	—	—	5,010	3.85	—	—	9,696	4.41
2029 and beyond	206	5.48	5,530	4.64	1,070	3.94	48,404	5.00

Total	$26,937	5.65%	$13,727	4.49%	$1,123	4.12%	$161,272	5.36%

Fixed and Adjustable-Rate Loan Schedule. The following table sets forth at March 31, 2013, the dollar amount of all fixed-rate and adjustable-rate loans due after March 31, 2014.

	Due after March 31, 2014
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$62,992	$760	$63,752
One- to four-family investor	15,716	97	15,813
Construction	—	—	—
Commercial	34,527	—	34,527
Commercial business loans	12,027	2,964	14,991
Consumer loans:
Home equity loans and lines of credit	7,255	6,192	13,447
Other consumer	1,100	—	1,100

Total loans	$133,617	$10,013	$143,630

Residential Mortgage Loans. Hamilton Bank originates mortgage loans secured by owner occupied one- to four-family residential properties. To a lesser extent, we have also made loans to investors for the purchase of one- to four-family residential properties that are not owner-occupied. As of March 31, 2013, we had a total of $79.7 million of residential mortgage loans secured by one- to four-family properties, of which $63.9 million, or 80.2%, were secured by properties serving as the primary residence of the owner. The remaining $15.8 million, or 19.8%, of such loans were secured by non owner-occupied properties. Almost all of our residential mortgage loans are secured by properties in the Greater Baltimore area.

Historically, the terms of our one- to four-family mortgage loans retained in our portfolio ranged from 10 to 30 years. In order to lower our interest rate risk, beginning in 2009 we have sold to the secondary market almost all one- to four-family loans that we originate with terms exceeding 10 years. During fiscal 2013 and 2012, we sold $3.8 million and $1.5 million of one- to four-family mortgage loans that we originated, respectively. Our residential mortgage portfolio is almost entirely comprised of fixed-rate loans, with 98.9% of residential mortgage loans due after March 31, 2014 having fixed rates at March 31, 2013. During the year ended March 31, 2013, we originated no residential mortgage loans with adjustable-rates.

We generally do not make new one- to four-family mortgage loans on owner-occupied properties with loan-to-value ratios exceeding 95% at the time the loan is originated, and all loans with loan-to-value ratios in excess of 80% require private mortgage insurance. Loan to value ratios on refinances may not exceed 80%, and loan-to-value ratios for non-owner occupied properties may not exceed 65%. In addition, borrower debt may generally not exceed 36% of the borrower’s monthly cash flow. With respect to borrower debt on loans secured by non-owner occupied properties, we look to the investor’s aggregate debt and cash flows from all investment properties the investor operates. We require all properties securing residential mortgage loans to be appraised by a board-approved independent appraiser.

Loans secured by non-owner occupied properties typically have 7 year terms and amortize over a 30 year period. Because of the increased risk associated with non-owner occupied properties, interest rates on such loans are higher than for owner-occupied properties, and are currently at 8.0%. We have generally only originated loans secured by non-owner occupied properties to investors that reside in our market area.

In an effort to provide financing for first-time home buyers, we offer 30-year fixed-rate one- to four-family mortgage loans with loan-to-value ratios up to 95%, which cannot be readily sold to the secondary market and are held in portfolio. In fiscal 2013, we did not originate any such loans which we did not sell.

We also make “jumbo loans” (loans above $417,000, the current maximum conforming loan amount as established by the Federal Housing Finance Agency) that we retain in our portfolio. Jumbo loans that we originate typically have 7 year terms, 30 year amortization and maximum loan-to-value ratios of 80%. At March 31, 2013, our largest outstanding jumbo residential mortgage loan was for $1.6 million and was performing in accordance with its original terms.

Beginning in 2009, applications for loans that we intend to sell are processed through Mortgage Department Services, LLC (“MDS”), a company in which we have a minority interest. Prior to delivering applications to MDS, we review each application to ensure that the loan meets MDS’ standards for sale to the secondary market. However, we have outsourced the loan processing and loan underwriting to MDS as a cost savings measure. See “—Loan Originations, Participations, Purchases and Sales.” We receive an origination fee for each loan processed and sold to the secondary market through MDS. All such loans are sold with servicing released and without recourse to Hamilton Bank other than for breaches of customary representations and warranties to the buyers.

All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. All borrowers are required to obtain title insurance for the benefit of Hamilton Bank. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance on properties securing real estate loans.

Commercial Real Estate Loans. We originate commercial real estate loans in the Greater Baltimore area that are secured by properties used for business purposes such as small office buildings or retail facilities. We have increased our origination of commercial real estate loans over the last several years, and intend to continue to grow this portion of our loan portfolio in the future. At March 31, 2013, commercial real estate loans totaled $36.2 million, which amounted to 22.5% of total loans, compared to approximately $6.9 million, or 4.4% of total loans, at March 31, 2009.

Our commercial real estate loans are underwritten by a third-party underwriter, based on our loan underwriting polices. These third parties provide Hamilton Bank with a report on each loan application, which our lending officers then present to the board of directors or the appropriate loan committee. Our policies provide that such loans may be made in amounts of up to 80% of the appraised value of the property, provided that the property is more than 50% owner-occupied, or 75% of the appraised value of the property if it is not owner-occupied. Our commercial real estate loans have terms of up to 5 years and amortize for a period of up to 20 years. Interest rates may be fixed or adjustable. If adjustable, then they are generally based on the Prime rate of interest.

The regulatory loan-to-one borrower limit is 15% of a bank’s unimpaired capital plus unimpaired surplus. As a result of the additional capital received in the stock offering, Hamilton Bank’s loans-to-one borrower limit is just over $7.0 million. We have adopted an internal limit of $4.8 million. We generally target commercial real estate loans with balances of $250,000 to $3.0 million. At March 31, 2013, our commercial real estate loans had an average balance of $805,000. At that same date, our largest commercial real estate relationship included 7 loans totaling $4.7 million. These loans were secured by several restaurants, and were performing in accordance with their original terms at March 31, 2013.

Commercial real estate lending involves additional risks compared to one- to four-family residential lending because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, and/or the collateral value of the commercial real estate securing the loan. Repayment of such loans may be subject, to a greater extent than residential loans, to adverse conditions in the real estate market or the economy. Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. Commercial real estate loans generally have a higher rate of interest and shorter term than residential mortgage loans because of increased risks associated with commercial real estate lending. We seek to minimize these risks through our underwriting standards. However, we have recently experienced an increase in delinquencies and non-performing loans in our commercial real estate loan portfolio. See “Risk Factors—Our entry into commercial real estate and commercial business lending has resulted in higher losses on our loans.”

Commercial Business Loans. We originate commercial business loans and lines of credit secured by non-real estate business assets. These loans are generally originated to small businesses in our primary market area. Our commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. We have increased our origination of commercial business loans over the last few years, and intend to continue to grow this portfolio at a moderate pace. At March 31, 2013, commercial business loans and lines of credit outstanding totaled $26.9 million, which amounted to 16.7% of total loans, compared to approximately $1.3 million, or 0.8% of total loans, at March 31, 2009. At March 31, 2013, we also had $8.2 million of unfunded commitments on such loans.

Our commercial business loans have terms up to 5 years at both fixed and adjustable rates of interest, although, adjustable rates of interest are preferred and obtained when possible. Our commercial business loans are underwritten by the same third-party underwriter who underwrites our commercial real estate loans, based on our commercial business loan underwriting policies. Our commercial real estate loans are underwritten by a third-party underwriter, based on our loan underwriting polices. These third parties provide Hamilton Bank with a report on each loan application, which our lending officers then present to the board of directors or the appropriate loan committee. Our lending policies require that commercial business loans secured by accounts receivable do not exceed 75% of the value of the outstanding receivables less than 90 days past due. Commercial business advances secured by inventory are not to exceed 40% of the inventory book value and those secured by equipment are not to exceed 90% of the equipment’s carrying cost. We typically avoid making commercial business loans to purchase highly specialized, custom made equipment which may be difficult to dispose of in the event of default. When making commercial business loans, we consider the financial statements, lending history and debt service capabilities of the borrower (generally requiring a minimum debt service coverage ratio of 1.25:1.00), the projected cash flows of the business, and the value of the collateral, if any. Virtually all commercial business loans are guaranteed by the principals of the borrower.

Hamilton Bank is also qualified to make Small Business Administration (“SBA”) loans. The SBA program is an economic development program which finances the expansion of small businesses. Under the SBA program, we originate and fund loans under the SBA 7(a) Loan Program which qualify for guarantees up to 90% of principal and accrued interest. We also originate loans under the SBA’s CDC/504 Loan Program in which we generally provide 50% of the financing, taking a first lien on the real property as collateral. We do not treat the SBA guarantee as a substitute for a borrower meeting our credit standards, and, except for minimum capital levels or maximum loan terms, the borrower must meet our other credit standards as applicable to loans outside the SBA process. During fiscal 2013, we originated $1.1 million of loans under SBA programs, compared to $4.3 million of such loans originated in fiscal 2012.

We focus on the origination of commercial business loans in amounts between $500,000 and $1.5 million. At March 31, 2013, our commercial business loans had an average balance of $364,000. At that same date, our largest commercial business loan was a $2.2 million term loan to a health club secured by the business assets of the company. This loan was performing in accordance with its original terms at March 31, 2013.

Commercial business loans generally have a greater credit risk than one- to four-family residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. We seek to minimize these risks through our underwriting standards. However, we have recently experienced increased delinquencies and non-performing loans in our commercial business loan portfolio. See “Risk Factors—Our entry into commercial real estate and commercial business lending has resulted in higher losses on our loans.”

Home Equity Loans and Lines of Credit. In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans and lines of credit that are secured by the borrower’s primary or secondary residence. At March 31, 2013, we had $13.7 million, or 8.5% of our total loan portfolio in home equity loans and lines of credit. At that date we also had $17.3 million of undisbursed funds related to home equity lines of credit.

Home equity loans and lines of credit are generally underwritten using the same criteria that we use to underwrite one- to four-family residential mortgage loans. Home equity loans and lines of credit may be underwritten with a loan-to-value ratio of up to 80% when combined with the principal balance of the existing first mortgage loan. Our home equity loans are primarily originated with fixed rates of interest with terms of up to 20 years. Our home equity lines of credit are originated with adjustable-rates based on the prime rate of interest minus an applicable margin and require interest paid monthly. Our adjustable-rate lines of credit have floors of 4% and ceilings of 18%. Home equity loans and lines of credit are available in amounts of between $10,000 and $250,000.

Home equity loans and lines of credit secured by second mortgages have greater risk than one- to four-family residential mortgage loans secured by first mortgages. We face the risk that the collateral will be insufficient to compensate us for loan losses and costs of foreclosure. When customers default on their loans, we attempt to foreclose on the property and resell the property as soon as possible to minimize foreclosure and carrying costs. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers. Particularly with respect to our home equity loans and lines of credit, decreases in real estate values could adversely affect the value of property securing the loan.

Construction Loans. We originate construction loans for both commercial and residential real estate. Construction loans we originate generally provide for the payment of interest only during the construction phase. At the end of the construction phase, the loan converts to a permanent mortgage loan at the same rate of interest. Before making a commitment to fund a construction loan, Hamilton Bank requires detailed cost estimates to complete the project and an appraisal of the property by an independent licensed appraiser. Hamilton Bank also reviews and inspects each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method. Construction loans for one- to four-family residential real estate may be underwritten with a loan-to-value ratio of up to 80%. Commercial construction loans generally may not exceed a loan-to-value ratio of 75%.

Construction lending generally involves a greater degree of risk than other one- to four-family mortgage lending. The repayment of the construction loan is, to a great degree, dependent upon the successful and timely completion of construction. Various potential factors including construction delays or the financial viability of the builder may further impair the borrower’s ability to repay the loan.

At March 31, 2013, total construction loans represented $3.5 million, or 2.2%, of Hamilton Bank’s total loans, of which only $17,000 consisted of residential construction loans and the remainder was commercial construction. At March 31, 2013, the unadvanced portion of total construction loans totaled $241,000. At March 31, 2013, our largest construction loan had a principal balance of $2.5 million, and was performing in accordance with its original terms.

Other Consumer Loans. We make loans secured by deposit accounts up to 90% of the amount of the depositor’s deposit account balance. On a more limited basis, we also originate automobile loans to our customers. Other consumer loans totaled $1.1 million, or 0.7% of our total loan portfolio, at March 31, 2013.

Loan Originations, Participations, Purchases and Sales. Most of our loan originations are generated by our loan personnel operating at our corporate headquarters and banking office locations. All loans we originate are underwritten pursuant to our policies and procedures, although we currently outsource most of our loan processing and underwriting to third parties. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and the pricing levels as set in the local marketplace by competing banks, thrifts, credit unions, and mortgage banking companies. Our volume of real estate loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our real estate loan originations can vary from period to period.

Consistent with our interest rate risk strategy, in the low interest rate environment that has existed in recent years, we have sold on a servicing-released basis almost all of the one- to four-family residential mortgage loans with maturities over 10 years that we have originated. All loan applications that we have the intention of selling are processed through MDS. We have outsourced the loan processing and loan underwriting to the MDS as a cost savings measure. We pay a flat fee to MDS for each loan settled and we receive a fee per loan in return for delivery of the loan to the secondary market. All loans sold through MDS are sold without recourse to Hamilton Bank other than for breaches of customary representations and warranties to the buyers.

From time to time, we have purchased loan participations in commercial loans in which we are not the lead lender that are secured by real estate or other assets within the state of Maryland, but not necessarily our primary lending area. With regard to all loan participations, we follow our customary loan underwriting and approval policies, and although we may be only approving and servicing a portion of the loan, we underwrite the loan request as if we had originated the loan to ensure cash flow and collateral are sufficient. At March 31, 2013, our loan participations totaled $21.6 million, or 13.4% of our total loan portfolio, the majority of which were in our primary market area. Of these $21.6 million in participations, $2.9 million were non-performing at March 31, 2013. We do not expect to enter into additional loan participations in the near future. However, we do look at opportunities for participations on a case by case basis.

During fiscal 2010, in connection with the acquisition of our Pasadena, Maryland office from K Bank, we purchased approximately $25.6 million of K Bank’s loans. As of March 31, 2013, the remaining balance of loans purchased from K Bank totaled $12.5 million, or 7.7% of total gross loans. Of these $12.5 million in purchased loans, $1.7 million were non-performing at March 31, 2013. At March 31, 2013, we had no purchased loans in portfolio other than those purchased from K Bank. We do not expect to acquire whole loans from other financial institutions in the near future, however, we do look at opportunities for such purchases on a case by case basis.

The following table shows our loan origination, repayment and sale activities for the fiscal years indicated.

	Year Ended March 31,
	2013	2012
	(In thousands)

Total loans at beginning of year	$173,518	$179,219
Loans originated:
Real estate loans:
Residential mortgage loans:
One- to four-family residential	2,718	5,231
One- to four-family investor	—	124
Construction	—	400
Commercial real estate	8,247	7,825

Total real estate loans	10,965	13,580

Commercial business loans	6,639	15,633
Consumer:
Home equity loans and lines of credit	2,116	1,688
Other consumer	4	5

Total consumer loans	2,120	1,693

Total loans originated	19,724	30,906

Deduct:
Principal repayments	24,637	29,894
Transferred to foreclosed real estate	428	756
Unused lines of credit	3,302	4,383
Loan sales	3,603	1,574

Net loan activity	(12,246)	(5,701)

Total loans at end of year	$161,272	$173,518

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures developed by management and approved by our board of directors. The loan approval process is intended to assess the borrower’s ability to repay the loan and the value of the collateral that will secure the loan. To assess the borrower’s ability to repay, our policies provide for the review of the borrower’s employment and credit history and information on the historical and projected income and expenses of the borrower. We will also evaluate a guarantor when a guarantee is provided as part of the loan. As a cost saving measure, we have outsourced most of the processing and underwriting of our loan applications to third parties. These third parties provide Hamilton Bank with a report on each loan application, which our lending officers then present for approval.

Hamilton Bank’s policies and loan approval limits are established by our board of directors. Residential real estate loans and home equity loans and lines of credit of up to $1.0 million may be approved by a Loan Committee consisting of our President, our Executive Vice President, Chief Credit Officer and our Vice President of Risk and Compliance. All real estate loans and home equity loans and lines of credit above $1.0 million must be approved by the full board of directors. All commercial business loans and commercial real estate loans require two levels of approval. The first level of approval is the Senior Vice President of Business Banking or other senior loan officer presenting the loan. The second level of approval required depends on the amount of the loan as follows: (i) secured commercial loans up to $1.0 million must be approved by a loan committee consisting of the President, Executive Vice President, Chief Credit Officer and Vice President of Risk and Compliance; (ii) secured commercial loans up to $2.0 million must be approved by an executive loan committee consisting of the Chairman of the Board and the loan committee; and (iii) secured commercial loans over $2.0 million, loans that would bring the total loan relationship above $2.0 million, and all unsecured commercial loans, must be approved by the full board of directors. We currently have no unsecured commercial business loans.

Securities Activities

General. Our investment policy is developed by management and approved by the board of directors. The objectives of the policy are to: (i) ensure adequate liquidity for loan demand and deposit fluctuations, and to allow us to alter our liquidity position to meet both day-to-day and long-term changes in assets and liabilities; (ii) manage interest rate risk in accordance with our interest rate risk policy; (iii) provide collateral for pledging requirements; (iv) maximize return on our investments; and (v) maintain a balance of high quality diversified investments to minimize risk.

Our Investment Committee, consisting of our President and Chief Executive Officer, our Executive Vice President and our Chief Financial Officer, is responsible for implementing our investment policy, including approval of investment strategies and monitoring investment performance. Each member of the Investment Committee is authorized to execute purchases or sales of securities. The board of directors regularly reviews our investment strategies and the market value of our investment portfolio.

We account for investment and mortgage-backed securities in accordance with Accounting Standards Codification Topic 320, “Investments – Debt and Equity Securities.” Accounting Standards Codification 320 requires that investments be categorized as held-to maturity, trading, or available for sale. Our securities are generally categorized as available-for-sale based on our need to meet daily liquidity needs and to take advantage of profits that may occur from time to time. At March 31, 2013, all of our securities were classified as available for sale.

Federally chartered savings institutions have authority to invest in various types of assets, including government-sponsored enterprise obligations, securities of various federal agencies, residential mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, debt instruments of municipalities and Fannie Mae and Freddie Mac equity securities. At March 31, 2013, our investment portfolio consisted entirely of securities and mortgage-backed securities issued by U.S. Government agencies or U.S. Government-sponsored enterprises, including stock in the Federal Home Loan Mortgage Corporation. The principal and interest on our mortgage-backed securities are guaranteed by the issuing entity. At March 31, 2013, we owned $400,600 in Federal Home Loan Bank of Atlanta stock. As a member of Federal Home Loan Bank of Atlanta, we are required to purchase stock in the Federal Home Loan Bank of Atlanta. At March 31, 2013, we had no investments in a single company or entity (other than an agency of the U.S. Government or a U.S. Government-sponsored enterprise) that had an aggregate book value in excess of 10% of our equity.

Amortized Cost and Estimated Fair Value of Securities. The following table sets forth certain information regarding the amortized cost and estimated fair values of our securities as of the dates indicated.

	At March 31,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Mortgage-backed securities:
Fannie Mae	$49,657	$49,845	$30,975	$31,134	$18,605	$18,663
Ginnie Mae	11,536	11,975	22,049	22,571	11,810	11,757
Freddie Mac	27,303	27,380	21,992	22,303	28,553	28,515
Other	—	—	—	—	4,463	4,548

Total mortgage-backed securities	88,496	89,200	75,016	76,008	63,431	63,483
U.S. Government agencies	27,075	27,029	18,766	18,821	38,062	37,665
Freddie Mac stock	7	5	7	2	7	3

Total	$115,578	$116,234	$93,789	$94,831	$101,500	$101,151

Portfolio Maturities and Yields. The composition and maturities of the debt investment securities portfolio at March 31, 2013 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	At March 31, 2013
	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(Dollars in thousands)

Mortgage-backed securities:
Fannie Mae	$—	—%	$—	—%	$13,483	2.61%	$36,174	2.44%	$49,657	$49,845	2.49%
Ginnie Mae	16	6.01	—	—	—	—	11,520	3.00	11,536	11,975	3.01
Freddie Mac	—	—	29	6.02	3,046	1.91	24,228	2.43	27,303	27,380	2.38

Total mortgage-backed securities	16	6.01	29	6.02	16,529	2.48	71,922	2.53	88,496	89,200	2.52
U.S. government agencies	1,505	3.22	6,576	1.27	11,999	2.06	6,995	1.90	27,075	27,029	1.89

Total	$1,521	3.25%	$6,605	1.29%	$28,528	2.30%	$78,917	2.47%	$115,571	$116,229	2.36%

Sources of Funds

General. Deposits, scheduled amortization and prepayments of loan principal, maturities and calls of securities and funds provided by operations are our primary sources of funds for use in lending, investing and for other general purposes. We historically have not used Federal Home Loan Bank advances to fund our operations, and we had no such advances as of March 31, 2013 or 2012.

Deposits. We offer deposit products having a range of interest rates and terms. We currently offer statement savings accounts, NOW accounts, noninterest-bearing demand accounts, money market accounts and certificates of deposit. We also offer the Certificate of Deposit Account Registry Service (CDARS) program to our customers. Our strategic plan includes a greater emphasis on developing commercial business activities, both deposit and lending customer relationships.

Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from areas surrounding our branch offices. In order to attract and retain deposits we rely on paying competitive interest rates and providing quality service.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. Our deposits are primarily obtained from areas surrounding our branch offices. In order to attract and retain deposits we rely on paying competitive interest rates and providing quality service. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At March 31, 2013, $196 million, or 75.4% of our total deposit accounts were certificates of deposit, of which $112.6 million had maturities of one year or less.

The following tables set forth the distribution of our average deposit accounts, by account type, for the years indicated.

	For the Years Ended March 31,
	2013			2012			2011
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Deposit type:
Certificates of deposit	$208,204	75.8%	1.30%	$229,460	79.8%	1.62%	$242,621	82.6%	2.08%
Money market	27,694	10.1	0.24	25,434	8.9	0.47	22,978	7.8	0.72
Statement savings	15,210	5.5	0.14	15,572	5.4	0.21	15,339	5.2	0.47
Noninterest bearing demand	15,967	5.8	0.00	9,280	3.2	0.00	6,169	2.1	0.00
NOW accounts	7,684	2.8	0.05	7,617	2.7	0.08	6,550	2.3	0.20

Total deposits	$274,759	100.0%	1.02%	$287,363	100.0%	1.35%	$293,657	100.0%	1.80%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At March 31,
	2013	2012	2011
	(In thousands)

Interest Rate:

Less than 2.00%	$164,194	$177,657	$193,275
2.00% to 2.99%	22,876	24,486	21,737
3.00% to 3.99%	4,487	4,747	7,956
4.00% to 4.99%	4,411	10,982	12,485
5.00% and above	50	1,518	7,776

Total	$196,018	$219,390	$243,229

Maturities of Certificates of Deposit Accounts. The following table sets forth the amount and maturities of certificates of deposit accounts at the dates indicated.

	At March 31, 2013
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)

Interest Rate Range:
Less than 2.00%	$102,540	$34,555	$15,485	$11,614	$164,194	83.8%
2.00% to 2.99%	1,341	7,422	6,611	7,502	22,876	11.7
3.00% to 3.99%	4,311	176	—	—	4,487	2.3
4.00% to 4.99%	4,395	16	—	—	4,411	2.2
5.00% to 5.99%	50	—	—	—	50	—

Total	$112,637	$42,169	$22,096	$19,116	$196,018	100.0%

As of March 31, 2013, the aggregate amount of outstanding certificates of deposit at Hamilton Bank in amounts greater than or equal to $100,000 was approximately $77.1 million. The following table presents the maturity of these certificates of deposit at such date.

Period to Maturity	At March 31, 2013
(In thousands)

Three months or less	$10,853
Over three through six months	13,368
Over six months through one year	16,359
Over one year to three years	27,694
Over three years	8,849

Total	$77,123

Borrowed Funds. As a member of the Federal Home Loan Bank of Atlanta, Hamilton Bank is eligible to obtain advances upon the security of the Federal Home Loan Bank common stock owned and certain residential mortgage loans, provided certain standards related to credit-worthiness have been met. Federal Home Loan Bank advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities. At March 31, 2013, based on available collateral, we had the ability to borrow approximately $64.2 million from the Federal Home Loan Bank of Atlanta. However, we historically have not used Federal Home Loan Bank advances to fund our operations, and had no such advances as of March 31, 2013 or 2012.

Hamilton Bank may also borrow up to $5.0 million from a correspondent bank under a secured federal funds line of credit, and $1.0 million under an unsecured line of credit. We would be required to pledge investment securities to draw upon the secured line of credit.

Employees

As of March 31, 2013, we had 56 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

Subsidiary Activities

Hamilton Bancorp has one subsidiary, Hamilton Bank. Hamilton Bank has one wholly owned subsidiary, 3110 FC, LLC, a Maryland limited liability company that was formed to hold other real estate owned acquired through foreclosure or deed-in-lieu of foreclosure.

REGULATION AND SUPERVISION

General

Hamilton Bank is examined and supervised by the Office of the Comptroller of the Currency (OCC) and is subject to examination by the Federal Deposit Insurance Corporation (FDIC). This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Federal law prohibits an institution from disclosing its CAMELS rating to the public. Hamilton Bank also is a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the twelve regional banks in the Federal Home Loan Bank System. Hamilton Bank is also regulated to a lesser extent by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) governing reserves to be maintained against deposits and other matters. The Office of the Comptroller of the Currency examines Hamilton Bank and prepares reports for the consideration of its board of directors on any operating deficiencies. Hamilton Bank’s relationship with its depositors and borrowers is also regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Hamilton Bank’s mortgage documents.

As a savings and loan holding company, Hamilton Bancorp, Inc. is required to comply with the rules and regulations of the Federal Reserve Board and to file certain reports with and is subject to examination by the Federal Reserve Board. Hamilton Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in these laws or regulations, whether by the FDIC, the OCC, the Federal Reserve Board or Congress, could have a material adverse impact on Hamilton Bancorp and Hamilton Bank and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of federal savings banks such as Hamilton Bank. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings banks was transferred to the OCC, which is also primarily responsible for the regulation and supervision of national banks. Responsibility for the regulation and supervision of savings and loan holding companies, such as Hamilton Bancorp was transferred to the Federal Reserve Board, which also supervises bank holding companies. Additionally, a new Consumer Financial Protection Bureau was established as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau has assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to prudential regulators, and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as Hamilton Bank, continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and are subject to the primary enforcement authority of, their primary regulator rather than the Consumer Financial Protection Bureau. The Dodd-Frank Act also, among other things, changed the base for FDIC insurance assessments, provided for originators of certain securitized loans to retain a percentage of the risk for transferred credits, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage originations.

Set forth below is a brief description of certain regulatory requirements that are applicable to Hamilton Bancorp and Hamilton Bank. The description below is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Hamilton Bancorp and Hamilton Bank.

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OCC. Under these laws and regulations, Hamilton Bank may invest in mortgage loans secured by residential and nonresidential real estate, commercial business loans and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. Hamilton Bank also may invest, subject to specified limits, in subsidiaries that may engage in activities not otherwise permissible for Hamilton Bank, including real estate investment and securities and insurance brokerage. The Dodd-Frank Act authorized the payment of interest on commercial checking accounts, effective July 21, 2011.

Capital Requirements. OCC regulations require federal savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio.

The risk-based capital standard for federal savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OCC, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of any recourse of the purchaser to the savings bank. Hamilton Bank does not typically engage in asset sales.

At March 31, 2013, Hamilton Bank’s capital exceeded all applicable requirements.

On June 6, 2012, the OCC and the other federal bank regulatory agencies issued a series of proposed rules that would revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. Among other things, the proposed rules establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum Tier 1 capital to risk-based assets requirement (6% of risk-weighted assets) and assign higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules also require unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements. The proposed rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The proposed rules indicated that the final rules would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However, the agencies have indicated that, due to the volume of public comments received, the final rule would be delayed past January 1, 2013.

Loans to One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of March 31, 2013, Hamilton Bank was in compliance with the loans-to-one-borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, Hamilton Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Hamilton Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12 months. A savings bank that fails the qualified thrift lender test must operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL Test potentially subject to agency enforcement action for a violation of law. At March 31, 2013, Hamilton Bank held 85.1% of its “portfolio assets” in “qualified thrift investments,” and satisfied the QTL Test.

Capital Distributions. OCC regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings bank must file an application for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

•	the savings bank would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or OCC imposed condition; or

•	the savings bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company, such as Hamilton Bank, must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The Federal Reserve Board or the OCC may disapprove a notice or application if:

•	the savings bank would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•

the capital distribution would violate a prohibition contained in any statute, regulation, agreement with a federal banking regulatory agency or condition, imposed in connection with an application or notice.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to satisfy any applicable regulatory capital requirement.

Liquidity. A federal savings bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws. All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the OCC to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the OCC is required to assess the association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice. Hamilton Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by federal regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Hamilton Bank. Hamilton Bancorp is an affiliate of Hamilton Bank.

In general, loan transactions between an insured depository institution and its affiliate are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliate are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the insured depository institution. In addition, federal regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The OCC requires savings banks to maintain detailed records of all transactions with affiliates.

Hamilton Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features (subject to an exception for bank-wide lending programs available to all employees), and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Hamilton Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by Hamilton Bank’s board of directors. Extensions of credit to executive officers are subject to additional restrictions, including limits on various types of loans.

Enforcement. The OCC has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or to recommend to the OCC that enforcement action be taken with respect to a particular savings institution. If action is not taken by the OCC, the FDIC has authority to take action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

•	well-capitalized – at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital;

•	adequately capitalized – at least 4% leverage capital (3% for savings banks with a composite examination rating of 1), 4% Tier 1 risk-based capital and 8% total risk-based capital;

•	undercapitalized – less than 4% leverage capital (less than 3% for savings banks with a composite examination rating of 1), 4% Tier 1 risk-based capital or 8% total risk-based capital;

•	significantly undercapitalized – less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital; or

•	critically undercapitalized – less than 2% tangible capital.

Generally, the OCC is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities the savings bank will engage in while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings bank. Any holding company for the savings bank required to submit a capital restoration plan must guarantee the lesser of: an amount equal to 5% of a savings bank’s assets at the time it was notified or deemed to be undercapitalized by the OCC, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the OCC notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OCC has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

The recently proposed rules that would increase regulatory capital requirements would adjust the prompt corrective categories accordingly.

At March 31, 2013, Hamilton Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. Hamilton Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Dodd-Frank Act permanently increased the deposit insurance limit to $250,000 per account owner. In addition, certain non-interest-bearing transaction accounts were fully insured, regardless of the dollar amount, until December 31, 2012.

Under the FDIC’s risk-based assessment system, insured institutions are assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by FDIC regulations. Institutions deemed less risky pay lower assessments. The FDIC may adjust the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Dodd-Frank Act required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity.

The FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital (as of June 30, 2009), capped at ten basis points of an institution’s deposit assessment base, in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30,

2009. The FDIC provided for similar assessments during the final two quarters of 2009, if deemed necessary. In lieu of further special assessments, however, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which included an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings has been recorded for each regular assessment with an offsetting credit to the prepaid asset.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the quarter ended March 31, 2013 equaled .64 basis points of total assets less tangible capital.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has recently exercised that discretion by establishing a long range fund ratio of 2%.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Hamilton Bank. We cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

Prohibitions Against Tying Arrangements. Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System. Hamilton Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Boston, Hamilton Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of March 31, 2013, Hamilton Bank was in compliance with this requirement.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At March 31, 2013, Hamilton Bank was in compliance with these reserve requirements.

Other Regulations

Interest and other charges collected or contracted for by Hamilton Bank are subject to state usury laws and federal laws concerning interest rates. Hamilton Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Hamilton Bank also are subject to the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•

The USA PATRIOT Act, which requires savings banks to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•

The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

Hamilton Bancorp is a unitary savings and loan holding company, subject to regulation and supervision by the Federal Reserve Board. The Federal Reserve Board has enforcement authority over Hamilton Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to Hamilton Bank.

Activities. The activities of a savings and loan holding company, such as Hamilton Bancorp, are limited to those activities permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity. The Dodd-Frank Act added that any savings and loan holding company that engages in activities permissible for a financial holding company must meet the qualitative requirements for a bank holding company to be a financial holding company and conduct the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve Board, and certain additional activities authorized by Federal Reserve Board regulations.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting shares of another savings institution or savings and loan holding company, without prior written approval of the Federal Reserve Board. It also generally prohibits the acquisition or retention of more than 5% of the voting shares of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider factors such as the financial and managerial resources and future prospects of the savings institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive effects.

Capital Requirements. Savings and loan holding companies have not historically been subjected to consolidated regulatory capital requirements. However, the Dodd-Frank Act requires the Federal Reserve Board to set, for all savings and loan holding companies, minimum consolidated capital levels that are as stringent as those required for their insured depository institution subsidiaries. The components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. That would exclude instruments such as trust preferred securities and cumulative preferred stock that are currently permitted for bank holding companies. The Dodd-Frank Act provides that instruments issued before May 19, 2010 will be grandfathered for companies of consolidated assets of $15 billion or less. The Dodd-Frank Act further provides that holding companies that were not regulated by the Federal Reserve Board as of May 19, 2010 (which would include most savings and loan holding companies) are subject to a five-year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before such capital requirements apply. The proposed capital rules discussed earlier would implement the consolidated capital requirements for savings and loan holding companies. However, the proposed rules did not incorporate the referenced grandfather for instruments issued before May 19, 2010 or the transition period, notwithstanding the Dodd-Frank statutory language. Similarly, the proposed rule did not extend to savings and loan holding companies the existing exemption applicable for bank holding companies of less than $500 million in consolidated assets. It is uncertain whether any final rule will do any of these things.

Source of Strength. The Dodd-Frank Act extended to savings and loan holding companies the Federal Reserve Board’s “source of strength” doctrine, which has long applied to bank holding companies. The regulatory agencies must promulgate regulations implementing the “source of strength” policy, which requires holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Capital Distributions. The Federal Reserve Board has issued a policy statement regarding capital distributions by bank holding companies that it has suggested is applicable to savings and loan holding companies as well. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary depository institution becomes undercapitalized. These regulatory policies could affect the ability of Hamilton Bancorp to pay dividends or otherwise engage in capital distributions.

Federal Securities Laws

Hamilton Bancorp common stock is registered with the Securities and Exchange Commission. Hamilton Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. Our Chief Executive Officer and Chief Financial Officer are required to certify, among other things, that our quarterly and annual reports do not contain any untrue statement of a material fact.

ITEM 1A.	RISK FACTORS

Our recent emphasis on commercial real estate and commercial business loans has increased our credit risk.

We have significantly increased our origination of commercial real estate and commercial business loans during the last four years, and we intend to continue to grow our portfolios of such loans in the near term, subject to market conditions. At March 31, 2013, commercial real estate loans totaled $36.2 million, or 22.5% of total loans, compared to $6.9 million, or 4.4% of total loans, at March 31, 2009. At March 31, 2013, commercial business loans and lines of credit outstanding totaled $26.9 million, or 16.7% of total loans, compared to $1.3 million, or 0.8% of total loans, at March 31, 2009.

Commercial real estate and commercial business loans generally have more risk than the one- to four-family residential real estate loans that we originate. Because the repayment of commercial real estate and commercial business loans depends on the successful management and operation of the borrower’s properties or businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. In addition, a downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. See “—Our entry into commercial real estate and commercial business lending has resulted in higher losses on our loans,” below.

Our entry into commercial real estate and commercial business lending has resulted in higher losses on our loans.

Beginning in 2009, we changed our business strategy to become less reliant upon one- to four-family lending and emphasize commercial business and commercial real estate lending. To support this strategy, we have hired three commercial real estate and commercial loan officers with commercial lending experience (one in fiscal 2010, another in fiscal 2012, and a third in the last quarter of fiscal year 2013) and we have entered into arrangements with third parties to conduct the underwriting analysis of such loans. We have also purchased whole commercial business and commercial real estate loans from other institutions and participated in commercial business and commercial real estate loans originated by other institutions.

Beginning in 2011, the level of our delinquent and non-performing commercial and commercial real estate loans began to increase, particularly in our portfolio of loan participations and purchased loans. During fiscal 2012, nonperforming loans increased $5.8 million, or 354%, to $7.4 million at March 31, 2012 from $1.6 million at March 31, 2011. Included in such amount were nonperforming commercial business loans and commercial real estate loans which increased $4.1 million, or 478%, from $860,000 to $5.0 million during fiscal 2012. Our commercial business and commercial real estate loan (including commercial construction loan) purchases and participations, which totaled $11.1 million at March 31, 2012, contributed $5.2 million of the $5.8 million increase in non-performing loans during the year ended March 31, 2012, and comprised $5.2 million of our $7.4 million of non-performing loans at March 31, 2012. During fiscal 2013, we had charge-offs of $3.2 million, including $2.9 million of commercial business and commercial real estate loans (including commercial construction loans). At March 31, 2013 we had $5.1 million of nonperforming loans, including $1.3 million and $2.4 million of nonperforming commercial business loans and commercial real estate loans (including commercial construction loans), respectively.

Given our recent emphasis on commercial business and commercial real estate lending, and that our portfolio of commercial business loans and commercial real estate loans is not seasoned, we have a limited loss history with which to measure the level of risk in our commercial real estate and commercial business loan portfolios. In addition, as our outsourcing of the underwriting function with respect to commercial business loans and commercial real estate loans is relatively new, we have a limited history on which to assess the effectiveness of our commercial business and commercial real estate loan underwriting processes and personnel. Delinquencies and loan losses related to our commercial real estate loans and commercial business loans could increase more than we have provided for in our allowance for loan losses as we continue to emphasize this type of lending activity.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance for loan losses. Additions to the allowance for loan losses are established through the provision for losses on loans which is charged against income.

The unseasoned nature of much of our commercial real estate loans and commercial business loans increases the risk that our allowance may be insufficient to absorb losses without significant additional provisions. See “—Our recent emphasis on commercial real estate and commercial business loans has increased our credit risk,” and “—Our entry into commercial real estate and commercial business lending has resulted in higher losses on our loans,” above. At March 31, 2013, our allowance for loan losses was $2.1 million, or 40.4% of non-performing loans.

Material additions to our allowance could materially decrease our net income. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

Historically low interest rates may adversely affect our net interest income and profitability.

During the past five years it has been the policy of the Board of Governors of the Federal Reserve System to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, yields on securities we have purchased, and to a lesser extent, market rates on the loans we have originated, have been at levels lower than were available prior to 2008. Consequently, the average yield on our interest earning assets has decreased during the recent low interest rate environment. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has resulted in increases in net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) in the short term. However, our ability to lower our interest expense is limited at these interest rate levels, while the average yield on our interest-earning assets may continue to decrease. Our interest rate spread for fiscal 2013 decreased to 2.44% from 2.62% for fiscal 2012.

The Board of Governors of the Federal Reserve System has indicated its intention to maintain low interest rates in the near future. Accordingly, our net interest income may decrease, which may have an adverse affect on our profitability. For information with respect to changes in interest rates, see “—Changes in interest rates could adversely affect our results of operations and financial condition” below.

Changes in interest rates could adversely affect our results of operations and financial condition.

Our profitability depends substantially on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. Increases in interest rates may decrease loan demand (which would also decrease our ability to generate noninterest income through the sale of loans into the secondary market and related fees for continuing to service those sold loans, particularly SBA loans sold) and make it more difficult for borrowers to repay adjustable-rate loans. In addition, as market interest rates rise, we will have competitive pressures to increase the rates we pay on deposits. Because interest rates we pay on our deposits would be expected to increase more quickly than the increase in the yields we earn on our interest-earning assets, our net interest income would be adversely affected.

We also are subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the interest rates on existing loans and securities.

We could potentially recognize goodwill impairment charges.

As of March 31, 2013, we had $2.7 million of goodwill related to the acquisition of our Pasadena, Maryland branch office in 2009. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of Hamilton Bank be compared to the carrying amount of the Bank’s net assets, including goodwill. If the fair value of the Bank is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value. We test for impairment of goodwill during February of each year. As a result of impairment testing performed during February 2013, no impairment charge was recorded. However, future declines in our banking franchise value could result in goodwill impairment expense that is material to our earnings.

Strong competition within our market areas may limit our growth and profitability.

Competition in the banking and financial services industry within our market area is intense. In our market area we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources and lending limits than we have and offer certain services that we do not or cannot provide. Our profitability depends upon our continued ability to successfully compete in our market area. The greater resources and broader range of deposit and loan products offered by our competition may limit our ability to increase our interest-earning assets and profitability. We expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Competition for deposits and the origination of loans could limit our ability to successfully implement our business plan, and could adversely affect our results of operations in the future.

A continued weak economic recovery or a return to recessionary conditions could increase our level of nonperforming assets, lower real estate values in our market and reduced demand for loans, which would result in increased loan losses and lower earnings.

Our markets have been adversely impacted by the severe national economic recession of 2008 and 2009, and the weak economic recovery has resulted in continued uncertainty in the financial markets and the expectation of weak general economic conditions continuing through 2013. A continued weak recovery or a return to recessionary conditions would result in higher than expected nonperforming assets, decreased real estate values in our market, and a decrease in demand for our products and services. These negative events would lead to higher loan losses and lower earnings, and could adversely impact our capital, liquidity and financial condition.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Federal Reserve Board and the Office of the Comptroller of the Currency, our primary federal regulators, and the Federal Deposit Insurance Corporation, as insurer of our deposits. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Hamilton Bank rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Income from secondary mortgage market operations is volatile, and we may incur losses or charges with respect to our secondary mortgage market operations which would negatively affect our earnings.

We generally sell in the secondary market all residential mortgage loans that we originate with terms over 10 years on a servicing released basis, earning noninterest income in the form of gains on sale. When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans available for sale. In addition to interest rate levels, weak or deteriorating economic conditions also tend to reduce loan demand. Although we sell loans in the secondary market without recourse, we are required to give customary representations and warranties to the buyers. If we breach those representations and warranties, the buyers can require us to repurchase the loans and we may incur a loss on the repurchase. Since 2009, we have outsourced the loan processing and underwriting functions with respect to loans that we intend to sell in the secondary market to a third-party company. While we review each application to ensure compliance with secondary market standards, there may be some additional risk in outsourcing these functions to a third party rather than utilizing our own employees. If our relationship with this third-party loan processor/underwriter were to terminate, we would incur additional costs to undertake such functions using our own employees. In addition, if our current third-party arrangement were to be terminated, we may not be able to process and underwrite the same volume of loans for the secondary market using our own employees, which could result in reduced income.

Legislative and regulatory initiatives may affect our business activities and increase operating costs.

The potential exists for additional federal or state laws and regulations regarding lending, funding practices, capital, and liquidity standards. Bank regulatory agencies are expected to be more active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. In addition, new laws, regulations, and other regulatory changes may also increase our compliance costs and affect our business and operations. Moreover, the Federal Deposit Insurance Corporation (“FDIC”) sets the cost of our FDIC insurance premiums, which can affect our profitability.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. Regulatory capital requirements and their impact on us may change. See “—Proposed new federal bank capital rules may affect our future financial condition and earnings,” below.

The Dodd-Frank Act made extensive changes in the regulation of insured depository institutions. In addition to eliminating the Office of Thrift Supervision and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, directs changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, requires originators of certain securitized loans to retain a percentage of the risk for the transferred loans, stipulates regulatory rate-setting for certain debit card interchange fees, repeals restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations. The impact of many of the provisions of the Dodd-Frank Act cannot yet be fully assessed. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense.

New laws, regulations, and other regulatory changes, along with negative developments in the financial industry and the domestic and international credit markets, may significantly affect the markets in which we do business, the markets for and value of our loans and investments, and our ongoing operations, costs and profitability. For more information, see “Regulation and Supervision” in Item 1 of this Annual Report.

Proposed new federal bank capital rules may affect our future financial condition and earnings.

On June 12, 2012, the Office of the Comptroller of the Currency (“OCC”), Board of Governors of the Federal Reserve System (“FRB”), and the FDIC announced that they are seeking comment on three notices of proposed rulemaking that would revise and replace the agencies’ current capital rules as these federal agencies move forward with implementing capital requirements consistent with agreements reached by the Basel Committee on Banking Supervision (“Basel III”). The proposed rules are currently preliminary and we will be assessing the potential impact of the proposed and final rules. For further discussion of bank regulation and capital rules, see “Regulation and Supervision” in Item I in this Annual Report.

Risks associated with system failures, interruptions, or breaches of security could negatively affect our earnings.

Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities, deposits, and loans. We have established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches, but such events may still occur and may not be adequately addressed if they do occur. In addition any compromise of our systems could deter customers from using our products and services. Although we rely on security systems to provide security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from compromises or breaches of security.

In addition, we outsource a majority of our data processing to certain third-party providers. If these third-party providers encounter difficulties, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business, subject us to additional regulatory scrutiny or expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We conduct our business through our main banking office located in Baltimore City, Maryland, four other full-service branch offices located in Baltimore City and the Maryland counties of Baltimore and Anne Arundel, and our executive and administrative office located in Towson, Maryland, which also serves as a limited service banking office. The aggregate net book value of our premises was $1.9 million at March 31, 2013. Our facilities are adequate and suitable for our operations as conducted by us. The following table sets forth certain information with respect to our offices at March 31, 2013, including lease expiration dates for leased properties.

Location	Leased or Owned	Year Opened/ Acquired	Lease Expiration Date

Main Office:

5600 Harford Road Baltimore, Maryland 21214	Owned	1937	—

Branches:

19 W. Pennsylvania Ave. Towson, Maryland 21204	Owned	1975	—

6301 Belair Road Baltimore, Maryland 21206	Owned	1999	—

9 Cranbrook Road Cockeysville, Maryland 21030	Leased	2000	May 1, 2015

8108 Jumpers Hole Road Pasadena, Maryland 21122	Owned	2009	—

Executive and Administrative Office (1):

501 Fairmount Ave. Suite 200 Towson, Maryland 21286	Leased	2011	November 29, 2016

(1)	Our executive and administrative office is a limited service banking office.

ITEM 3.	LEGAL PROCEEDINGS

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information.

The Company’s common stock is listed on the Nasdaq Capital Market (“NASDAQ”) under the trading symbol “HBK.” The Company completed its initial public offering on October 10, 2012, and its stock commenced trading on the same day.

The following table sets forth the high and low sales prices of the Company’s common stock as reported by NASDAQ for the periods indicated. The Company has not paid any dividends to its stockholders to date. See “Dividends” below.

	High	Low
Fiscal 2013:

Fourth Quarter	$14.33	$11.26
Third Quarter (from October 10, 2012)	$12.05	$11.20

Holders.

As of June 28, 2013, there were approximately 157 holders of record of the Company’s common stock.

Dividends.

The Company has not paid any dividends to its stockholders to date. The payment of dividends in the future will depend upon a number of factors, including capital requirements, the Company’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. In addition, the Company’s ability to pay dividends is dependent on dividends received from Hamilton Bank. For more information regarding restrictions on the payment of cash dividends by the Company and by Hamilton Bank, see “Business—Regulation and Supervision—Holding Company Regulation—Capital Distributions”, “Business— Regulation and Supervision—Federal Savings Institution Regulation—Capital Distributions” and Note 12 to the Consolidated Financial Statements included in this Annual Report. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

Securities Authorized for Issuance under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

There were no shares repurchased by the Company in the fourth quarter of fiscal 2013.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected historical financial and other data of Hamilton Bancorp, Inc. for the periods and at the dates indicated. The following is only a summary and you should read it in conjunction with the consolidated financial statements of Hamilton Bancorp, Inc. and notes beginning on page F-1 of this Annual Report. The information at March 31, 2013 and 2012 and for the years then ended is derived in part from the audited consolidated financial statements that appear in this Annual Report. The information at March 31, 2011, 2010 and 2009 and for the years then ended is derived in part from audited financial statements that do not appear in this Annual Report.

	At March 31,
	2013	2012	2011	2010	2009
	(In thousands)
Selected Financial Condition Data:

Total assets	$331,962	$318,468	$335,443	$320,539	$230,121
Cash and cash equivalents	33,969	35,250	39,473	47,205	27,520
Investment securities	27,034	18,823	37,668	58,717	4,178
Mortgage-backed securities	89,200	76,008	63,483	18,410	30,786
Loans, net (1)	159,317	169,904	177,891	180,551	158,117
Federal Home Loan Bank of Atlanta stock at cost	401	502	504	455	404
Bank-owned life insurance	11,623	8,307	7,997	6,801	6,504
Deposits	260,117	281,015	298,613	284,683	195,751
Total equity	67,436	35,065	34,091	33,247	32,689

(1)	Includes loans held for sale of $197,000, $-0-, $-0-, $331,000 and $135,000 at March 31, 2013, 2012, 2011, 2010 and 2009, respectively.

	For the Years Ended March 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Selected Operating Data:

Interest revenue	$10,885	$12,463	$12,762	$11,227	$10,698
Interest expense	2,802	3,863	5,288	5,787	6,891

Net interest income	8,083	8,600	7,474	5,440	3,807
Provision for loan losses	1,730	2,718	616	53	14

Net interest income after provision for loan losses	6,353	5,882	6,858	5,387	3,793
Noninterest revenue	941	947	994	945	336
Noninterest expense	7,773	6,815	6,228	5,015	3,670

Income (loss) before income taxes (benefit)	(479)	14	1,624	1,317	459
Income taxes (benefit)	(307)	(117)	511	289	83

Net income (loss)	$(172)	$131	$1,113	$1,028	$376

Basic earnings per common share	$(0.05)	N/A	N/A	N/A	N/A

Diluted earnings per share	$(0.05)	N/A	N/A	N/A	N/A

	At or For the Years Ended March 31,
	2013	2012	2011	2010	2009

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets (ratio of net income to average total assets)	(0.05)%	0.04%	0.34%	0.40%	0.17%
Return on average equity (ratio of net income to average equity)	(0.33)%	0.36%	3.22%	3.11%	1.16%
Interest rate spread (1)	2.44%	2.62%	2.20%	1.92%	1.27%
Net interest margin (2)	2.62%	2.77%	2.37%	2.19%	1.73%
Efficiency ratio expressed as a percentage (3)	86.14%	71.38%	73.54%	78.54%	88.58%
Noninterest expense to average total assets	2.37%	2.09%	1.88%	1.94%	1.62%
Noninterest revenue to average assets	0.29%	0.29%	0.30%	0.37%	0.15%
Average interest-earning assets to average interest-bearing liabilities	119.36%	111.65%	109.79%	111.77%	114.56%
Average equity to average total assets	15.72%	11.04%	10.44%	12.80%	14.06%

Asset Quality Ratios:
Non-performing assets to total assets	1.77%	2.55%	0.48%	0.04%	0.24%
Non-performing loans to total loans	3.18%	4.25%	0.91%	0.06%	0.34%
Allowance for loan losses to non-performing loans	40.36%	48.20%	72.84%	488.79%	94.83%
Allowance for loan losses to gross loans	1.28%	2.05%	0.66%	0.31%	0.32%
Net charge-offs to average loans	1.96%	0.20%	0.00%	0.00%	0.00%

Capital Ratios:
Total capital (to risk-weighted assets) (4)	26.70%	20.66%	17.72%	20.03%	23.32%
Tier 1 capital (to risk-weighted assets) (4)	25.52%	19.40%	17.07%	19.66%	22.95%
Tier 1 capital (to total adjusted assets) (4)	14.13%	9.91%	9.41%	9.60%	14.00%
Equity to total assets	20.31%	11.01%	10.16%	10.37%	14.21%
Tangible equity to tangible assets	19.62%	10.18%	9.35%	9.51%	14.00%

Number of:
Full service offices	5	5	5	5	4
Full time equivalent employees	56	51	47	47	36

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	Capital ratios are for Bank only.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited consolidated financial statements, which appear beginning on page F-1 of this Annual Report. You should read the information in this section in conjunction with the business and financial information regarding Hamilton Bancorp, Inc. provided in this Annual Report.

Overview

Total assests have increased from $230.1 million at March 31, 2009, to $332.0 million at March 31, 2013. A significant portion of our growth over this period resulted from our acquisition of our Pasadena, Maryland branch office from K Bank in December 2009. As part of the K Bank branch acquisition, we acquired $57.0 million in assets, consisting of $25.6 million in loans, $27.6 million in cash, $758,000 in premises and equipment, and $434,000 recorded as a core deposit intangible. A total of $57.0 million in liabilities, consisting entirely of deposits, was also part of the sales contract. The branch acquisition resulted in the Bank recording $2.7 million in goodwill.

Hamilton Bank historically had very few non-performing loans. We recently have experienced an increase in delinquencies and non-performing commercial business and commercial real estate loans, particularly in our loan participations and purchased loans. During the year ended March 31, 2012, our non-performing loans increased $5.8 million, from $1.6 million to $7.4 million. Our commercial business and commercial real estate loan (including commercial construction loan) purchases and participations, which totaled $11.1 million at March 31, 2012, contributed $5.2 million to the $5.8 million increase in non-performing loans during the year ended March 31, 2012, and comprised $5.2 million of our $7.4 million of non-performing loans at March 31, 2012. During fiscal 2013, we had charge-offs of $3.2 million, including $2.9 million of commercial business and commercial real estate loans (including commercial construction loans). At March 31, 2013 we had $5.1 million of nonperforming loans, including $1.3 million and $2.4 million of nonperforming commercial business loans and commercial real estate loans (including commercial construction loans), respectively.

Given the recent emphasis on commercial and commercial real estate lending and that our portfolio of commercial business loans and commercial real estate loans is not seasoned, we have limited loss history with which to measure the risk in our commercial real estate and commercial loan portfolio or the effectiveness of our commercial business loan and commercial real estate loan underwriting processes and personnel. In connection with our recent emphasis on commercial business and commercial real estate lending, as well as the recent increase in such loans that are delinquent or non-performing, we have increased our lending staff and enhanced our delinquent loan monitoring system to ensure that management and the board of directors receive more up-to-date information on delinquent loans. We have also established a formal loan delinquency committee to address delinquent and non-performing loans. However, we can make no assurances that delinquencies or loan losses related to our commercial real estate loans and commercial business loans will be reduced or will not increase as we continue to emphasize this type of lending activity. See “Risk Factors—Our recent emphasis on commercial real estate loans and commercial business loans has increased our credit risk” and “—Our entry into commercial real estate and commercial business lending has resulted in higher losses on our loans.”

At March 31, 2013, our investment portfolio consisted entirely of securities and mortgage-backed securities issued by U.S. Government agencies or U.S. Government-sponsored enterprises, including stock in the Federal Home Loan Mortgage Corporation. The principal and interest on our mortgage-backed securities are guaranteed by the issuing entity.

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest revenue, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on deposits and borrowings. Other significant sources of pre-tax income are customer service fees (mostly from service charges on deposit accounts), loan servicing fees and income from bank-owned life insurance.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. Management evaluates the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Expenses. The non-interest expenses Hamilton Bancorp, Inc. incurs in operating its business consist of salaries and employee benefits, occupancy and equipment, data processing and other expenses.

Salaries and employee benefits consist primarily of salaries and wages paid to the Bank’s employees, stock-based compensation, payroll taxes, expenses for health insurance, retirement plans, and other employee benefits.

Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, furniture and equipment expenses, maintenance, real estate taxes and costs of utilities. Depreciation of premises and equipment is computed using the straight-line method based on the useful lives of the related assets, which range from three to forty years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected term of the lease. The expected term includes lease option periods to the extent that the exercise of such options is reasonably assured.

Data processing expenses are the fees paid to third parties for processing customer information, deposits and loans.

Other expenses include expenses for professional services, marketing, office supplies, postage, telephone, insurance, charitable contributions, FDIC deposit insurance and OCC assessments and other miscellaneous operating expenses.

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with generally accepted accounting principles used in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have chosen to take advantage of the benefits of this extended transition period. Accordingly, our consolidated financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represent our critical accounting policies:

Allowance for Loan Losses. The allowance for loan losses is the estimated amount considered necessary to cover inherent, but unconfirmed, credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for losses on loans which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of our most critical accounting policies.

Management performs a quarterly evaluation of the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

The analysis has two components, specific and general allocations. Specific percentage allocations can be made for unconfirmed losses related to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. If the fair value of the loan is less than the loan’s carrying value, a charge is recorded for the difference. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general reserve. Actual loan losses may be significantly more than the allowances we have established which could result in a material negative effect on our financial results.

Securities Valuation and Impairment. We classify our investments in debt and equity securities as either held to maturity or available for sale. Securities classified as held to maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. We obtain our fair values from a third party service. This service’s fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral. At March 31, 2013, all of our securities were issued by U.S. government agencies or U.S. government-sponsored enterprises, and the principal and interest on 99.9% of our securities were guaranteed by the issuing entity.

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

Based on our impairment testing during February 2013, there was no evidence of impairment of the Bank’s goodwill or intangible assets.

Comparison of Financial Condition at March 31, 2013 and March 31, 2012

Assets. Total assets increased $13.5 million, or 4.2%, to $332.0 million at March 31, 2013 from $318.5 million at March 31, 2012. The increase was primarily the result of the approximately $35.6 million in net proceeds from the Company’s initial stock offering that was completed on October 10, 2012.

Loans. Net loans receivable decreased by $10.8 million, or 6.3%, to $159.1 million at March 31, 2013 from $169.9 million at March 31, 2012. The decrease in loans receivable during this period was primarily due to a decrease of $14.2 million, or 15.1%, in total residential mortgage loans and a decrease of $2.6 million, or 16.0%, in home equity loans and lines of credit, partially offset by a $5.2 million, or 16.8%, increase in commercial real estate loans. Construction and commercial business loans decreased slightly by $357,000 and $222,000, respectively. The decrease in residential mortgage loans was primarily due to principal paydowns, prepayments, pay offs and the sale of newly originated residential mortgage loans in the secondary market . The increase in commercial real estate loans reflected our continued emphasis on originating these types of loans

Securities. Investment securities increased $21.4 million, or 22.6%, to $116.2 million at March 31, 2013, from $94.8 million at March 31, 2012. The increase in securities during fiscal 2013 was primarily due to the $35.6 million in net proceeds from the Company’s initial stock offering in October 2012 and the decrease in the overall loan portfolio. The increases were partially offset by the need to fund the decrease in deposits as part of our strategy to allow higher costing certificates of deposit to run off at maturity, and gradually replace them with lower-cost core deposits.

Cash and Cash Equivalents. During the year ended March 31, 2013, cash and cash equivalents decreased by $1.3 million, or 3.6%, to $34.0 million.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At March 31, 2013, our investment in bank-owned life insurance was $11.6 million, an increase of $3.3 million from $8.3 million at March 31, 2012. Approximately $3.0 million in bank-owned life insurance was purchased in fiscal 2013.

Deposits. Total deposits decreased $20.9 million, or 7.4%, to $260.1 million at March 31, 2013 from $281.0 million at March 31, 2012. The decrease is attributable to our on-going efforts to reduce our reliance on certificates of deposit as a funding source. We continued to allow higher costing certificates of deposit to runoff at maturity during fiscal 2013, as we focused on increasing the level of core deposits. During fiscal 2013, certificates of deposit decreased $23.4 million, or 10.7%, to $196.0 million, while money market accounts increased $1.6 million, or 6.0% and NOW accounts increased by $1.3 million, or 18%, to $8.9 million. Statement savings accounts decreased by $199,000, or 1.3%, to $15.5 million, and non-interest bearing deposits decreased $217,000, or 1.8%, to $11.5 million.

Borrowings. We had no borrowings outstanding at March 31, 2013 or 2012. At March 31, 2013, we had the ability to borrow approximately $64.2 million from the Federal Home Loan Bank of Atlanta, subject to our pledging sufficient assets.

Equity. Total equity increased $32.4 million, or 92.3%, to $67.4 million at March 31, 2013 from $35.1 million at March 31, 2012. The increase was primarily the result of the approximately $35.6 million in net proceeds from the Company’s initial stock offering that was completed on October 10, 2012. A net loss of $172,000 and a $234,000 decrease in accumulated other comprehensive income partially offset the increase in total equity from the offering. The decrease in accumulated other comprehensive income resulted from the decrease in the market value of available-for-sale securities.

Comparison of Results of Operations for the Years Ended March 31, 2013 and March 31, 2012

General. Net income decreased $303,000 to a loss of $172,000 for the year ended March 31, 2013 compared to a profit of $131,000 for the year ended March 31, 2012. The primary reasons for the decrease were a $518,000 decrease in net interest income and a $957,000 increase in non interest expense, partially offset by a $988,000 decrease in the provision for loan losses and a $190,000 increase in the income tax benefit.

Net Interest Income. Net interest income decreased by $518,000, or 6.0%, to $8.1 million for the year ended March 31, 2013 from $8.6 million for the year ended March 31, 2012. The decrease resulted from a decrease of $1.6 million in interest and dividend income, partially offset by a decrease of $1.1 million in interest expense. These decreases were driven by declining market interest rates during the year ended March 31, 2013. The average yield on our interest-earning assets declined faster than the average yield on our interest-bearing liabilities. As a result, our net interest margin decreased 15 basis points to 2.62% for the year ended March 31, 2013 from 2.77% for the year ended March 31, 2012, and our net interest rate spread decreased 18 basis points to 2.44% for the year ended March 31, 2013 from 2.62% for the year ended March 31, 2012. The decrease in our net interest rate spread was partially offset by a $17.7 million increase in our net interest-earning assets.

Interest and Dividend Revenue. Interest and dividend revenue decreased $1.6 million to $10.9 million for the year ended March 31, 2013 from $12.5 million for the year ended March 31, 2012. The decrease resulted primarily from a $963,000 decrease in interest revenue on loans and a $630,000 decrease in interest on securities.

Interest revenue on loans decreased $963,000, or 9.7%, to $9.0 million for the year ended March 31, 2013 from $10.0 million for the year ended March 31, 2012. This decrease primarily resulted from a 16 basis point decrease in the average yield to 5.50% for the year ended March 31, 2013 from 5.66% for the year ended March 31, 2012, reflecting decreases in market interest rates. The decrease was also due in part to a decrease in the average balance of loans of $12.2 million, or 6.9%, to $164.0 million for the year ended March 31, 2013 from $176.1 million for the year ended March 31, 2012.

Interest and dividend revenue on total securities decreased $630,000 to $1.8 million for the year ended March 31, 2013 from $2.4 million for the year ended March 31, 2012. The decrease resulted from a $395,000 decrease in interest revenue on mortgage-backed securities and a $235,000 decrease in interest and dividend revenue on other investment securities. The decrease in interest revenue from mortgage-backed securities was primarily due to a 74 basis point decrease in the average yield on mortgage-backed securities, partially offset by a $7.9 million increase in the average balance of mortgage-backed securities. The decrease in interest revenue on other investment securities was primarily due to a $10.2 million decrease in the average balance of other investment securities and, to a lesser extent, a 13 basis point decrease in the average yield on other investment securities. The decrease in average yield reflects the declining market interest rates on securities experienced during fiscal year 2013.

Interest Expense. Interest expense, consisting entirely of the cost of interest-bearing deposits, decreased $1.1 million, or 27.5%, to $2.8 million for the year ended March 31, 2013 from $3.9 million for the year ended March 31, 2012. The decrease in the cost of interest-bearing deposits was due to a decrease of 31 basis points in the average rate paid on interest-bearing deposits to 1.08% for the year ended March 31, 2013 from 1.39% for the year ended March 31, 2012. We experienced decreases in the cost of all categories of interest-bearing deposits for the year ended March 31, 2013, especially certificate of deposits, reflecting lower market interest rates. The decrease in interest expense was also due to a $19.3 million, or 6.9%, decrease in the average balance of interest-bearing deposits to $258.8 million for the year ended March 31, 2013 from $278.1 million for the year ended March 31, 2012. The decline in the average balance of interest-bearing deposits was primarily due to our strategy to allow higher costing certificates of deposit to runoff, and gradually replace them with lower-cost core deposits. The average balance of certificates of deposit decreased $21.3 million for the year ended March 31, 2013 compared to the year ended March 31, 2012, while the average balances of money market accounts increased $2.3 million, or 8.9%, and the average balance of noninterest bearing demand accounts increased $6.7 million, or 72.1%, to $16.0 million for the year ended March 31, 2013. The large increase associated with the average balance for noninterest bearing demand deposits during fiscal 2013 is primarily attributable to the excess proceeds received leading up to the completion of the stock offering in October 2012.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of this table, average balances have been calculated using daily average balances, nonaccrual loans are included in average balances only, and loan fees are included in interest income on loans. None of the income reflected in the following table is tax-exempt income.

	Years Ended March 31,
	2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)

Interest-earning assets:
Loans (1)	$163,930	$9,010	5.50%	$176,107	$9,973	5.66%
Investment securities (2)	17,666	336	1.91	27,831	567	2.04
Mortgage-backed securities	80,481	1,451	1.80	72,601	1,846	2.54
Cash and cash equivalents	46,825	88	0.19	33,938	77	0.23

Total interest-earning assets	308,902	10,885	3.52	310,477	12,463	4.01
Noninterest-earning assets	19,689			15,098

Total assets	$328,591			$325,575

Interest-bearing liabilities:
Certificates of deposit	$208,204	2,710	1.30%	$229,460	3,706	1.62
Money market	27,694	67	0.24	25,434	118	0.47
Statement savings	15,210	21	0.14	15,572	32	0.21
NOW accounts	7,684	4	0.05	7,617	6	0.08

Total interest-bearing liabilities	258,792	2,802	1.08	278,083	3,862	1.39
Noninterest-bearing liabilities:
Noninterest bearing deposits	15,967			9,280
Other noninterest-bearing liabilities	2,182			2,281

Total liabilities	276,941			289,644
Total equity	51,650			35,931

Total liabilities and equity	$328,591			$325,575

Net interest income		$8,083			$8,601

Net interest rate spread (3)			2.44%			2.62%

Net interest-earning assets (4)	$50,110			$32,394

Net interest margin (5)			2.62%			2.77%

Average interest-earning assets to average interest-bearing liabilities	119.36%			111.65%

(1)	Includes non-accrual loans and loans held for sale aggregating $6.7 million and $4.4 million for the years ended March 31, 2013 and 2012, respectively.
(2)	Includes U.S. agency securities, and to a much lesser extent, FHLMC debt securities and Federal Home Loan Bank equity securities.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	2013 Compared to 2012
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)

Interest-earning assets:
Loans	$(689)	$(274)	$(963)
Investment securities	(207)	(24)	(231)
Mortgage-backed securities	200	(595)	(395)
Cash and cash equivalents	30	(19)	11

Total interest-earning assets	(666)	(912)	(1,578)

Interest-bearing liabilities:
Certificates of deposit	(344)	(652)	(996)
Money market	11	(62)	(51)
Statement savings	(1)	(10)	(11)
NOW accounts	1	(3)	(2)

Total interest-bearing liabilities	(333)	(727)	(1,060)

Change in net interest income	$(333)	$(185)	$(518)

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. We recorded a provision for loan losses of $1.7 million for the year ended March 31, 2013 and a provision for loan losses of $2.7 million for the year ended March 31, 2012. The allowance for loan losses was $2.1 million, or 40.4% of non-performing loans, at March 31, 2013, compared to $3.6 million, or 48.2% of non-performing loans, at March 31, 2012, and $1.2 million, or 72.8% of non-performing loans, at March 31, 2011.

The increased provision and allowance for loan losses during fiscal 2012 reflected management’s view of the losses inherent in the loan portfolio. Our non-performing loans increased by $5.8 million, or 354%, to $7.4 million at March 31, 2012 from $1.6 million at March 31, 2011. During the year ended March 31, 2012, loan charge-offs also increased to $349,000, compared to no charge-offs during fiscal 2011. In addition, during fiscal 2012 we increased the amount of our commercial real estate and commercial business loans, which are generally considered to bear higher risk than one- to four-family mortgage loans. The increase in our non-performing loans, our view of the increased inherent loss in our loan portfolio, and a weakened economy caused us to increase the overall level of our allowance for loan losses at March 31, 2012.

The decrease in the provision and allowance for loan losses during fiscal 2013 reflected management’s view of the losses inherent in the loan portfolio. Our non-performing loans decreased by $2.2 million, or 30.4%, to $5.1 million at March 31, 2013 from $7.4 million at March 31, 2012. During the year ended March 31, 2013, we charged off $3.2 million of loans, including $1.8 million already covered by specific reserves established in fiscal 2012.

Noninterest Revenue. Noninterest revenue decreased $6,000 to $941,000 for the year ended March 31, 2013 compared to $947,000 for the year ended March 31, 2012. The decrease was primarily due to a decrease of $155,000 in gain on sale of investment securities, offset by increases of $35,000 in gain on sale of loans held for sale, a $40,000 increase in service charges relating to increased fees and transactions and a $69,000 increase in other noninterest income, including $85,000 in gain on sale of Small Business Administration (“SBA”) loans.

Noninterest Expense. Noninterest expense increased $957,000, or 14.0%, to $7.8 million for the year ended March 31, 2013 from $6.8 million for the year ended March 31, 2012. The largest components of this increase were salaries and benefits, which increased $396,000, professional services, which increased $98,000, foreclosed real estate expense, which increased $80,000, data processing expense, which increased $135,000, occupancy, which increased $53,000, advertising, which increased $54,000, and other operating expense, including outside underwriting, director fees, insurance, telephone, postage, office supplies, contributions and bank fees, increased $167,000. Increased personnel and normal salary increases accounted for the increase in salaries. The other increases, to some extent, are attributable to operating as a public company, as well as our continued efforts to grow commercial lending and increase core deposits.

Income Tax Expense. We recorded a $307,000 tax benefit for the year ended March 31, 2013 and a $117,000 tax benefit for the year ended March 31, 2012. The income tax benefit for the years ended March 31, 2013 and 2012, was the result of Hamilton Bank’s tax exempt income totaling approximately $320,000 for both years and, in the case of fiscal 2013, the loss before income taxes of approximately $479,000.

RISK MANAGEMENT

Managing risk is an essential part of successfully managing a financial institution. Our most significant types of risk are economic risk and regulatory and compliance risk.

Our three most prominent forms of economic risk are credit risk, interest rate risk and market risk. Our primary credit risk is the risk of defaults in our loan portfolio that result from the inability or unwillingness of borrowers to make contractually required payments. To a lesser extent, we also have credit risk related to the risk of defaults in our investment securities portfolio. Interest rate risk is the potential reduction of interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for on a mark-to-market basis.

Regulatory and compliance risk involves our ability to effectively adapt to, and comply with, changes in the regulatory environment for financial institutions. We are subject to the regulations of various government agencies. These regulations may change significantly from period to period. We also undergo periodic examinations by regulatory agencies that may subject us to further changes with respect to asset valuations and classifications, amounts required for the allowance for loan losses and operating restrictions resulting from the regulators’ judgment based on information available to them at the time of their examination.

Other risks that we face are operational risks, liquidity risk and reputation risk. Operational risks include risks related to fraud, processing errors, technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers due to unforeseen circumstances. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

Credit Risk Management

Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. Our loan approval process is described in Item 1. “Business”, under the heading “Lending Activities—Loan Approval Procedures and Authority”.

Although we experienced a significant increase in delinquent and non-performing commercial real estate and commercial business loans during fiscal 2012, the substantial majority (approximately 78%) of such loans experiencing issues are related to loan participations and loan purchases that we entered into prior to fiscal 2010 and prior to hiring experienced commercial lending staff and fully establishing our own commercial lending program. During 2010, we decided that we would not purchase or participate in commercial business or commercial real estate loans in the near future, although we may look at opportunities for participations and purchases on a case by case basis. We have recently modified our lending strategies so that we currently do not purchase whole commercial real estate and commercial loans or enter into participations with respect to such loans.

We have also revised our commercial loan underwriting policies, and have recently implemented a new loan monitoring system and hired a staff member dedicated to ensuring that all required loan information and documentation is obtained at the time a loan is originated and that such information is updated as required by our underwriting policies. This loan monitoring system, which tracks loans originated by the Bank as well as loan participations and purchased loans, is also integrated with our general ledger, which allows management to monitor loan payment history and changes in loan status on a real time basis. In addition, we have established a formal loan delinquency committee to address delinquent and non-performing loans. We believe that the improvements that we have made to our commercial lending capabilities during the last three years will allow us to successfully implement our strategy of increasing our commercial lending operations.

Collection Procedures. When a residential mortgage borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. With respect to residential real estate loans, we generally send a written notice of non-payment to the borrower 15 days after a loan is first past due. When a loan becomes 90 days past due, the loan is turned over to our attorneys to ensure that further collection activities are conducted in accordance with applicable laws and regulations. All loans past due 90 days are put on non-accrual and reported to the board of directors monthly. If our attorneys do not receive a response from the borrower, or if the terms of any payment plan established are not followed, then foreclosure proceedings will be implemented. Management submits an Asset Classification Report detailing delinquencies to the board of directors on a monthly basis. Our attorneys issue a monthly report to the board of directors regarding the status of any loans on which they are working.

With respect to home equity loans and lines of credit, a complete listing of all delinquent accounts is given to senior management for evaluation on a monthly basis. The data center produces and sends late charge notifications to customers that alert customers of their payment status. If the account remains past due when the next late charge notice is produced, a collection letter is sent requiring delinquent accounts to be brought current within 10 days. Failure to comply or respond to collection efforts will result in the loan being turned over to our attorneys for collection.

Commercial loan officers are responsible for the prompt follow up with borrowers who become delinquent on commercial loans. Officers determine the cause of the delinquency and work with the borrower to institute a short-term plan to eliminate the delinquency. Commercial loans that become over 30 days delinquent are reported to the Senior Vice President of Business Banking for collection. If no reasonable plan to cure a delinquency over 60 days is reached, the Bank will initiate legal action, repossession, foreclosure, non-accrual or charge-off. When a commercial loan becomes 75 days delinquent, the Senior Vice President of Business Banking is required to re-verify all documentation, including adequate insurance coverage. Commercial loans 90 days delinquent are placed on non-accrual and evaluated for charge-off. All loans over 90 days delinquent are reported to the board of directors monthly. All charged-off loans and subsequent recoveries are reported in aggregate on a monthly basis to the appropriate members of senior management and the Board of Directors. Prior to the extension of non-accrual status beyond six months, a request for extension must be properly executed with appropriate approval signed by the President or Executive Vice President. At the time the loan is placed in non-accrual, the accrued, but unpaid interest is reversed against the loan account in accordance with the Bank’s non-accrual policy. A loan may not be removed from non-accrual status until the loan is paid current or, under a modification agreement, an adequate period of time has passed in which the borrower has demonstrated the ability to make payments and their cashflow supports the payment going forward. At this point, management will determine whether or not to return the loan to accrual status.

Analysis of Nonperforming, Delinquent and Classified Assets. Loans are generally placed on nonaccrual status when they are 90 days past due based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual status at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual status is reversed against interest revenue. The interest on nonaccrual loans is accounted for on the cash basis method, until the loans qualify for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At March 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$1,006	$706	$757	$87	$326
One- to four-family investor	372	305	—	—	—
Construction	1,003	1,337	—	—	—
Commercial	1,407	2,598	695	—	—
Commercial business loans	1,307	2,375	—	—	—
Consumer loans:
Home equity loans and lines of credit	37	30	—	—	28
Other consumer	—	18	—	—	—

Total non-accrual loans	5,132	7,369	1,452	87	354

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
One- to four-family residential	—	—	—	23	188
One- to four-family investor	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Commercial business loans	—	—	165	—	—
Consumer loans:
Home equity loans and lines of credit	—	—	—	—	—
Other consumer	—	—	7	6	—

Total loans delinquent 90 days or greater and still accruing	—	—	172	29	188

Total non-performing loans	5,132	7,369	1,624	116	542

Other real estate owned and foreclosed assets:
Real estate loans:
One- to four-family residential	—	—	—	—	—
One- to four-family investor	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	756	756	—	—	—
Commercial business loans	—	—	—	—	—
Consumer loans:
Home equity loans and lines of credit	—	—	—	—	—
Other consumer	—	—	—	—	—

Total other real estate owned and foreclosed assets	756	756	—	—	—

Total non-performing assets	5,888	8,125	1,624	116	542

Performing troubled debt restructurings	1,458	1,417	—	—	—

Total non-performing assets and performing troubled debt restructurings	$7,346	$9,542	$1,624	$116	$542

Ratios:
Non-performing loans to total loans	3.18%	4.25%	0.91%	0.06%	0.34%
Non-performing assets to total assets	1.77%	2.55%	0.48%	0.04%	0.24%

Non-performing loans totaled $5.1 million at March 31, 2013 compared to $7.4 million at March 31, 2012. The decrease in non-performing loans during fiscal 2013 resulted primarily from a $1.1 million decrease in non-performing commercial business loans, and a $1.2 million decrease in non-performing commercial real estate loans, partially offset by a $367,000 increase in total non-performing one-to four-family real estate loans.

At March 31, 2013, non-performing commercial business loans consisted of four loans. One of these loans, with a balance of $762,000, was purchased in fiscal 2009 from another financial institution which has since failed. The loan is secured by the business assets of a dental practice located in Washington D.C. In the second quarter of fiscal 2013, Hamilton Bank charged-off $281,000 of this loan to its fair market value and later modified the original loan terms under a troubled debt restructuring (“TDR”). The borrower has made the first two payments under the TDR in April and May 2013 totaling $7,800 each. The borrower continues to try and refinance the loan with another financial institution. One non-performing commercial business loan, with an outstanding balance totaling approximately $319,000, was secured by the business assets, primarily vehicles, of a failed vehicle towing company. During the last quarter of fiscal 2013, the Bank recorded a charge-off of $47,000 for this loan to record the loan at its estimated fair value based upon values obtained on the vehicles from an outside third party. The loan is 50% guaranteed by the SBA. Lastly, two non-performing commercial business loans, with outstanding balances totaling $225,000, were made to one borrower and are secured by the business assets of a failed demolition and construction company. The two loans are both commercial equipment term loans. During the last quarter of fiscal 2013, the Bank recorded a charge-off of $118,000 for these loans to reduce the outstanding loan balance to the estimated fair value of the collateral securing the loan as determined by an outside third party.

Non-performing commercial real estate loans at March 31, 2013, consisted of one commercial real estate loan in which Hamilton Bank has a 50% participation interest and is not the lead lender. This loan has a total outstanding contractual balance of $4.2 million at March 31, 2013, of which Hamilton Bank’s interest represents $2.1 million. This loan is secured by a commercial shopping center located on the Eastern Shore of Maryland. The largest tenant has moved out of the center and the current cash flow is not adequate to make monthly payments due on the loan. The shopping center was recently appraised at approximately $3.0 million on an “as is” basis. Based on this appraisal, adjusted for selling costs, the Bank has charged off $630,000 during fiscal year 2013 and valued its interest in the property at approximately $1.4 million.

At March 31, 2013, non-performing construction loans consisted of one loan with an outstanding contractual principal balance of approximately $1.9 million. This loan is a 68% participation in which Hamilton bank is not the lead lender. The purpose of this loan is for the purchase of land and development of residential lots to be sold to homebuilders. A minimal amount of infrastructure was completed prior to the borrower’s contractor defaulting on the contract to develop the lots. The property has been recently appraised and valued on an “as is” basis at approximately $1.6 million. Based on the appraisal, adjusted for selling costs, the Bank has charged off $337,000 during fiscal year 2013 and valued its interest in the property at roughly $1.0 million.

The majority of the balance of non-performing residential loans at March 31, 2013 consisted of two loans with a carrying value of $633,000 combined. One loan with an outstanding contractual balance of $622,000, has a carrying value of $323,000. Approximately $240,000 of this loan was charged-off last year and another $57,000 was charged off in fiscal 2013 based upon a new appraisal. The second significant non-performing residential loan has an outstanding contractual balance of $425,000. Hamilton Bank had an agreement with the borrower’s real estate agent for a short sale of the property estimated at $310,000. As a result, approximately $115,000 was charged-off, including estimated selling costs, in the fourth quarter of fiscal 2013. The property was sold in April 2013 under the short sale agreement and no additional write down was incurred.

As of March 31, 2013, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $462,000. Interest income recognized on such loans for the year ended March 31, 2013 was $89,000.

Troubled Debt Restructurings. At March 31, 2013, Hamilton Bank had total troubled debt restructurings of $2.6 million, including four one-to four-family residential real estate loans totaling $1.4 million, three commercial business loans totaling $1.2 million, and one home equity loan with a balance of $22,000. All the troubled debt restructurings pertaining to one-to four-family residential real estate and home equity loans were performing in accordance with their modified terms, except one one-to four-family residential real estate loan for $7,000, which is on non-accrual. The three commercial business loans are also on non-accrual and reported as non-performing for the year ended March 31, 2013. We had $1.4 million of troubled debt restructurings at March 31, 2012, all of which were one- to four-family residential real estate loans and performing in accordance with their modified terms.

For the year ended March 31, 2013, gross interest income that would have been recorded had our troubled debt restructurings been current in accordance with their original terms was $204,000. Interest income recognized on such loans for the year ended March 31, 2013 was $82,200.

Other Modified Loans. In 2009, we purchased 33 one-to four-family loans, with an aggregate outstanding balance of $20.8 million, secured by properties in our local market area in connection with the acquisition of our Pasadena, Maryland branch from K Bank, a bank that has since failed. At March 31, 2013, 18 of these loans remained with an aggregate outstanding balance of $10.7 million. Eight of these loans were originated with ten years of interest only payments followed by 20 years of principal and interest payments. The Bank modified one of these eight loans in fiscal year 2012 and six more in fiscal year 2013 so that the loans are paying principal and interest over the remaining term of the loan at the time of modification. One of the eight borrowers has not responded to the Bank’s offer and continues to make payments under the original terms of the note. The modifications were made at above market interest rates at the time of modification. The loans were performing in accordance with terms prior to being modified, and are performing under their modified terms. When these loans were modified, an updated appraisal was not obtained by the Bank if the loan was performing in accordance with its original terms when modified. Due to the decrease in real estate values in our market area in recent years, the value of the property securing these loans may be less than the amount of the loan balance.

Delinquent Loans. The following table sets forth certain information regarding delinquencies in our loan portfolio.

	60 to 89 Days Delinquent		90 or More Days Delinquent		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At March 31, 2013:
Real estate loans:
One- to four-family residential	5	$179	17	$999	22	$1,178
One- to four-family investor	—	—	5	372	5	372
Construction	—	—	1	1,003	1	1,003
Commercial	—	—	1	1,407	1	1,407
Commercial business loans	—	—	1	319	1	319
Consumer loans:
Home equity loans and lines of credit	—	—	1	37	1	37
Other consumer	—	—	—	—	—	—

Total loans	5	$179	26	$4,137	31	$4,316

At March 31, 2012:
Real estate loans:
One- to four-family residential	1	$7	8	$706	9	$713
One- to four-family investor	—	—	4	305	4	305
Construction	—	—	1	1,337	1	1,337
Commercial	—	—	2	2,598	2	2,598
Commercial business loans	—	—	5	2,375	5	2,375
Consumer loans:
Home equity loans and lines of credit	—	—	2	30	2	30
Other consumer	1	1	3	18	4	19

Total loans	2	$8	25	$7,369	27	$7,377

At March 31, 2011:
Real estate loans:
One- to four-family residential	—	$—	9	$757	9	$757
One- to four-family investor	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	1	695	1	695
Commercial business loans	—	—	2	165	2	165
Consumer loans:
Home equity loans and lines of credit	2	55	—	—	2	55
Other consumer	—	—	2	7	2	7

Total loans	2	$55	14	$1,624	16	$1,679

At March 31, 2010:
Real estate loans:
One- to four-family residential	5	$208	3	$110	8	$318
One- to four-family investor	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial business loans	2	1,350	—	—	2	1,350
Consumer loans:
Home equity loans and lines of credit	1	25	—	—	1	25
Other consumer	2	34	1	6	3	40

Total loans	10	$1,617	4	$116	14	$1,733

At March 31, 2009:
Real estate loans:
One- to four-family residential	4	$309	7	$514	11	$823
One- to four-family investor	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—
Consumer loans:
Home equity loans and lines of credit	2	164	1	28	3	192
Other consumer	—	—	—	—	—	—

Total loans	6	$473	8	$542	14	$1,015

The decrease in loans 90 or more days delinquent between March 31, 2012 to March 31, 2013 resulted primarily from decreases in non-performing commercial real estate loans and commercial business loans. See the discussion of non-performing loans above for additional information regarding loans that are 90 or more days delinquent.

Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset classified as a loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also may be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. If a classified asset is deemed to be impaired with measurement of loss, Hamilton Bank will establish a charge-off of the loan pursuant to Accounting Standards Codification Topic 310, “Receivables.”

The following table sets forth information regarding classified assets and special mention assets at March 31, 2013, 2012 and 2011.

	At March 31,
	2013	2012	2011
	(In thousands)
Classification of Assets:
Substandard	$13,472	$8,475	$2,755
Doubtful	—	593	110
Loss	—	—	—

Total Adversely Classified Assets	$13,472	$9,068	$2,865

Special Mention	$3,040	$2,286	$—

At March 31, 2013, substandard assets consisted of three commercial real estate loans totaling $4.8 million, two construction loans for $3.5 million, 8 commercial business loans totaling $3.0 million, and one foreclosed commercial real estate property for $756,000. At that same date, there were 22 residential mortgage loans totaling $1.4 million that were classified as substandard, of which amount $633,000 related to two loans. Approximately $375,000 of the $1.4 million residential mortgages classified as substandard were investor type loans.

At March 31, 2013, there are no doubtful loans.

At March 31, 2013, special mention loans consisted of 9 residential mortgage loans, none of which were investor type loans, totaling $1.8 million, two commercial business loans totaling $1.2 million, and two home equity loans totaling $52,000.

Analysis and Determination of the Allowance for Loan Losses. We maintain the allowance through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Recoveries on loans charged-off are restored to the allowance for loan losses. The allowance for loan losses is maintained at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. The level of allowance for loan losses is based on management’s periodic review of the collectability of the loans principally in light of our historical experience, augmented by the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. We evaluate our allowance for loan losses quarterly. We have not made any material changes to the external factors in the calculation during the year as we believe the local economy has stabilized. We will continue to monitor all items involved in the allowance calculation closely. Additional information on our methodology for calculating the allowance for loan losses is described in this Item 7 above under “—Critical Accounting Policies—Allowance for Loan Losses.”

In addition, the regulatory agencies, as an integral part of their examination and review process, periodically review our loan portfolios and the related allowance for loan losses. Regulatory agencies may require us to increase the allowance for loan losses based on their judgments of information available to them at the time of their examination, thereby adversely affecting our results of operations.

We recorded a provision for loan losses of $1.7 million for the year ended March 31, 2013 and a provision for loan losses of $2.7 million for the year ended March 31, 2012. The allowance for loan losses was $2.1 million, or 1.28% of total loans, at March 31, 2013, compared to $3.6 million, or 2.05% of total loans, at March 31, 2012. The decreased provision reflects management’s view of the risks inherent in the loan portfolio. Our non-performing loans decreased by $2.2 million, or 30.4%, to $5.1 million at March 31, 2012 from $7.4 million at March 31, 2012. During the year ended March 31, 2013, loan charge-offs increased to $3.2 million, compared to $349,000 of charge-offs during fiscal 2012. The $3.2 million of charge-offs in fiscal year 2013 included approximately $1.8 million in specific reserves that were established in the fourth quarter of fiscal year 2012. During fiscal 2013, we increased the amount of our commercial real estate loans, which bear higher risk than our one- to four-family mortgage loans. The decrease in our non-performing loans and delinquent loans has caused us to decrease the overall level of our allowance for loan losses.

Analysis of Loan Loss Experience. The following table sets forth the analysis of the activity in the allowance for loan losses for the fiscal years indicated:

	At or For the Year Ended March 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)

Balance at beginning of year	$3,552	$1,183	$567	$514	$500

Charge-offs:
One- to four-family residential	255	337	—	—	—
One- to four-family investor	—	—	—	—	—
Construction	337	—	—	—	—
Commercial real estate	701	12	—	—	—
Commercial business	1,904	—	—	—	—
Home equity loans and lines of credit	5	—	—	—	—
Other consumer	9	—	—	—	—

Total charge-offs	3,211	349	—	—	—

Recoveries:
One- to four-family residential	—	—	—	—	—
One- to four-family investor	—	—	—	—	—
Construction	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial business	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Other consumer	—	—	—	—	—

Total recoveries	—	—	—	—	—

Net loan charge-offs	(3,211)	(349)	—	—	—
Additions charged to operations	1,730	2,718	616	53	14

Balance at end of year	$2,071	$3,552	$1,183	$567	$514

Total loans outstanding	$161,272	$173,518	$179,219	$180,965	$158,744
Average net loans outstanding	$163,930	$176,107	$181,122	$166,383	$157,941
Allowance for loan losses as a percentage of total loans at end of year	1.3%	2.1%	0.7%	0.3%	0.3%

Net loans charged-off as a percent of average net loans outstanding	2.0%	0.2%	—%	—%	—%

Allowance for loan losses to non-performing loans	40.4%	48.2%	72.8%	488.8%	94.8%

Allocation of Allowance for Loan Losses. The following table sets forth the allocation of allowance for loan losses by loan category at the dates indicated. The table also reflects each loan category as a percentage of total loans receivable. The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At March 31,
	2013		2012		2011
	Amount	Percent of Loans in Each Category to Loans	Amount	Percent of Loans in Each Category to Loans	Amount	Percent of Loans in Each Category to Loans
	(Dollars in thousands)

One- to four-family residential	$315	39.6%	$246	44.2%	$554	51.5%
One- to four-family investor	57	9.8	96	9.9	98	10.9
Construction	417	2.2	1,048	2.2	49	3.6
Commercial real estate	613	22.5	880	17.9	160	11.7
Commercial business	636	16.7	1,232	15.7	194	10.8
Home equity loans and lines of credit	32	8.5	42	9.4	38	10.8
Other consumer	1	0.7	—	0.7	1	0.7
Unallocated	—	—	8	—	89	—

Total	$2,071	100.0%	$3,552	100.0%	$1,183	100.0%

	At March 31,
	2010		2009
	Amount	Percent of Loans in Each Category to Loans	Amount	Percent of Loans in Each Category to Loans

One- to four-family residential	$288	65.0%	$340	76.0%
One- to four-family investor	—	11.0	—	5.3
Construction	89	1.6	10	1.1
Commercial real estate	73	6.3	93	4.4
Commercial business	62	4.7	10	0.8
Home equity loans and lines of credit	38	10.7	50	12.2
Other consumer	1	0.7	1	0.2
Unallocated	16	—	10	—

Total	$567	100.0%	$514	100.0%

Market Risk Management

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Asset-Liability Management Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors.

Historically, we have operated as a traditional thrift institution. A significant portion of our assets consist of longer-term, fixed-rate residential mortgage loans and securities, which we have funded primarily with deposits. Since 2009, in an effort to improve our earnings and to decrease our exposure to interest rate risk, we generally have sold all newly originated residential mortgage loans with terms of over ten years and we have shifted our focus to originating commercial real estate and commercial business loans. Such loans generally have shorter maturities than one- to four-family residential mortgage loans.

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model which is provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. We also estimate the impact over a five year time horizon. The following table shows the estimated impact on net interest income for the one-year period beginning March 31, 2013 resulting from potential changes in interest rates. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Rate Shift (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)

+400	$10,856	21.6%
+300	$10,562	18.3%
+200	$10,224	14.5%
+100	$9,744	9.1%
Level	$8,929	—
-100	$8,385	(6.1)%
-200	$8,251	(7.6)%
-300	$8,246	(7.6)%

(1)	The calculated changes assume an immediate shock of the static yield curve.

Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model, which is also provided to us by an independent third party. This analysis measures the difference between predicted changes in the present value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. As with the net interest income simulation model, the estimates of changes in the economic value of our equity require certain assumptions to be made. These assumptions include loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

Rate Shift (1)	Economic Value of Equity	% Change In Equity from Level
	(Dollars in thousands)

+400	$39,574	(32.4%)
+300	$45,358	(22.5%)
+200	$51,043	(12.8%)
+100	$56,184	(4.0%)
Level	$58,532	—
-100	$58,691	0.3%
-200	$61,311	4.7%
-300	$65,044	11.1%

(1)	The calculated changes assume an immediate shock of the static yield curve.

Liquidity and Capital Management

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. In addition, we have the ability to borrow from the Federal Home Loan Bank of Atlanta. At March 31, 2013, we had the capacity to borrow approximately $64.2 million from the Federal Home Loan Bank of Atlanta, subject to our pledging sufficient assets. However, we have historically not used borrowings to fund our operations, and at March 31, 2013 and 2012, we had no outstanding borrowings from the Federal Home Loan Bank of Atlanta.

Hamilton Bank may also borrow up to $5.0 million from a correspondent bank under a secured federal funds line of credit, and $1.0 million under an unsecured line of credit. We would be required to pledge investment securities to draw upon the secured line of credit.

We normally carry balances with correspondent banks that exceed the federally insured limit. In the past we have periodically reviewed information, including publicly available financial information, regarding our correspondent banks, but not on a set time table. Commencing in the current fiscal year, we conduct an annual review of each correspondent bank’s financial information, including the bank’s capital ratios, balance sheet, income statement and allowance for loan losses, to determine if the bank is financially stable.

Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of these sources of funds.

Our primary investing activities are the origination of one- to four-family real estate loans, commercial real estate, commercial business, construction and consumer loans, and the purchase of securities. For the year ended March 31, 2013, loan originations totaled $19.7 million, compared to $30.9 million for the year ended March 31, 2012. Purchases of investment and mortgage-backed securities totaled $90.1 million for the year ended March 31, 2013 and $57.2 million for the year ended March 31, 2012.

Total deposits decreased $20.9 million during the year ended March 31, 2013, while total deposits decreased $17.6 million during the year ended March 31, 2012. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. The decrease in deposits during fiscal 2013 is attributable to our on-going efforts to reduce our reliance on certificates of deposit as a funding source. We continued to allow higher costing certificates of deposit to runoff at maturity during fiscal 2013, as we focused on increasing the level of core deposits. At March 31, 2013, certificates of deposit scheduled to mature within one year totaled $112.6 million. Whether we retain these deposits will be determined in part by the interest rates we are willing to pay on such deposits.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2013 and 2012, we exceeded all of the applicable regulatory capital requirements for the Bank. Our core (Tier 1) capital was $44.9 million and $31.5 million, or 14.13% and 9.91% of total assets, at March 31, 2013 and 2012, respectively. In order to be classified as “well-capitalized” under federal banking regulations, we were required to have core capital of at least $15.9 million, or 5.0% of assets, as of March 31, 2013. To be classified as a well-capitalized savings bank, we must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%, and a Tier 1 risk-based capital to risk-weighted assets of at least 6%. At March 31, 2013 and 2012, we had total risk-based capital ratios of 26.70% and 20.66%, respectively, and Tier 1 risk-based capital ratios of 25.52% and 19.40%, respectively. Our regulatory capital ratios increased during fiscal 2013 primarily as a result of the $16.3 million in proceeds received by the Bank in connection with the Company’s stock offering.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

The information required by this item is included in Note 2 to the consolidated financial statements included in this annual report.

Effect of Inflation and Changing Prices

The consolidated financial statements and related consolidated financial data presented herein regarding Hamilton Bank have been prepared in accordance with accounting principles generally accepted in the United States of America, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of Hamilton Bank’s assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on Hamilton Bank’s performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, because such prices are affected by inflation to a larger extent than interest rates.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, including supplemental data, of Hamilton Bancorp, Inc. begin on page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of March 31, 2013. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including Hamilton Bank, in reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Management’s report on internal control was not subject to attestation by the Company’s registered public accounting firm in accordance with rules of the Securities and Exchange Commission for smaller reporting companies.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of Hamilton Bancorp and Hamilton Bank

Hamilton Bancorp has seven directors, each of whom also serves as a director of Hamilton Bank. Directors serve in three classes with three-year staggered terms so that approximately one-third of the directors are elected at each annual meeting. Directors of Hamilton Bank are elected by Hamilton Bancorp as its sole stockholder. The following table states our directors’ names, their ages as of March 31, 2013, the years when they began serving as directors and when their current terms expire.

Name (1)	Position(s) Held With Hamilton Bank	Age	Director Since (2)	Current Term Expires
Russell K. Frome	Chairman of the Board	67	1975	2013

Robert A. DeAlmeida	President, Chief Executive Officer and Director	58	2005	2015

William E. Ballard	Director	65	2010	2014

Carol L. Coughlin	Director	54	2010	2014

William W. Furr	Director	64	1977	2013

James F. Hershner	Executive Vice President and Director	60	2005	2014

Bobbi R. Macdonald	Director	47	2008	2015

(1)	The mailing address for each person listed is 501 Fairmount Avenue, Suite 200, Towson, Maryland 21286.
(2)	Includes service as a director of Hamilton Bank prior to its conversion in fiscal 2013.

The Business Background of Our Directors

The business experience for the past five years of each of our directors is set forth below. The biographies also contain information regarding the person’s experience, qualifications, attributes or skills that caused the Nominating Committee and the board of directors to determine that the person should serve as a director. Unless otherwise indicated, directors have held their positions for the past five years.

Directors with terms expiring in 2013:

Russell K. Frome. Mr. Frome has served as Chairman of the Board of Hamilton Bank since 2008. Prior to his retirement in 2000, Mr. Frome served as Maintenance Engineer at Millennium Chemicals in Baltimore. Mr. Frome has 30 years of capital budget and management experience in the chemical industry. He also served as a U.S. Army Reserve Officer on Active Duty from 1969 to 1971. Mr. Frome received a Bachelor of Mechanical Engineering from the Georgia Institute of Technology, and has taken graduate courses in business at Georgia Southern and Loyola University Maryland. Mr. Frome’s management experience and knowledge of the local business community provides the board valuable insights regarding the budget process and management of the Bank, as well as business development in our market area. Mr. Frome is the brother-in-law of director Hershner.

William W. Furr. Since 2005, Mr. Furr has worked as a consultant in marketing, customer service and insurance regulatory compliance for insurance operations and small businesses. In 2004, the Maryland Insurance Commissioner appointed Mr. Furr as Deputy Receiver for Carroll County Mutual Insurance (“CCMI”) with the charge to rehabilitate and save CCMI, which was founded in 1869. In August 2005, CCMI demutualized and was purchased by an investor and now operates as Westminster American Insurance Company, providing insurance products to businesses throughout the Mid-Atlantic. Prior to his work with CCMI, Mr. Furr was a manager of the Baltimore regional office of AMICA Insurance for 28 years until his retirement in 2004. He also serves on the board of directors of Westminster American Insurance Company. He received a Bachelor of Arts degree from the University of Richmond and is a Chartered Property Casualty Underwriter. He has served on multiple Property/Casualty Insurance Industry Boards, including the District of Columbia Property Insurance Facility, and The Maryland Joint Insurance Association where he is still a consultant. He has also served on the Boards of a number of local non-profit organizations including the Joseph Richey Hospice and the All Saints Sisters of the Poor convent in Catonsville. Mr. Furr’s commitment to excellence, his experience as manager for an insurance company and knowledge of the local business community provides the board valuable insights regarding internal processes and also external customer service and marketing matters to support the development of business in our market area.

Directors with terms expiring in 2014:

William E. Ballard. Mr. Ballard is a partner and project manager of EFI Group, LLC, which provides a wide range of engineering and manufacturing consulting services to address industry profitability challenges. Services include strategic planning and expansion project implementation. He is responsible for maintaining EFI Group’s Project Management and Lean Manufacturing standards, assigning the right resources to projects and ensuring EFI Group’s clients have an exceptional experience overall. Prior to joining EFI Group in 2001, Mr. Ballard led capital project evaluation, capital expansion and manufacturing improvement-planning activities for a major chemical company, and also held line positions in both manufacturing and maintenance. He is a Mechanical Engineering professional and earned his MBA in Finance from the University of Baltimore. Bill is a member of the Region Manufacturing Institute, a group that promotes the growth of manufacturing throughout Maryland. Mr. Ballard’s management experience and knowledge of the local business community provides the board valuable insights regarding business development in our market area.

Carol L. Coughlin. Ms. Coughlin is the Chief Executive Officer of Bottom Line Growth Strategies, Inc., an executive financial advisory company she formed in 2006 to help organizations and entrepreneurs realize increased growth and profitability. In her role as a CFO advisor with Bottom Line Growth Strategies, Ms. Coughlin has experience with corporate turnarounds, development of financial infrastructure, negotiation of sales and mergers, development of financial and management reporting, annual planning, budget and strategy development processes. She has consulted on board and committee governance and developed a financial literacy training program for an insurance company with $1 billion in revenues. Prior to establishing Bottom Line Growth

Strategies, Ms. Coughlin served as the chief financial officer of four fast growing, healthcare and insurance companies, including three turnarounds and the sale of three of the companies (two of the three were sold to publicly held companies; Ms. Coughlin led her team through the Sarbanes-Oxley process). During her time as chief financial officer, Ms. Coughlin worked with the insurance regulators and directed her team through financial audits. She served as officer of these companies and worked with their respective Boards and Audit Committees. She also serves on the board of directors of Junior Achievement and Network 2000, sits on a number of advisory boards and is active in community and civic organizations. She is a magna cum laude graduate from Loyola College in Baltimore with a Masters in Business Administration, and also holds a BS in Business/Accounting from Towson University. She is a Certified Public Accountant (active status, Maryland) and a Certified Exit Planning Advisor. Ms. Coughlin’s extensive financial and management experience, knowledge of the local business community and her community and civic involvement make her an invaluable addition to the Bank’s board of directors.

James F. Hershner. Mr. Hershner began his career at Hamilton Bank in June 1970. His involvement with the Bank has taken his career from a summer teller position to Executive Vice President and Director since 2005. Mr. Hershner held the position of Compliance Officer from 1990 to 2005. He is presently the Security Officer. As an Executive Officer, Mr. Hershner is involved with the underwriting and administration of residential and commercial lending. Currently he is a member of the Executive, Investment, Commercial and Residential Loan Committees. Mr. Hershner, a graduate of the Baltimore Polytechnic Institute, pursued his career with the Bank by completing numerous courses at Loyola College and the University of Baltimore. He was a student of the Institute of Financial Education from 1972 to 1979, where he graduated with a Degree of Distinction. Mr. Hershner is a past President of the Institute of Financial Education, Maryland Chapter #89, Inc. and a past President of the Maryland Chapter of Financial Managers Society and an active member of the Financial Managers Society. Mr. Hershner serves on the board of the Maryland Bank Services, Inc., a subsidiary of the Maryland Bankers Association. Growing up near the community of Hamilton, his 42 years of experience with Hamilton Bank, his extensive knowledge of the Bank’s operations and the local business and banking community, make him a valuable asset to the board of directors. Mr. Hershner is the brother-in-law of director Frome.

Directors with terms expiring in 2015:

Robert A. DeAlmeida. Mr. DeAlmeida has served as President and Chief Executive Officer of Hamilton Bank since 2005. Mr. DeAlmeida joined Hamilton Bank in 1990 as the Bank’s Chief Financial Officer, and was appointed Vice President and Treasurer that same year. Mr. DeAlmeida is vice chairman of the Maryland Bankers Association, and is on the board of directors of Healthy Neighborhoods, a program of the Baltimore Community Foundation which helps fund housing for first time home buyers in Baltimore City. He is also on a special committee to advise the president of the Maryland Chamber of Commerce, and is a past director of both Harbel Housing Services and Neighborhood Housing Services of Baltimore. Mr. DeAlmeida earned his bachelor’s degree in accounting from Loyola College of Maryland and his master’s degree in economics from the University of Baltimore. Mr. DeAlmeida’s 22 years of experience with Hamilton Bank and extensive knowledge of the local business and banking community make him a valuable asset to the board of directors.

Bobbi R. Macdonald. Mrs. Macdonald is the Executive Director and founder of The City Neighbors Foundation, Inc. The City Neighbors Foundation strives to achieve two goals. First, to provide an outstanding public education to the students who enter the three City Neighbors schools. Second, to serve as a model for urban public education that is progressive, child-centered, developmentally appropriate, arts integrated, and community engaged. The City Neighbors Foundation seeks to disseminate best practices and create forums that allow urban educators to redefine public education. Driven by a core personal vision of “nothing without joy,” Mrs. Macdonald has been a dynamic leader in the movement for transforming public education in Baltimore. Mrs. Macdonald oversees the management of $7 million of public funds and works on an annual basis to raise more funds to support the mission/work of the three City Neighbors schools. Recently, Mrs. Macdonald helped to facilitate a partnership with three schools of Northeast Baltimore and the Mainstreets Program and received community grants to build the Northeast Schools Alliance. Mrs. Macdonald is an advocate for grassroots organizing for building strong communities. She received her Bachelor’s Degree from the University of Illinois in Human Development and Family Ecology, and holds a Master’s Degree from the University of Maryland, College Park, in Curriculum and Instruction. Mrs. Macdonald is a board member of the Maryland Charter School Network, and founding member and past Chair of the Coalition for Baltimore Charter Schools. She is also an adjunct professor at the Johns Hopkins School of Education.

Executive Officers of Hamilton Bancorp and Hamilton Bank

The following table sets forth information regarding the executive officers of Hamilton Bancorp and Hamilton Bank. Age information is as of March 31, 2013. The executive officers of Hamilton Bancorp and Hamilton Bank are elected annually.

Name	Age	Position
Robert A. DeAlmeida	58	President and Chief Executive Officer

James F. Hershner	60	Executive Vice President

John P. Marzullo	42	Vice President, Chief Financial Officer and Treasurer

Below is the business experience for the past five years of our executive officer who is not also a director. Unless otherwise indicated, the executive officer has held the position described for the past five years.

John P. Marzullo. Mr. Marzullo has served as Vice President and Treasurer of Hamilton Bank since being hired in December 2010 and was promoted to Senior Vice President effective January 1, 2013. Mr. Marzullo also serves as Chief Financial Officer of Hamilton Bancorp. Prior to joining Hamilton Bank, Mr. Marzullo worked at K Bank in Maryland, where he was Assistant Controller and Assistant Vice President. Mr. Marzullo has 15 years of experience in accounting, both as a certified public accountant and in the banking industry. Mr. Marzullo graduated with a bachelor’s degree in finance in 1994 and a bachelor’s degree in accounting in 1996, both from Towson University. He is a member of the Maryland Association of CPAs and the American Institute of CPAs.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of any registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on the Company’s review of copies of the reports it has received and written representations provided to it from the individuals required to file the reports, the Company believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in Hamilton Bancorp common stock during the year ended March 31, 2013.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct that is designed to promote the highest standards of ethical conduct by the Company’s directors, executive officers and employees. The Code of Ethics and Business Conduct requires that the Company’s directors, executive officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest. Under the terms of the Code of Ethics and Business Conduct, directors, executive officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Ethics and Business Conduct. A copy of the Code of Ethics and Business Conduct can be found in the “Investor Relations—Corporate Overview—Corporate Governance Documents” section of the Company’s website, www.hamilton-bank.com.

Audit Committee and Audit Committee Financial Expert

The Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, and the rules of The Nasdaq Stock Market, Inc.

The members of the audit committee are Carol L. Coughlin, William W. Furr and Bobbi R. Macdonald. The Board of Directors has determined that director Coughlin is an audit committee financial expert under the rules of the Securities and Exchange Commission. Each member of the audit committee is independent, as independence for audit committee members is defined under the rules of The Nasdaq Stock Market, Inc. and the Securities and Exchange Commission.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the total compensation paid to, or earned by, Mr. DeAlmeida, who serves as our President and Chief Executive Officer, Mr. Hershner, who serves as our Executive Vice President, and Mr. Marzullo, who serves as our Senior Vice President, Chief Financial Officer and Treasurer, for the year ended March 31, 2013. We refer to these individuals as “Named Executive Officers.”

Summary Compensation Table for the Year Ended March 31, 2013
Name and Principal Position	Year	Salary ($)	Bonus ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (1) ($)	Total ($)

Robert A. DeAlmeida President and Chief Executive Officer	2013 2012	229,143 210,191	— —	1,300 —	52,804 63,352	283,247 273,543

James F. Hershner Executive Vice President	2013 2012	169,888 164,143	— —	— —	46,884 58,031	216,772 222,174

John P. Marzullo Senior Vice President, Chief Financial Officer and Treasurer (2)	2013	93,565	10,000	—	11,352	114,917

(1)	The amounts reflect what we have paid to, or reimbursed, the applicable Named Executive Officer for various benefits which we provide. A break-down of the various elements of compensation in this column for fiscal 2013 is set forth in the table immediately below.
(2)	Mr. Marzullo was not a Named Executive Officer for fiscal 2012. In fiscal 2013, Mr. Marzullo received a bonus of $10,000 in connection with the mutual-to-stock conversion of Hamilton Bank.

All Other Compensation
Name	Perquisites (1) ($)	Safe Harbor Contribution to 401(k) Plan (2) ($)	Profit Sharing Contribution to 401(k) Plan (3) ($)	Life Insurance (4) ($)	Split Dollar Life Insurance (5) ($)	Board Fees (6) ($)	ESOP and Supplemental ESOP (7) ($)	Total ($)
Robert A. DeAlmeida	—	7,633	—	60	1,981	24,000	19,130	52,804

James F. Hershner	—	5,817	—	60	2,279	24,000	14,728	46,884

John P. Marzullo	—	3,107	—	60	396	—	7,789	11,352

(1)	For the year ended March 31, 2013, no Named Executive Officer received perquisites or personal benefits that, in the aggregate, were greater than or equal to $10,000.
(2)	Represents the safe harbor employer contribution made to the Named Executive Officer’s 401(k) plan account for the plan year ended December 31, 2012.
(3)	Represents the profit sharing contribution made by Hamilton Bank to the Named Executive Officer’s 401(k) plan account for the plan year ended December 31, 2012.
(4)	Represents the annual cost incurred by Hamilton Bank for providing group life insurance coverage to the Named Executive Officer. Under the group life insurance coverage, each Named Executive Officer’s designated beneficiary is entitled to a death benefit of $50,000 in the event of the Named Executive Officer’s death while employed with Hamilton Bank.
(5)	Represents the Named Executive Officer’s imputed income related to split dollar life insurance that is provided by Hamilton Bank for the year ended December 31, 2012. Such split dollar life insurance coverage is provided in accordance with the Named Executive Officer’s Executive Split Dollar Agreement with Hamilton Bank as described below under “Executive Compensation-Benefit Plans
(6)	For the year ended March 31, 2013, Messrs. DeAlmeida and Hershner received monthly board fees of $2,000.
(7)	Represents: (1) the number of shares allocated to the Named Executive Officer’s ESOP account and (2) the number of phantom shares allocated to the Named Executive Officer’s Supplemental ESOP account, the value of which was determined based on a $13.74 fair market value of Hamilton Bancorp common stock on March 28, 2013.

Employment and Change in Control Agreements

Employment Agreement with Mr. DeAlmeida. In connection with the conversion and stock offering, Hamilton Bank and Hamilton Bancorp entered into separate employment agreements with Mr. DeAlmeida. The employment agreements have essentially identical provisions, except that the employment agreement with Hamilton Bancorp (i) provides for daily, rather than annual, renewal of the term, (ii) obligates Hamilton Bancorp to make payments not made by Hamilton Bank under its agreement with Mr. DeAlmeida (provided that no duplicate payments are made) and (iii) will not require an automatic cut-back of severance benefits payable on termination of employment in connection with a change in control in order to avoid an excess parachute payment under Section 280G of the Internal Revenue Code.

The employment agreement with Hamilton Bancorp has a three year term that will automatically renew daily so that the remaining term is always three years. The employment agreement with Hamilton Bank has an initial term of three years. At least 60 days prior to the anniversary date of the agreement, the disinterested members of the board of directors of Hamilton Bank must conduct a comprehensive performance evaluation and affirmatively approve any extension of the Hamilton Bank employment agreement for an additional year or determine not to extend the term of the Hamilton Bank employment agreement. If the board of directors determines not to extend the term, it must notify Mr. DeAlmeida at least 30 days, but not more than 60 days, prior to the anniversary date.

The employment agreements provide Mr. DeAlmeida with an annual base salary, which currently was $208,282 for the year ended March 31, 2012. The base salary may be increased, but not decreased (other than a decrease which is applicable to all senior officers). In addition to base salary, Mr. DeAlmeida is entitled to participate in any bonus programs and benefit plans that are made available to management employees, and will be reimbursed for all reasonable business expenses incurred.

In the event of Mr. DeAlmeida’s involuntary termination of employment for reasons other than cause, disability or death, or in the event of his resignation for “good reason,” he will receive a severance payment equal to the base salary that he would have earned had he remained employed with the Hamilton Bank and Hamilton Bancorp from his date of termination until, and including, the last day of the remaining term of his employment agreements. Such payment will be payable in a lump sum within 30 days following Mr. DeAlmeida’s date of termination. In addition, Mr. DeAlmeida will be entitled to receive from Hamilton Bank or Hamilton Bancorp continued life insurance and non-taxable medical and dental insurance coverage under the same cost-sharing arrangements that apply for active employees of Hamilton Bank and Hamilton Bancorp. Such coverage will cease upon the earlier of: (i) the completion of the remaining term of the employment agreements or (ii) the date on which Mr. DeAlmeida receives substantially similar benefits from another employer. For purposes of the employment agreements, “good reason” is defined as: (i) a material reduction in base salary or benefits (other than reduction by Hamilton Bank or Hamilton Bancorp that is part of a good faith, overall reduction of such benefits applicable to all employees); (ii) a material reduction in Mr. DeAlmeida’s duties or responsibilities; (iii) a relocation of Mr. DeAlmeida’s principal place of employment by more than 25 miles from Hamilton Bank’s or Hamilton Bancorp’s main office location; or (iv) a material breach of the employment agreements by Hamilton Bank or Hamilton Bancorp.

If Mr. DeAlmeida’s involuntary termination of employment other than for cause, disability or death or voluntary resignation for “good reason” occurs on or after the effective date of a change in control of Hamilton Bancorp or Hamilton Bank, he would be entitled to (in lieu of the payments and benefits described in the previous paragraph) a severance payment equal to three times the sum of his highest rate of base salary and annual bonus paid to, or earned by, him during the current calendar year of his date of termination or either of the three calendar years immediately preceding his date of termination. Such payment will be payable in a lump sum within 30 days following Mr. DeAlmeida’s date of termination. In addition, Mr. DeAlmeida would be entitled, at no expense, to the continuation of substantially comparable life insurance and non-taxable medical and dental insurance coverage until the earlier of: (i) the date which is three years after his date of termination or (ii) the date on which he receives substantially similar benefits from another employer. Notwithstanding the foregoing, the payments required under the Hamilton Bank employment agreement but not under the Hamilton Bancorp employment agreement in connection with a change in control will be reduced to the extent necessary to avoid penalties under Code Section 280G.

In addition, should Mr. DeAlmeida become disabled, he will be entitled to disability benefits, if any, provided under a long-term disability plan sponsored by Hamilton Bank or Hamilton Bancorp. In the event of Mr. DeAlmeida’s death while employed, his beneficiaries will be paid his base salary for one year following death, and his family will continue to receive non-taxable medical and dental coverage for one year thereafter.

Upon any termination of employment that would entitle Mr. DeAlmeida to a severance payment (other than a termination in connection with a change in control), Mr. DeAlmeida will be required to adhere to a one-year non-competition provision.

Change in Control Agreements with Messrs. Hershner and Marzullo. In connection with the conversion and stock offering, Hamilton Bank entered into individual change in control agreements with Messrs. Hershner and Marzullo. Each agreement has an initial term of two years. At least 60 days prior to the anniversary date of the agreement, the disinterested members of the board of directors of Hamilton Bank must conduct a comprehensive performance evaluation and affirmatively approve any extension of the agreements for an additional year or determine not to extend the term of the agreements. If the board of directors determines not to extend the term, it must notify the executive at least 30 days, but not more than 60 days, prior to the anniversary date of the agreement.

Under each agreement, in the event of the executive’s involuntary termination of employment other than for cause, disability or death, or voluntary resignation for “good reason” occurs on or after the effective date of a change in control of Hamilton Bancorp or Hamilton Bank, the executive would be entitled to a severance payment equal to two times the sum of his highest rate of base salary and annual bonus paid to, or earned by, him during the current calendar year of his date of termination or either of the two calendar years immediately preceding his date of termination. Such payment will be payable in a lump sum within 30 days following the executive’s date of termination. In addition, the executive would be entitled to the continuation of substantially comparable life insurance and non-taxable medical and dental insurance coverage until the earlier of: (i) the date which is two years after his date of termination or (ii) the date on which the executive receives substantially similar benefits from another employer. Notwithstanding the foregoing, the payments required under each agreement will be reduced to the extent necessary to avoid penalties under Internal Revenue Code Section 280G. For purposes of the change in control agreements, “good reason” is defined as: (i) a material reduction in the executive’s base salary or benefits (other than reduction by Hamilton Bank that is part of a good faith, overall reduction of such benefits applicable to all employees); (ii) a material reduction in the executive’s duties or responsibilities; (iii) a relocation of the executive’s principal place of employment by more than 25 miles from Hamilton Bank’s main office location; or (iv) a material breach of the change in control agreement by Hamilton Bank.

Bonus Programs

Discretionary Bonus. The board of directors has the authority to award a discretionary bonus payment to Mr. DeAlmeida. While strict numerical formulas are not used to quantify Mr. DeAlmeida’s bonus payment, both company-wide and individually-based performance objectives are used to determine bonus payments. Company-wide performance objectives focus on growth, expense control and asset quality, which are customary metrics used by similarly-situated financial institutions in measuring performance. Individually-based performance objectives are determined based on Mr. DeAlmeida’s responsibilities and contributions to our successful operation. Both the company-wide and individually-based performance objectives are evaluated by the board of directors on an annual basis. The board of directors also takes into consideration outside factors that impact our performance, such as national and local economic conditions, the interest rate environment, regulatory mandates and the level of competition in our primary market area. For the fiscal year ended March 31, 2013, Mr. DeAlmeida was not paid a discretionary bonus payment.

Organizational Bonus Compensation Program. The Hamilton Bank Organizational Bonus Compensation Program was adopted in order to recognize and reward employees for performance and achievement of specific annual objectives. With the exception of Mr. DeAlmeida, all full-time employees with at least six consecutive months of employment during the fiscal year are eligible to participate in the program.

Performance objectives under the program are established at both an organizational and individual level. For the year ended March 31, 2013, organizational-level objectives focused on the following specific performance metrics related to finance, compliance and growth: (i) checking account growth of 27% or greater; (ii) net income of

Hamilton Bank of $921,686 or greater; (iii) loan growth of 2.2% or greater; (iv) commercial loan growth of 23% or greater; and (v) no repeat audit exceptions. Individual-level performance objectives are determined based on the eligible employee’s personal goals related to his or her major projects and initiatives. Each performance objective is assigned a fixed number of points. The maximum number of points assigned to organizational-level objectives and individual-level objectives is 50 points and 50 points, respectively. Eligible employees could earn a bonus under the program based on the number of points achieved during the fiscal year. The dollar value of each point is determined annually based on the financial performance of Hamilton Bank.

For the year ended March 31, 2013, the maximum point value for Executive Vice Presidents and Vice Presidents was 10%-15% of base salary if the employee’s performance rating exceeded standards or 2%-9% of base salary if the employee’s performance rating just fully achieved standards. Similarly, the maximum point value for Assistant Vice Presidents, Branch Managers and other Exempt Staff was 7.5% of base salary if the employee’s performance rating exceeded standards or 5.5% of base salary if the employee’s performance just fully achieved standards. For all other eligible employees, one point earned equaled $20.00. Each employee was eligible to receive an additional $1,000 bonus if Hamilton Bank satisfied each of its organizational goals. However, no employee would be eligible to receive a bonus under the program if: (i) Hamilton Bank did not satisfy its net income goal described above or (ii) if the employee had a performance rating of less than “fully achieves standards.” All bonus payments earned under the program by eligible employees are payable in a lump sum on the first pay period in June following the completion of the annual performance period.

For the fiscal year ended March 31, 2013, no Named Executive Officer received a bonus payment under the Organizational Bonus Compensation Program.

Benefit Plans

Hamilton Bank Agreement for Deferred Compensation of Salaries. Hamilton Bank adopted the Agreement for Deferred Compensation of Salaries on January 1, 1984. Messrs. DeAlmeida and Hershner are participants in this plan. The plan allows for the executive to defer payment of a specified percentage or fixed amount of his base salary to be paid during the next calendar year. The executive’s deferred salary is held by Hamilton Bank through a grantor trust. Legg Mason Trust, fsb serves as trustee of the grantor trust and is directed by Hamilton Bank as to the investment of the assets held by the grantor trust. If the executive elects to defer payment of his salary, the executive is required to elect the time and manner in which his deferred salary will be paid. Specifically, the executive must elect that his deferred salary will (i) either be paid on either a specified date or upon his separation from service and (ii) be paid in the form of either a lump sum distribution or equal installments over a specified period of time.

Executive Split Dollar Agreements. On January 30, 2008, Hamilton Bank entered into Executive Split Dollar Agreements with Messrs. DeAlmeida and Hershner. Mr. Marzullo entered into an Executive Split Dollar Agreement with Hamilton Bank on January 2, 2012. Under the agreements, each executive’s designated beneficiary is entitled to share in the proceeds under a life insurance policy owned by Hamilton Bank in the event of the executive’s death while employed with Hamilton Bank. The death benefit payable to each executive’s designated beneficiary is $350,000.

401(k) Plan. Hamilton Bank maintains the Hamilton Bank 401(k) Profit Sharing Plan (the “401(k) Plan”), a tax-qualified defined contribution retirement plan, for all employees who have satisfied the 401(k) Plan’s eligibility requirements. Each eligible employee can begin participating in the 401(k) Plan on the first day of the plan year quarter next following the date on which the employee attains age 18 and has completed one year of service.

A participant may contribute up to 100% of his or her compensation to the 401(k) Plan on a pre-tax basis, subject to the limitations imposed by the Internal Revenue Code. For 2013, the salary deferral contribution limit is $17,500 provided, however, that a participant over age 50 may contribute an additional $5,500 to the 401(k) Plan. In addition to salary deferral contributions, the 401(k) Plan provides that Hamilton Bank will make a safe harbor employer contribution to each participant’s account equal to at least 3% of the participant’s compensation earned during the plan year (referred to as a “non-elective contribution”). A participant is always 100% vested in his or her salary deferral and non-elective contributions.

In addition, Hamilton Bank is permitted to make a discretionary profit sharing contribution to the 401(k) Plan that is allocated to each participant based on his or her group category. Each participant will be categorized into one of the following groups: (i) Group A will consist of the President and Chief Executive Officer; (ii) Group B will consist of the Executive Vice President; (iii) Group C will consist of Senior Officers; (iv) Group D will consist of Junior Officers; (v) Group E will consist of Managers; (vi) Group F will consist of Staff; (vii) Group G will consist of Terminated Highly Compensated Employees; and (viii) Group H will consist of Terminated Non-Highly Compensated Employees. Hamilton Bank may contribute a different percentage of the profit sharing contribution to each group, with the amount contributed to be allocated to each participant in the group proportionately based on his or her compensation compared to the total compensation paid to all participants in the group during the plan year. Each participant vests in his or her profit sharing contribution at a rate 20% per year such that the participant will become 100% vested upon the completion of five years of credited service. However a participant will immediately become 100% vested in any employer contributions upon the participant’s death, disability or attainment of age 65 (or the fifth anniversary of joining the 401(k) Plan, if later) while employed with Hamilton Bank.

Generally, a participant (or participant’s beneficiary) may receive a distribution from his or her vested account at retirement, age 59 1/2 (while employed with Hamilton Bank), death, disability or termination of employment, and elect for the distribution to be paid in the form of either a lump sum or installment payments of at least $1,000.

Each participant has an individual account under the 401(k) Plan and may direct the investment of his or her account among a variety of investment options or vehicles available. In addition, participants in the 401(k) Plan will be able to purchase shares of Hamilton Bancorp common stock through the 401(k) Plan.

ESOP. Effective January 1, 2012, Hamilton Bank adopted the Hamilton Bank Employee Stock Ownership Plan (the “ESOP”), a tax-qualified retirement plan, for eligible employees. Eligible employees who have attained age 21 will begin participation in the ESOP on the later of the effective date of the ESOP or upon the first entry date commencing on or after the eligible employee’s completion of 1,000 hours of service during a continuous 12-month period. Employees who have attained age 21 and have completed 1,000 hours of service during a continuous 12-month period as of October 10, 2012 (the effective date of the conversion) will be eligible to immediately participate in the ESOP.

The ESOP trustee purchased, on behalf of the ESOP, 296,240 shares of Hamilton Bancorp common stock issued in connection with the conversion and stock offering. The ESOP funded its stock purchase with a loan of $2,962,400 from Hamilton Bancorp, which represented the aggregate purchase price of the common stock. The loan is repaid principally through Hamilton Bank’s contribution to the ESOP and dividends payable on unallocated common stock held by the ESOP over a 20-year term of the loan. The interest rate for the ESOP loan is an adjustable-rate equal to the prime rate, as published in The Wall Street Journal. The interest rate will adjust annually and will be the prime rate on the first business day of the calendar year, retroactive to January 1 of such year.

The trustee will hold the shares purchased by the ESOP in an unallocated suspense account. Shares will be released from the suspense account on a pro-rata basis as we repay the loan. The trustee will allocate the shares released among the participants’ accounts on the basis of each participant’s proportional share of compensation relative to all participants. Participants will vest in their benefit at a rate of 20% per year, such that the participants will be 100% vested upon completion of five years of credited service. Participants who were employed by Hamilton Bank immediately prior to the conversion will receive credit for vesting purposes for years of service prior to adoption of the ESOP. Participants also will become fully vested upon normal retirement, death or disability, a change in control, or termination of the ESOP. Generally, participants will receive distributions from the ESOP upon severance from employment. The ESOP reallocates any unvested shares forfeited upon termination of employment among the remaining participants.

The ESOP permits participants to direct the trustee as to how to vote the shares of common stock allocated to their accounts. The trustee votes unallocated shares and allocated shares for which participants do not provide instructions on any matter in the same ratio as those shares for which participants provide instructions, subject to fulfillment of the trustee’s fiduciary responsibilities.

Under applicable accounting requirements, Hamilton Bank will record a compensation expense for the ESOP at the fair market value of the shares as they are committed to be released from the unallocated suspense account to participants’ accounts. The compensation expense resulting from the release of Hamilton Bancorp common stock from the suspense account and allocation to plan participants will result in a corresponding reduction in Hamilton Bancorp’s earnings.

Supplemental ESOP. Hamilton Bank adopted the Hamilton Bank Non-Qualified Supplemental Employee Stock Ownership Plan (the “Supplemental ESOP”), effective January 1, 2012. The Supplemental ESOP is a non-tax qualified benefit restoration plan that provides additional cash benefits, equal to the participant’s account balance, at retirement or other termination of employment (or upon a change in control) to participants who are key employees selected by the compensation committee to participate in the plan and whose benefits under the tax-qualified ESOP described above are limited by tax limitation laws applicable to tax-qualified plans. Mr. DeAlmeida is the only participant in the Supplemental ESOP.

Each plan year, the Supplemental ESOP credits each participant who also participates in the tax-qualified ESOP with an annual amount equal to the sum of the difference (denominated in shares of phantom stock) between (i) the number of shares of common stock of Hamilton Bancorp that would have been allocated to the participant’s account in the ESOP, but for the tax law limitations imposed by the Internal Revenue Code, plus earnings thereon, and (ii) the actual number of shares allocated to the participant’s account in the ESOP plus earnings thereon. Hamilton Bank, at its discretion, may establish a rabbi trust to hold assets attributable to the Supplemental ESOP to fund its benefit obligation or may account for the assets of the Supplemental ESOP solely as bookkeeping entries. One share of phantom stock will have a value equal to the fair market value of one share of Hamilton Bancorp common stock. Dividends deemed paid on shares of phantom stock held in the participant’s account will immediately be deemed to be reinvested in shares of phantom stock.

The participant’s accumulated benefit under the Supplemental ESOP will be payable in a lump sum payment within 30 days following the first to occur of: (i) the participant’s separation from service; (ii) the participant’s death; (iii) the participant’s disability; or (iv) a change in control of Hamilton Bank or Hamilton Bancorp. The accumulated benefit will be paid to the participant in cash equal to the fair market value of the participant’s phantom shares, plus earnings thereon, as of the date of distribution.

Director Compensation

Set forth below is a summary of the compensation for each of our non-employee directors for the year ended March 31, 2013. Director compensation paid to directors who are also Named Executive Officers is reflected above in “—Executive Compensation—Summary Compensation Table.”

Director Compensation
Name	Fees Earned or Paid in Cash (1) ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (2) ($)	Total ($)
Russell K. Frome	36,000	—	—	36,000
William E. Ballard	29,500	—	—	29,500
Carol L. Coughlin	31,500	—	—	31,500
William W. Furr	31,500	—	—	31,500
Bobbi R. Macdonald	30,000	—	—	30,000

(1)	See table below for breakdown of fees earned for the fiscal year ended March 31, 2013.
(2)	No director received any perquisites or benefits that, in the aggregate, was equal to or greater than $10,000.

Director Fees. All directors received fees per board and committee meetings attended for the fiscal year ended March 31, 2013. Each director was paid $2,000 per month, with the exception of Chairman Frome who was paid $3,000 per month. Each director was paid $500 for each compensation committee, audit and special committee meeting attended. The table below identifies the meetings, by type, for which each non-employee director received compensation from Hamilton Bank during the year ended March 31, 2013.

Name	Board Fee ($)	Committee Meetings ($)
Russell K. Frome	36,000	—
William E. Ballard	24,000	5,500
Carol L. Coughlin	24,000	7,500
William W. Furr	24,000	7,500
Bobbi R. Macdonald	24,000	6,000

Director Plans

Hamilton Bank Agreement for Deferred Compensation of Director Fees. Hamilton Bank adopted the Agreement for Deferred Compensation of Director Fees on January 1, 1984. Mr. Frome is the only participant in the plan. The plan allows for Mr. Frome to defer payment of a specified percentage or fixed amount of his director fees to be paid during the next calendar year. The deferred fees are held through a grantor trust established by Hamilton Bank and are credited with earnings based on certificate of deposit interest rates when credited. If Mr. Frome elects to defer payment of his fees, he is required to elect the time and manner in which his deferred fees will be paid. Specifically, he must elect that his deferred salary will (i) either be paid on either a specified date or upon his separation from service and (ii) be paid in the form of either a lump sum distribution or equal installments over a specified period of time.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Stock Ownership of Certain Beneficial Owners

The following table provides information as of June 27, 2013, with respect to persons known by the Company to be the beneficial owners of more than 5% of the Company’s outstanding common stock. A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investing power. Percentages are based on 3,703,000 shares of Company common stock issued and outstanding as of June 27, 2013.

Name and Address	Number of Shares Owned	Percent of Common Stock Owned

Sandler O’Neill Asset Management, LLC (1) Terry Maltese SOAM Holdings, LLC Malta Hedge Fund II, L.P. 150 East 52nd St, 30th Floor New York, New York 10022	365,000	9.86%

Stilwell Value Partners II (2) Stilwell Value Partners V Stilwell Value Partners VII Stilwell Activist Fund Stilwell Partners Stilwell Value LLC Stilwell Activist Investments, L.P. Joseph Stilwell 111 Broadway, 12th Floor New York, New York 10006	352,400	9.52%

Hamilton Bank Employee Stock Ownership Plan Trust (3) First Bankers Trust Services, Inc. 2321 Kochs Lane, P.O. Box 4005 Quincy, Illinois 62305	296,240	8.00%

FJ Capital Management, LLC (4) 1313 Dolley Madison Blvd., Ste 306 McLean, VA 22101	186,603	5.04%

(1)	On a Schedule 13G filed on February 14, 2013, Sandler O’Neill Asset Management, LLC and Terry Maltese each reported shared voting and dispositive power with respect to 365,000 shares of the Company’s common stock, and SOAM Holdings, LLC and Malta Hedge Fund II, L.P. each reported shared voting and dispositive power with respect to 286,500 shares of the Company’s common stock.
(2)	On a Schedule 13D/A filed on May 2, 2013, Stilwell Value Partners II, Stilwell Value Partners V, Stilwell Value Partners VII, Stilwell Activist Fund, Stilwell Partners, Stilwell Value LLC, Stilwell Activist Investments, L.P. and Joseph Stilwell each reported shared dispositive power and shared voting power with respect to 352,400, of the Company’s common stock.
(3)	Under the terms of the ESOP, the ESOP trustee will vote shares allocated to participants’ accounts in the manner directed by the participants. The ESOP trustee, subject to its fiduciary duties, will vote unallocated shares and allocated shares for which no timely voting instructions are received in the same proportion as shares for which the trustee has received proper voting instructions from participants.
(4)	On a Schedule 13G filed on January 22, 2013, FJ Capital Management, LLC reported shared voting and dispositive power with respect to 186,603 shares of the Company’s common stock on behalf of its clients and principals.

Stock Ownership of Management

The following table provides information as of June 28, 2013 about the shares of Company common stock that may be considered to be beneficially owned by each director, named executive officer listed in the Summary Compensation Table and all directors and executive officers of the Company as a group. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, none of the shares listed are pledged as security, and each of the named individuals has sole voting power and sole investment power with respect to the number of shares shown. Percentages are based on 3,703,000 shares of Company common stock issued and outstanding as of June 28, 2013.

Name	Number of Shares Owned		Percent of Common Stock Outstanding
Directors
Russell K. Frome	5,000		*
William E. Ballard	5,200		*
Carol L. Coughlin	9,021		*
Robert A. DeAlmeida	50,500	(1)	1.36%
William W. Furr	10,000		*
James F. Hershner	50,260	(2)	1.36%
Bobbi R. Macdonald	2,250	(3)	*

Named Executive Officer Who Is Not Also A Director
John P. Marzullo	—		*

All directors and executive officers as a group (8 persons)	132,231		3.57%

*	Less than 1%.
(1)	Includes 12,500 shares held in the Hamilton Bancorp, Inc. Stock Fund through the Bank’s 401(k) plan, 17,500 shares held in a trust, and 500 shares held by Mr. DeAlmeida’s daughter.
(2)	Includes 25,000 shares held in the Hamilton Bancorp, Inc. Stock Fund through the Bank’s 401(k) plan, and 25,260 shares held in a trust.
(3)	Includes 250 shares held in a limited liability company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The Sarbanes-Oxley Act of 2002 generally prohibits us from making loans to our executive officers and directors, but it contains a specific exemption from such prohibition for loans made by Hamilton Bank to our executive officers and directors in compliance with federal banking regulations. At March 31, 2013, all of our loans to directors and executive officers were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Hamilton Bank, and did not involve more than the normal risk of collectability or present other unfavorable features. These loans were performing according to their original terms at March 31, 2013, and were made in compliance with federal banking regulations.

Director Independence

The board of directors has determined that directors William E. Ballard, Carol L. Coughlin, William W. Furr and Bobbi Macdonald are “independent” as defined in the listing standards of the Nasdaq Stock Market, Inc. Directors DeAlmeida and Hershner are not independent because they are executive officers of Hamilton Bancorp, and director Frome is not independent because he is the brother-in-law of director and executive officer Hershner.

In determining the independence of the directors listed above, the board of directors reviewed accounts that directors and their affiliates had with Hamilton Bank, none of which are required to be reported under “—Transactions With Certain Related Persons,” above.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to the Company for the fiscal years ending March 31, 2013 and 2012 by Rowles & Company, LLP.

	2013	2012
Audit fees (1)	$46,000	$37,150
Tax fees (2)	$6,000	$5,750
All other fees (3)	$47,854	$—

(1)	Includes fees for the audit of the consolidated financial statements and review of Form 10-Q.
(2)	Includes preparation of income tax returns for the Company, and related advice.
(3)	Includes services rendered in connection with the conversion to a stock savings bank and related stock offering.

Pre-Approval of Services by the Independent Registered Public Accounting Firm

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. Such approval process ensures that the external auditor does not provide any non-audit services to the Company that are prohibited by law or regulation.

In addition, the Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. Requests for services by the independent registered public accounting firm for compliance with the auditor services policy must be specific as to the particular services to be provided. The request may be made with respect to either specific services or a type of service for predictable or recurring services. During the year ended March 31, 2013, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Articles of Incorporation of Hamilton Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-182151), as amended, initially filed with the SEC on June 15, 2012).

3.2	Bylaws of Hamilton Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-182151), as amended, initially filed with the SEC on June 15, 2012).

4	Form of Common Stock Certificate of Hamilton Bancorp, Inc. Bylaws of Hamilton Bancorp, Inc. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (File No. 333-182151), as amended, initially filed with the SEC on June 15, 2012).

10.1	Employment Agreement between Hamilton Bank and Robert A. DeAlmeida (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35693) filed with the SEC on October 15, 2012).

10.2	Employment Agreement between Hamilton Bancorp, Inc. and Robert A. DeAlmeida (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-35693) filed with the SEC on October 15, 2012).

10.3	Change in Control Agreement of James F. Hershner (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-35693) filed with the SEC on October 15, 2012).

10.4	Change in Control Agreement of John P. Marzullo (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 001-35693) filed with the SEC on October 15, 2012).

10.5	Hamilton Bank Non-Qualified Supplemental Employee Stock Ownership Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 001-35693) filed with the SEC on October 15, 2012).

10.6	Hamilton Bank Executive Split Dollar Agreement with Robert A. DeAlmeida (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-182151), as amended, initially filed with the SEC on June 15, 2012).

10.7	Hamilton Bank Executive Split Dollar Agreement with James F. Hershner (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-182151), as amended, initially filed with the SEC on June 15, 2012).

10.8	Hamilton Bank Agreement for Deferred Compensation of Salaries (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-182151), as amended, initially filed with the SEC on June 15, 2012).

10.9	Hamilton Bank Agreement for Deferred Compensation of Board Fees (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-182151), as amended, initially filed with the SEC on June 15, 2012).

21.0	Subsidiaries of Registrant

23.0	Consent of Rowles & Company, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101.0*	The following materials from the Company’s Annual Report on Form 10-K for the year ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAMILTON BANCORP, INC.

Date: June 28, 2013	By:	/s/ Robert A. DeAlmeida
Robert A. DeAlmeida
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert A. DeAlmeida Robert A. DeAlmeida	President and Chief Executive Officer (Principal Executive Officer)	June 28, 2013

/s/ John P. Marzullo John P. Marzullo	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 28, 2013

/s/ Russell K. Frome Russell K. Frome	Chairman of the Board	June 28, 2013

/s/ James F. Hershner James F. Hershner	Executive Vice President and Director	June 28, 2013

/s/ William E. Ballard William E. Ballard	Director	June 28, 2013

/s/ Carol L. Coughlin Carol L. Coughlin	Director	June 28, 2013

/s/ William W. Furr William W. Furr	Director	June 28, 2013

/s/ Bobbi R. Macdonald Bobbi R. Macdonald	Director	June 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Hamilton Bancorp, Inc.

Towson, Maryland

We have audited the accompanying consolidated statements of financial condition of Hamilton Bancorp, Inc. and Subsidiary as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hamilton Bancorp, Inc. and Subsidiary as of March 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Baltimore, Maryland

June 28, 2013

101 E. Chesapeake Avenue, Suite 300, Baltimore, Maryland 21286

410-583-6990 FAX 410-583-7061

Website: www.Rowles.com

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Financial Condition

March 31, 2013 and 2012

	March 31, 2013	March 31, 2012
Assets
Assets
Cash and due from banks	$3,468,481	$4,278,096
Federal funds sold and Federal Home Loan Bank deposit	9,590,434	12,774,444
Interest-bearing deposits in other banks	20,909,829	18,197,008

Cash and cash equivalents	33,968,744	35,249,548
Certificates of deposit in other banks	—	248,000
Investment securities available for sale	116,233,943	94,830,376
Federal Home Loan Bank stock, at cost	400,600	501,900
Loans held for sale	196,743	—
Loans, less allowance for loan losses of $2,071,224 and $3,552,364	159,120,418	169,904,425
Premises and equipment	2,460,832	2,518,804
Foreclosed real estate	755,659	755,659
Accrued interest receivable	861,412	936,283
Bank-owned life insurance	11,622,667	8,307,075
Deferred income taxes	854,922	1,100,145
Income taxes receivable	1,222,027	—
Goodwill and other intangible assets	2,876,765	2,928,098
Other assets	1,387,419	1,188,044

Total Assets	$331,962,151	$318,468,357

Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$11,546,214	$11,763,141
Interest-bearing deposits	248,570,661	269,251,661

Total deposits	260,116,875	281,014,802
Advances by borrowers for taxes and insurance	769,000	906,854
Income taxes payable	—	278,543
Other liabilities	3,640,665	1,203,405

Total liabilities	264,526,540	283,403,604

Commitments and contingencies	—	—

Shareholders’ Equity
Common stock, $.01 par value, 100,000,000 shares authorized. Issued: 3,703,000 shares at March 31, 2013	37,030	—
Additional paid in capital	35,554,350	—
Retained earnings	34,261,764	34,433,899
Unearned ESOP shares	(2,814,280)	—
Accumulated other comprehensive income	396,747	630,854

Total shareholders’ equity	67,435,611	35,064,753

Total Liabilities and Shareholders’ Equity	$331,962,151	$318,468,357

The accompanying notes are an integral part of these financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Operations

Years Ended March 31, 2013 and 2012

	2013	2012
Interest Revenue
Loans, including fees	$9,009,618	$9,972,963
U.S. government agency securities	327,180	562,330
Mortgage-backed securities	1,451,245	1,846,620
Federal funds sold and other bank deposits	97,141	81,304

Total Interest Revenue	10,885,184	12,463,217

Interest Expense
Deposits	2,802,114	3,862,470

Net Interest Income	8,083,070	8,600,747
Provision for Loan Losses	1,729,975	2,718,278

Net Interest Income after Provision For Loan Losses	6,353,095	5,882,469

Noninterest Revenue
Service charges	232,346	191,983
Gain on sale of investment securities	230,362	385,825
Gain on sale of loans held for sale	41,100	6,335
Earnings on bank-owned life insurance	315,592	310,018
Other	121,233	52,597

Total Noninterest Revenue	940,633	946,758

Noninterest Expenses
Salaries	2,853,214	2,548,596
Employee benefits	1,084,159	992,428
Occupancy	872,619	819,499
Advertising	367,743	313,966
Furniture and equipment	310,253	366,670
Data processing	562,025	427,180
Professional services	317,365	219,418
Deposit insurance premiums	287,059	255,833
Foreclosed real estate expense and losses	125,738	45,731
Other operating	992,686	826,073

Total Noninterest Expenses	7,772,861	6,815,394

Income (Loss) Before Income Taxes	(479,133)	13,833
Income Tax Benefit	(306,998)	(117,186)

Net (Loss) Income	$(172,135)	$131,019

Basic earnings (loss) per common share	$(0.05)	N/A
Diluted earnings (loss) per common share	$(0.05)	N/A

The accompanying notes are an integral part of these financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

Years Ended March 31, 2013 and 2012

	2013	2012
Net (Loss) Income	$(172,135)	$131,019
Other Comprehensive Income:
Unrealized (loss) gain on investment securities available for sale	(155,579)	1,776,763
Reclassification adjustment for realized gain on investment securities available for sale included in net income	(230,362)	(385,825)

Total unrealized (loss) gain on investment securities available for sale	(385,941)	1,390,938
Income tax (benefit) expense relating to investment securities available for sale	(151,834)	548,655

Other comprehensive (loss) income	(234,107)	842,283

Total Comprehensive (Loss) Income	$(406,242)	$973,302

The accompanying notes are an integral part of these financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended March 31, 2013 and 2012

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance March 31, 2011	$—	$—	$34,302,880	$—	$(211,429)	$34,091,451
Net income	—	—	131,019	—	—	131,019
Unrealized gain on available for sale securities, net of tax effect of $548,655	—	—	—	—	842,283	842,283

Balance March 31, 2012	—	—	34,433,899	—	630,854	35,064,753
Net income	—	—	(172,135)	—	—	(172,135)
Unrealized loss on available for sale securities, net of tax effect of $ (151,834)	—	—	—	—	(234,107)	(234,107)
Issuance of common stock	37,030	35,542,062	—	—	—	35,579,092
Acquisition of unearned ESOP shares	—	—	—	(2,962,400)	—	(2,962,400)
ESOP shares released for allocation	—	12,288	—	148,120	—	160,408

Balance March 31, 2013	$37,030	$35,554,350	$34,261,764	$(2,814,280)	$396,747	$67,435,611

The accompanying notes are an integral part of these financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended March 31, 2013 and 2012

	Year Ended March 31,
	2013	2012
Cash flows from Operating Activities:
Interest received	$12,491,086	$13,314,038
Fees and commissions received	359,109	250,573
Interest paid	(2,854,693)	(3,985,656)
Cash paid to suppliers and employees	(5,131,559)	(6,536,643)
Origination of loans held for sale	(3,758,743)	(1,567,328)
Proceeds from sale of loans held for sale	3,603,100	1,573,663
Income taxes paid	(796,115)	(981,758)

Net cash provided by operating activities	3,912,185	2,066,889

Cash flows from Investing Activities
Purchase of certificate of deposit	—	(248,000)
Proceeds from maturities of certificates of deposit	248,000	—
Proceeds from sale of securities available for sale	16,237,218	17,481,947
Proceeds from maturing and called securities available for sale, including principal pay downs	50,774,673	47,041,705
Purchase of investment securities available for sale	(90,083,743)	(57,196,658)
Purchase of Federal Home Loan Bank stock	101,300	1,600
Loans made, net of principal repayments	8,607,719	4,595,777
Purchase of Bank-owned life insurance	(3,000,000)	—
Purchase of premises and equipment	(332,991)	(431,199)
Proceeds from sale of foreclosed real estate	422,458	—
Proceeds from sale of automobile	44,058	10,000

Net cash (used) by investing activities	(16,981,308)	11,255,172

Cash flows from Financing Activities
Net increase (decrease) in
Deposits	(20,850,927)	(17,477,668)
Advances by borrowers for taxes and insurance	(137,854)	(68,278)
Proceeds from issuance of common stock	35,579,092	—
Purchase of unearned ESOP shares	(2,962,400)	—
ESOP shares allocated	160,408	—

Net cash provided (used) by financing activities	11,788,319	(17,545,946)

Net increase (decrease) in cash and cash equivalents	(1,280,804)	(4,223,885)
Cash and cash equivalents at beginning of period	35,249,548	39,473,433

Cash and cash equivalents at end of period	$33,968,744	$35,249,548

The accompanying notes are an integral part of these financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Continued)

	Year Ended March 31,
	2013	2012
Reconciliation of net income to net cash provided (used) by operating activities
Net income	$(172,135)	$131,019
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization of premiums on securities	1,512,706	770,323
Gain on sale of investment securities	(230,362)	(385,825)
Loss on sale of foreclosed real estate	5,530	—
Loan premium amortization	23,000	23,000
Deposit premium amortization	(47,000)	(121,000)
Core deposit intangible asset amortization	51,333	63,667
Premises and equipment depreciation and amortization	353,296	294,993
Gain on disposal of fixed assets	(6,391)	(4,068)
Provision for loan losses	1,729,975	2,718,278
Deferred income taxes	397,057	(998,775)
Decrease (increase) in
Accrued interest receivable	74,871	163,636
Loans held for sale	(196,743)	—
Cash surrender value of life insurance	(315,592)	(310,018)
Income taxes receivable	(1,222,027)	—
Other assets	(199,375)	108,708
Increase (decrease) in
Accrued interest payable	(5,579)	(2,186)
Income taxes payable	(278,543)	(100,169)
Deferred loan origination fees	(4,675)	(106,138)
Other liabilities	2,442,839	(178,556)

Net cash provided by operating activities	$3,912,185	$2,066,889

Noncash investing activity
Real estate acquired through foreclosure	$427,988	$755,659

The accompanying notes are an integral part of these financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2013

Note 1:	Activities and Summary of Significant Accounting Policies

Basis of Presentation

Hamilton Bancorp, Inc. (the “Company”) was incorporated on June 7, 2012 to serve as the stock holding company for Hamilton Bank (the “Bank”), a federally chartered savings bank. On October 10, 2012, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a mutual savings bank to a stock savings bank and became the wholly owned subsidiary of the Company. The conversion was accomplished through the sale and issuance of 3,703,000 shares of common stock at a price of $10.00 per share, through which the Company received proceeds of approximately $35,580,000, net of offering expenses of approximately $1.450,000. In connection with the conversion, the Bank’s Board of Directors adopted an employee stock ownership plan (the “ESOP”) which subscribed for 8.0% of shares sold in the offering, or 296,240 shares. Accordingly, the reported results for the fiscal year ended March 31, 2013 relate to the consolidated holding company and the results for the fiscal year ended March 31, 2012 relate solely to the operations of the Bank.

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

Summary of Significant Accounting Policies

The accounting and reporting policies of Hamilton Bancorp, Inc. and Subsidiaries (“Hamilton”) conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general practices in the banking industry. The more significant policies follow:

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the parent company and its wholly owned subsidiary, Hamilton Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations. Hamilton Bancorp is a holding company that operates a community bank with 5 branches in the Baltimore-metropolitan area. Its primary deposit products are certificates of deposit and demand, savings, NOW, and money market accounts. Its primary lending products consist of real estate mortgages, along with commercial and consumer loans. Hamilton Bancorp’s primary source of revenue is derived from loans to customers, who are predominately small and middle-market businesses and middle-income individuals.

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, deferred income tax valuation allowances, the fair value of investment securities and other temporary impairment of investment securities.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, money market accounts, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Certificates of Deposit in Other Banks. Certificates of deposit in other banks mature within one year and are carried at cost.

Investment Securities. Management determines the appropriate classification of investment securities at the time of purchase. Securities that may be sold before maturity are classified as available-for-sale and carried at fair value. Investment securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. All investment securities held by Hamilton at March 31, 2013 and 2012 are classified as available-for-sale.

Investment securities designated as available-for-sale are stated at estimated fair value based on quoted market prices. They represent those securities which management may sell as part of its asset/liability strategy or that may be sold in response to changing interest rates or liquidity needs. Unrealized holding gains and losses, net of tax, on available-for-sale securities are included in other comprehensive income. Realized gains (losses) on available-for-sale securities are included in other income and, when applicable, are reported as a reclassification adjustment in other comprehensive income. Gains and losses on the sale of available-for-sale securities are recorded on the trade date and are determined by the specific identification method. The amortization of premiums and the accretion of discounts are recognized in interest revenue using the interest method over the term of the security.

In estimating other-than-temporary impairment losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Federal Home Loan Bank Stock. Federal Home Loan Bank stock is carried at cost, which approximates fair value. As a member of the Federal Home Loan Bank, the Bank is required to purchase stock based on its total assets. Additional stock is purchased and redeemed based on outstanding Federal Home Loan Bank advances to the Bank.

Loans Held For Sale. Mortgage loans originated and intended for sale are carried at the lower of aggregate cost or estimated fair value. Fair value is determined based on outstanding investor commitments, or in the absence of such commitments, based on current investor yield requirements. Gains and losses on loan sales are determined by the specific-identification method.

Loans Receivable. The Bank makes mortgage, commercial, and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout the Baltimore metropolitan area. The ability of the Bank’s debtors to repay their loans is dependent upon the real estate and general economic conditions in this area.

Loans are reported at their outstanding unpaid principal balance adjusted for the allowance for loan loss, premiums on loans acquired, and any deferred fees or costs on originated loans. Interest revenue is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

Loans are generally placed on nonaccrual status when they are 90 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual status at an earlier date if the collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual status are reversed against interest revenue. The interest on nonaccrual loans is accounted for on the cash basis method, until the loans qualify for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Loans are considered impaired when, based on current information, management considers it unlikely that collection of principal and interest payments will be made according to contractual terms. If collection of principal is evaluated as doubtful, all payments are applied to principal.

Troubled debt restructurings are loans for which Hamilton, for legal or economic reasons related to a debtor’s financial difficulties, has granted a concession to the debtor that it otherwise would not have considered. Concessions that result in the categorization of a loan as a troubled debt restructuring include:

•	Reduction of the stated interest rate;

•	Extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk;

•	Reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement; or

•	Reduction of accrued interest

Allowance for Loan Losses. The allowance for loan losses represents an amount which, in management’s judgment, will be adequate to absorb probable future losses on existing loans. The allowance for loan losses is established, as loan losses are estimated to have occurred, through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Recoveries on previously charged-off loans are credited to the allowance for loan losses.

The allowance for loan losses is increased by provisions charged to income and reduced by charge-offs, net of recoveries. Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and current economic conditions.

Premises and Equipment. Land is carried at cost. Buildings, land improvements, leasehold improvements, and furniture and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term or the useful lives of improvements. Maintenance and normal repairs are charged to operations as incurred, while additions and improvements to buildings and furniture and equipment are capitalized. Gains and losses on disposition of assets are reflected in earnings.

Foreclosed Real Estate. Foreclosed real estate acquired through foreclosure is recorded at the lower of its carrying value or the fair market value of the related real estate collateral at the transfer date less estimated selling costs. Losses incurred at the time of acquisition of the property are charged to the allowance for loan losses. Subsequent reductions in the estimated value of the property are included in noninterest expense. Costs to maintain foreclosed real estate are expensed as incurred.

Bank-Owned Life Insurance (BOLI). The Bank purchased single premium life insurance policies on certain employees of the Bank. The net cash surrender value of those policies is included in the accompanying statement of financial condition. Appreciation in the value of the insurance policies is classified in non-interest income.

Goodwill and Other Intangible Assets. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Intangible assets, consisting of core deposit intangibles, represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset may be sold or exchanged on its own or in combination with a related contract, asset, or liability. Core deposit intangibles are amortized on an accelerated basis over a ten-year period. Goodwill is not amortized but is evaluated on an annual basis to determine impairment, if any. Any impairment of goodwill would be recognized against income in the period of impairment.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Accumulated Other Comprehensive Income. Hamilton records unrealized gains and losses on available-for-sale securities in accumulated other comprehensive income, net of taxes. Unrealized gains and losses on available-for-sale securities are reclassified into earnings as the gains or losses are realized upon sale of the securities. The credit component of unrealized losses on available-for-sale securities that are determined to be other-than-temporarily impaired are reclassified into earnings at the time the determination is made.

Income Taxes. The provision for income taxes includes taxes payable for the current year and deferred income taxes. Deferred income taxes are provided for the temporary differences between financial and taxable income. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Reclassifications. Certain amounts for the fiscal year ended March 31, 2012 have been reclassified to conform to the fiscal year ended March 31, 2013 presentation. The reclassifications had no effect on net income or loss, or the net change in cash and cash equivalents and are not material to previously issued financial statements.

Subsequent Event. Management has evaluated events and transactions subsequent to March 31, 2013 through June 28, 2013, the date these financial statements were issued. No significant subsequent events were identified that would affect the presentation of the financial statements.

Note 2:	New Accounting Pronouncements

Recent Accounting Pronouncements

ASU 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU No. 2013-01, “Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” clarifies that ordinary trade receivables are not within the scope of ASU 2011-11. ASU 2011-11, as amended by ASU 2013-01, became effective on January 1, 2013, and is not expected to have a significant impact on our financial statements.

ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 gives entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 became effective on January 1, 2013 and did not have a significant impact on our financial statements.

ASU 2012-06, “Business Combinations (Topic 805) – Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force).” ASU 2012-06 clarifies the applicable guidance for

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. Under ASU 2012-06, when a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and , subsequently, a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). ASU 2012-06 became effective on January 1, 2013, and did not have a significant impact on our financial statements.

ASU 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive income.” ASU2013-02 amends recent guidance related to the reporting of comprehensive income to enhance the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 became effective on January 1, 2013 and did not have a significant impact on our financial statements.

Note 3:	Earnings per Common Share

When presented, basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Because the mutual to stock conversion was not completed until October 10, 2012, per share earnings data is not meaningful for prior comparative periods and therefore is not presented. The calculation of weighted average common shares outstanding is based on the period from October 10, 2012, the date of the conversion stock issuance, through March 31, 2013.

The basic and diluted earnings per share for the fiscal year ended March 31, 2013 is summarized below:

Year Ended
March 31, 2013
Net loss	$(172,135)
Average common shares outstanding	3,414,551
Loss per common share - basic and diluted	$(0.05)

There were no common stock equivalents, such as stock options, outstanding during the year ended March 31, 2013.

Note 4:	Goodwill and Other Intangible Assets

On December 4, 2009, the Bank acquired a branch office in Pasadena, Maryland from K Bank. The Bank paid premiums of $653,000 and $92,000 for the certificates of deposit and loans that were acquired, respectively. The premiums are being amortized over four years, which are the estimated lives of the certificates and loans. The Bank also purchased $757,639 of premises and equipment, which includes the building, land, and equipment. In addition, the Bank recorded goodwill totaling $2,664,432 and identifiable intangibles (core deposit intangible) totaling $434,000. The goodwill is deductible for tax purposes.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The activity in goodwill and acquired intangible assets related to the branch purchase is as follows:

	Goodwill	Core deposit intangible
Balance March 31, 2011	$2,664,432	$327,333
Acquired during the period ended	—	—
Amortization	—	(63,667)

Balance March 31, 2012	$2,664,432	$263,666
Acquired during the period ended	—	—
Amortization	—	(51,333)

Balance March 31, 2013	$2,664,432	$212,333

At March 31, 2013, future estimated annual amortization associated with the core deposit intangible is as follows:

Year ending March 31,	Amount
2014	$41,000
2015	33,000
2016	28,667
2017	28,000
2018	28,000
2019	28,000
2020	25,666

$212,333

Note 5:	Correspondent Bank Relationships

The Bank normally carries balances with other banks that exceed the federally insured limit. The average balance carried in excess of the limit, including unsecured federal funds sold to the same banks, was $45,928,428 and $26,891,524 for the years ended March 31, 2013 and 2012, respectively.

Banks are required to carry non-interest bearing cash reserves at specified percentages of deposit balances. The Bank’s normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

Note 6:	Lines of Credit

The Bank may borrow up to 20 percent of its assets under a line of credit agreement with the Federal Home Loan Bank of Atlanta (the FHLB). Advances under the line of credit are secured by investments and certain loans owned by the Bank. As of March 31, 2013 and 2012, the Bank had $64,190,000 and $48,070,000, respectively, of available credit from the FHLB. Advances would be limited by the balance of investment securities and loans available for pledge.

The Bank may also borrow up to $5,000,000 from a correspondent bank under a secured federal funds line of credit and $1,000,000 under an unsecured federal funds line of credit. The Bank would be required to pledge investment securities to draw upon the secured line of credit.

There were no borrowings outstanding under the lines of credit as of March 31, 2013 and 2012.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 7:	Related Party Transactions

The officers and directors of the Bank enter into loan transactions with the Bank in the ordinary course of business. The terms of these transactions are similar to the terms provided to other borrowers entering into similar loan transactions.

Activity in these loans during the year ended March 31 was as follows:

	2013	2012
Balance - Beginning of year	$261,328	$373,668
New loans	400	53
Line of credit advances	4,200	—
Principal repayments	(15,447)	(112,393)

Balance - End of year	$250,481	$261,328

Deposits from officers and directors of the Bank totaled $1,543,381 and $2,569,471 at March 31, 2013 and 2012, respectively.

Note 8:	Investment Securities Available for Sale

The amortized cost and fair value of securities at March 31, 2013 and March 31, 2012, are summarized as follows:

March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. government agency	$27,075,038	$66,149	$111,939	$27,029,248
Mortgage-backed	88,496,379	1,015,105	311,549	89,199,935

	115,571,417	1,081,254	423,488	116,229,183
FHLMC stock	6,681	—	1,921	4,760

	$115,578,098	$1,081,254	$425,409	$116,233,943

March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. government agency	$18,766,086	$118,981	$64,504	$18,820,563
Mortgage-backed	75,015,823	1,249,592	257,177	76,008,238

	93,781,909	1,368,573	321,681	94,828,801
FHLMC stock	6,681	—	5,106	1,575

	$93,788,590	$1,368,573	$326,787	$94,830,376

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Proceeds from sales of investment securities were $16,237,218 and $17,481,947 during the years ended March 31, 2013 and 2012, respectively, with gains of $273,670 and losses of $43,308 for the year ended March 31, 2013 and gains of 385,825 and no losses for the year ended March 31, 2012.

As of March 31, 2013 and March 31, 2012, all mortgage-backed securities are backed by U.S. Government- Sponsored Enterprises (GSE’s).

As of March 31, 2013 and 2012, the Company had no pledged securities.

The amortized cost and estimated fair value of debt securities by contractual maturity at March 31, 2013 and March 31, 2012 follow. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available-for-Sale
	March 31, 2013		March 31, 2012
	Amortized cost	Fair value	Amortized cost	Fair value
Maturing
Within one year	$1,505,451	$1,520,815	$1,012,984	$1,018,605
Over one to five years	6,575,873	6,620,671	3,711,405	3,800,596
Over five to ten years	11,999,256	11,938,889	5,991,697	5,990,794
Over ten years	6,994,458	6,948,873	8,050,000	8,010,568
Mortgage-backed, in monthly installments	88,496,379	89,199,935	75,015,823	76,008,238

	$115,571,417	$116,229,183	$93,781,909	$94,828,801

The following table presents the Bank’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position at March 31, 2013 and 2012:

March 31, 2013	Less than 12 months		12 months or longer		Total
	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value
U.S. government agency obligations	$111,939	$18,881,775	$—	$—	$111,939	$18,881,775
Mortgage-backed	298,271	35,541,939	13,278	3,373,491	311,549	38,915,430
FHLMC stock	—	—	1,921	4,760	1,921	4,760

	$410,210	$54,423,714	$15,199	$3,378,251	$425,409	$57,801,965

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

March 31, 2012	Less than 12 months		12 months or longer		Total
	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value
U.S. government agency obligations	$41,570	$6,008,430	$22,934	$1,977,066	$64,504	$7,985,496
Mortgage-backed	235,949	15,584,461	21,228	1,178,719	257,177	16,763,180
FHLMC stock	—	—	5,106	1,575	5,106	1,575

	$277,519	$21,592,891	$49,268	$3,157,360	$326,787	$24,750,251

The gross unrealized losses on debt securities are not considered by management to be other-than-temporary impairments. Management has the intent and ability to hold these securities until recovery of their value. In most cases, temporary impairment is caused by market interest rate fluctuations.

Note 9:	Loans Receivable and Allowance for Loan Losses

Loans receivable consist of the following at March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012
Real estate loans:
One-to four-family:
Residential	$63,912,507	$76,687,365
Investor	15,825,857	17,265,202
Commercial	36,238,661	31,017,798
Construction	3,508,125	3,865,397

	119,485,150	128,835,762
Commercial	26,936,644	27,158,449
Home equity loans	13,727,266	16,343,508
Consumer	1,122,770	1,180,933

Total Loans	161,271,830	173,518,652
Premium on loans purchased	15,334	38,334
Net deferred loan origination fees and costs	(95,522)	(100,197)
Allowance for loan losses	(2,071,224)	(3,552,364)

	$159,120,418	$169,904,425

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following tables set forth for the years ended March 31, 2013 and 2012, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments. There were no recoveries during the years ended March 31, 2013 and 2012.

						Allowance		Loan Balance
Year Ended March 31, 2013:	Allowance 3/31/2012	Provision for loan losses	Charge offs	Recoveries	Allowance 3/31/2013	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans
One-to four-family	$342,905	$284,263	$254,778	$—	$372,390	$66,504	$305,886	$1,795,014	$77,943,350
Commercial	879,698	434,621	701,272	—	613,047	—	613,047	4,806,293	31,432,368
Construction	1,047,658	(293,270)	337,077	—	417,311	417,311	—	3,508,125	—
Commercial	1,231,723	1,308,430	1,904,313	—	635,840	24,770	611,070	2,993,490	23,943,154
Home Equity Loans	41,829	(5,015)	5,330	—	31,484	—	31,484	21,874	13,705,392
Consumer	270	9,227	8,345	—	1,152	—	1,152	—	1,122,770
Unallocated	8,281	(8,281)	—	—	—	—	—	—	—

	$3,552,364	$1,729,975	$3,211,115	$—	$2,071,224	$508,585	$1,562,639	$13,124,796	$148,147,034

						Allowance		Loan Balance
Year ended March 31, 2012:	Allowance 3/31/2011	Provision for loan losses	Charge offs	Recoveries	Allowance 3/31/2012	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans
One-to four-family	$652,459	$27,354	$336,908	$—	$342,905	$72,999	$269,906	$1,945,248	$92,007,319
Commercial	159,934	731,770	12,006	—	879,698	417,229	462,469	2,598,012	28,419,786
Construction	48,856	998,802	—	—	1,047,658	991,673	55,985	3,649,473	215,924
Commercial	194,180	1,037,543	—	—	1,231,723	770,643	461,080	2,374,967	24,783,482
Home Equity Loans	38,380	3,449	—	—	41,829	—	41,829	30,033	16,313,475
Consumer	681	(411)	—	—	270	—	270	—	1,180,933
Unallocated	88,510	(80,229)	—	—	8,281	—	8,281	—	—

	$1,183,000	$2,718,278	$348,914	$—	$3,552,364	$2,252,544	$1,299,820	$10,597,733	$162,920,919

Past due loans, segregated by age and class of loans, as of March 31, 2013 and 2012, were as follows. There were no loans ninety days or more past due and accruing interest at March 31, 2013, and 2012.

March 31, 2013	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90 or more days past due	Total past due loans	Current loans	Totals loans	Accruing loans 90 or more days past due	Nonaccrual loans	Nonaccrual interest not accrued
Real estate loans
One-to four-family	$756,123	$179,316	$1,371,429	$2,306,868	$77,431,496	$79,738,364	$—	$1,377,827	$159,594
Commercial	—	—	1,406,421	1,406,421	34,832,240	36,238,661	—	1,406,421	167,519
Construction	—	—	1,003,314	1,003,314	2,504,811	3,508,125	—	1,003,314	111,950
Commercial	1,865,563	—	319,167	2,184,730	24,751,914	26,936,644	—	1,307,290	21,643
Home equity loans	63,106	—	36,891	99,997	13,627,269	13,727,266	—	36,891	1,302
Consumer	—	—	—	—	1,122,770	1,122,770	—	—	—

	$2,684,792	$179,316	$4,137,222	$7,001,330	$154,270,500	$161,271,830	$—	$5,131,743	$462,008

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

March 31, 2012	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90 or more days past due	Total past due loans	Current loans	Totals loans	Accruing loans 90 or more days past due	Nonaccrual loans	Nonaccrual interest not accrued
Real estate loans
One-to four-family	$367,937	$6,514	$1,011,073	$1,385,524	$92,567,043	$93,952,567	$—	$1,011,073	$72,110
Commercial	—	—	2,598,200	2,598,200	28,419,598	31,017,798	—	2,598,200	78,405
Construction	—	—	1,336,726	1,336,726	2,528,671	3,865,397	—	1,336,726	28,423
Commercial	628,839	—	2,374,561	3,003,400	24,155,049	27,158,449	—	2,374,561	100,734
Home equity loans	60,628	—	29,778	90,406	16,253,102	16,343,508	—	29,778	516
Consumer	4,980	1,309	18,189	24,478	1,156,455	1,180,933	—	18,189	573

	$1,062,384	$7,823	$7,368,527	$8,438,734	$165,079,918	$173,518,652	$—	$7,368,527	$280,761

Impaired Loans as of March 31, 2013 and 2012 were as follows:

March 31, 2013	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance	Average recorded investment	Interest recognized
Real estate loans
One-to four-family	$2,766,726	$1,373,947	$900,717	$2,274,664	$66,504	$2,476,899	$78,717
Commercial	5,498,540	4,806,293	—	4,806,293	—	5,045,501	237,838
Construction	3,853,728	1,003,314	2,504,811	3,508,125	417,311	3,462,305	168,173
Commercial	3,586,694	2,783,250	210,240	2,993,490	24,770	3,231,026	124,040
Home equity loans	22,554	21,874	—	21,874	—	24,166	425
Consumer	—	—	—	—	—	—	—

	$15,728,242	$9,988,678	$3,615,768	$13,604,446	$508,585	$14,239,897	$609,193

March 31, 2012	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance	Average recorded investment	Interest recognized
Real estate loans
One-to four-family	$2,186,840	$1,009,079	$936,169	$1,945,248	$72,999	$2,143,824	$35,428
Commercial	2,598,012	499,343	2,098,669	2,598,012	417,229	2,598,200	9,838
Construction	3,649,473	—	3,649,473	3,649,473	991,673	3,339,162	183,832
Commercial	2,374,966	599,877	1,775,090	2,374,967	770,643	2,225,792	49,160
Home equity loans	30,033	30,033	—	30,033	—	29,968	52
Consumer	—	—	—	—	—	—	—

	$10,839,324	$2,138,332	$8,459,401	$10,597,733	$2,252,544	$10,336,946	$278,310

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Loans that would primarily fall into this notational category could have been previously classified adversely, but the deficiencies have since been corrected. Management should closely monitor recent payment history of the loan and value of the collateral.

Borrowers may exhibit poor liquidity and leverage positions resulting from generally negative cash flow or negative trends in earnings. Access to alternative financing may be limited to finance companies for business borrowers and may be unavailable for commercial real estate borrowers.

Substandard

A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans have a well defined weakness, or weaknesses, that jeopardize the collection or liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. This will be the measurement for determining if a loan is impaired.

Borrowers may exhibit recent or unexpected unprofitable operations, an inadequate debt service coverage ratio, or marginal liquidity and capitalization. These loans require more intense supervision by Bank management.

Foreclosed real estate will be treated as a classifiable asset. Generally, foreclosed real estate will be classified as substandard, except if the property is subject to an agreement of sale or if the asset is generating sufficient income. An appraisal may be performed on the asset to estimate its value. When the property is transferred to foreclosed real estate, a sufficient amount will be charged-off against the allowance for loan losses in order to account for the property at its fair value.

Doubtful

A doubtful loan has all the weaknesses inherent as a substandard loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. A loan classified as doubtful exhibits loss potential. However, there is still sufficient reason to permit the loan to remain on the books. A doubtful classification could reflect the deterioration of the primary source of repayment and serious doubt exists as to the quality of the secondary source of repayment.

The following tables present the March 31, 2013 and March 31, 2012, balances of classified loans based on the risk grade. Classified loans include Special Mention, Substandard, and Doubtful loans.

March 31, 2013	Special Mention	Substandard	Doubtful	Total
Real estate loans
One-to four-family	$1,767,930	$1,371,429	$—	$3,139,359
Commercial	—	4,806,293	—	4,806,293
Construction	—	3,508,125	—	3,508,125
Commercial	1,220,111	2,993,490	—	4,213,601
Home equity loans	51,659	36,891	—	88,550
Consumer	—	—	—	—

	$3,039,700	$12,716,228	$—	$15,755,928

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

March 31, 2012	Special Mention	Substandard	Doubtful	Total
Real estate loans
One-to four-family	$—	$1,945,248	—	$1,945,248
Commercial	—	2,598,012	—	2,598,012
Construction	2,286,078	1,363,395	—	3,649,473
Commercial	—	1,782,004	592,963	2,374,967
Home equity loans	—	30,033	—	30,033
Consumer	—	—	—	—

	$2,286,078	$7,718,692	$592,963	$10,597,733

Classified loans also include certain loans that have been modified in troubled debt restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Bank’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Generally, TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. Nonperforming TDR’s are on nonaccrual status and/or greater than 30 days past due.

A summary of TDRs at March 31, 2013 and March 31, 2012 follows:

March 31, 2013	Number of Contracts	Performing	Nonperforming	Total
Real estate
One-to four-family	4	$1,436,343	6,630	$1,442,973
Commercial		—	—	—
Construction		—	—	—
Commercial	3	—	1,177,788	1,177,788
Home equity loans	1	21,874	—	21,874
Consumer		—	—	—

	8	$1,458,217	$1,184,418	$2,642,635

March 31, 2012	Number of Contracts	Performing	Nonperforming	Total
Real estate loans
One-to four-family	2	$1,416,745	—	$1,416,745
Commercial		—	—	—
Construction		—	—	—
Commercial		—	—	—
Home equity loans		—	—	—
Consumer		—	—	—

	2	$1,416,745	—	$1,416,745

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following table presents the number of contracts and the dollar amount of TDR’s that were added during the fiscal year ended March 31, 2013. The amount shown reflects the outstanding loan balance at the time of the modification.

Year Ended March 31, 2013	Number of Contracts	Outstanding Recorded Investment
Real estate
One-to four-family	2	$72,398
Commercial		—
Construction		—
Commercial	3	1,230,516
Home equity loans	1	24,448
Consumer		—

	6	$1,327,362

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

The Bank had the following outstanding commitments and unused lines of credit as of March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012
Unused commercial lines of credit	$8,161,901	$8,164,696
Unused home equity lines of credit	17,346,101	16,445,437
Mortgage loan commitments	837,000	455,000
Home equity loan commitments	132,500	—
Construction loan commitments	240,875	494,603
Commercial loan commitments	7,710,000	3,590,000

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 10:	Premises and Equipment

A summary of premises and equipment and the related depreciation and amortization as of March 31, is as follows:

	Estimated Useful Life	March 31,
		2013	2012
Land		$298,119	$298,119
Office buildings and improvements	3 - 39 years	3,185,655	3,141,348
Furniture and equipment	3 - 7 years	1,723,943	1,507,332
Automobiles	5 years	84,352	87,395

		5,292,069	5,034,194
Accumulated depreciation and amortization		(2,831,237)	(2,515,390)

Net premises and equipment		$2,460,832	$2,518,804

Depreciation and amortization expense		$353,296	$294,993

The Bank has an operating lease for one of its existing branch locations in Baltimore County. In addition, the Bank signed a sublease dated April 28, 2011, for its administrative office space located in Baltimore County. Rental expense under the two leases for the years ended March 31, 2013 and 2012 was $383,958 and $333,542, respectively. The minimum future rental commitment under both agreements is as follows:

Year ending March 31,	Payments
2014	$417,798
2015	430,332
2016	322,270
2017	207,820

$1,378,220

Note 11:	Interest-Bearing Deposits

Major classifications of interest-bearing deposits as of March 31, are as follows:

Deposit Product	2013	2012
Passbook and statement savings	$15,482,596	$15,681,848
NOW accounts	8,859,606	7,511,055
Money market	28,200,665	26,611,588
Certificates of Deposit	196,017,794	219,390,170
Premium on deposits purchased	10,000	57,000

	$248,570,661	$269,251,661

The aggregate amount of time deposits in denominations of $100,000 or more were $77,122,727 and $81,800,878 at March 31, 2013 and 2012, respectively.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Schedule of maturity of time deposits is as follows:

Maturity period	2013	2012
Within one year	$112,636,692	$133,205,717
Over one year through two years	42,169,385	39,281,349
Over two years through three years	22,095,958	27,206,584
Over three years through four years	12,291,031	7,945,137
Over four years through five years	6,824,728	11,751,383

	$196,017,794	$219,390,170

Note 12:	Regulatory Capital Ratios

Office of the Comptroller of the Currency has adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. The capital ratios and minimum capital requirements of the Bank at March 31, 2013 and March 31, 2012 were as follows:

	Actual		Minimum capital requirement		To be well capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2013
Total Risk-based Capital (to risk-weighted assets)	$46,956	26.70%	$14,068	8.00%	$17,586	10.00%
Tier 1 Capital (to risk-weighted assets)	44,885	25.52%	7,034	4.00%	10,551	6.00%
Tier 1 Capital (to adjusted total assets)	44,885	14.13%	12,707	4.00%	15,884	5.00%

March 31, 2012
Total Risk-based Capital (to risk-weighted assets)	$33,552	20.66%	$12,998	8.00%	$16,247	10.00%
Tier 1 Capital (to risk-weighted assets)	31,506	19.40%	6,497	4.00%	9,748	6.00%
Tier 1 Capital (to adjusted total assets)	31,506	9.91%	12,716	4.00%	15,895	5.00%

(1) –	Under prompt corrective action provisions

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

In its regulatory report filed as of March 31, 2013, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. Management is not aware of any events that would have caused this classification to change. Management has no plans that should change the classification of the capital adequacy.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 13:	Income Taxes

The provisions for income taxes for the years ended March 31, 2013 and 2012 consist of the following components:

	March 31,
	2013	2012
Current:
Federal	$(530,824)	$703,095
State	(173,231)	178,494
Deferred income tax	397,057	(998,775)

Total	$(306,998)	$(117,186)

A reconciliation of the provision for taxes on income from the statutory federal income tax rate to the effective income tax rates follows:

	March 31,
	2013	2012
Tax at statutory federal income tax rate	$(162,905)	$4,703
Tax effect of:
Tax-exempt income	(102,069)	(103,359)
State income taxes, net of federal benefit	(40,603)	(18,403)
Other	(1,421)	(127)

Income tax expense	$(306,998)	$(117,186)

During the years ended March 31, 2013 and 2012, the Company’s tax exempt income totaled $319,720 and $316,477, respectively, compared to income (loss) before income taxes of ($479,133) and $13,833. This resulted in a negative tax accrual and effective tax rates that are inconsistent with the Company’s historical effective tax rate.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following is a summary of the tax effects of the temporary differences between financial and income tax accounting that give rise to deferred tax assets and deferred tax liabilities as of March 31:

	March 31,
	2013	2012
Deferred tax assets:
Allowance for loan losses	$829,814	$1,402,340
Nonaccrual interest	249,489	122,698
Deferred compensation	241,117	264,639
Foreclosed real estate holding costs	46,394	18,038
Deferred loan costs	61,158	50,446
Capital loss carryforward	28,196	9,173
Charitable contribution carryforward	16,698	—

	1,472,866	1,867,334

Deferred tax liabilities:
Accumulated depreciation	73,416	106,448
FHLB stock dividends	101,272	126,881
Goodwill and other intangible assets	184,158	122,928
Unrealized gain on investment securities available for sale	259,098	410,932

	617,944	767,189

Net deferred tax asset (liability)	$854,922	$1,100,145

In management’s opinion, it is more likely than not that the Company will be able to realize the net deferred income tax asset. This is based on management’s analysis, which includes projections of future taxable income as well as income taxes paid in prior years available for carryback. Therefore, as of March 31, 2013 and 2012, no deferred income tax valuation allowance has been recorded.

Note 14:	Fair Value Measurements

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Fair value measurements on a recurring basis

Securities available for sale – If quoted prices are available in an active market for identical assets, securities are classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. As of March 31, 2013 and March 31, 2012, the Bank has categorized its investment securities available for sale as follows:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
March 31, 2013
U.S. government agency	$—	$27,029,248	$—	$27,029,248
Mortgage-backed	—	89,199,935	—	89,199,935
FHLMC stock	4,760	—	—	4,760

Total investment securities available for sale	$4,760	$116,229,183	$—	$116,233,943

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
March 31, 2012
U.S. government agency	$—	$18,820,563	$—	$18,820,563
Mortgage-backed	—	76,008,238	—	76,008,238
FHLMC stock	1,575	—	—	1,575

Total investment securities available for sale	$1,575	$94,828,801	$—	$94,830,376

Fair value measurements on a nonrecurring basis

Impaired Loans - The Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of March 31, 2013 and 2012, the fair values consist of loan balances of $13,604,446 and $10,597,733 that have been written down by $508,585 and $2,252,544, respectively, as a result of specific loan loss allowances.

Foreclosed real estate – The Bank’s foreclosed real estate is measured at fair value less estimated cost to sell. As of March 31, 2013 and 2012, the fair value of foreclosed real estate was estimated to be $755,659. Fair value was determined based on offers and/or appraisals. Cost to sell the assets was based on standard market factors. The Company has categorized its foreclosed assets as Level 3.

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
March 31, 2013
Impaired Loans	$—	$—	$13,095,861	$13,095,861
Foreclosed real estate	—	—	755,659	755,659

Total impaired loans and foreclosed real estate	$—	$—	$13,851,520	$13,851,520

March 31, 2012
Impaired Loans	$—	$—	$8,345,189	$8,345,189
Foreclosed real estate	—	—	755,659	755,659

Total impaired loans and foreclosed real estate	$—	$—	$9,100,848	$9,100,848

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following table reconciles the beginning and ending balance of foreclosed real estate, which is measured on a nonrecurring basis using significant unobservable, level 3, inputs for the years ended March 31, 2013 and 2012:

	2013	2012
Beginning balance	$755,659	$—
Transfer to foreclosed real estate	427,988	755,659
Proceeds from sale of foreclosed real estate	(422,458)	—
Loss on sale of foreclosed real estate	(5,530)	—

Ending balance	$755,659	$755,659

The remaining financial assets and liabilities are not reported on the balance sheets at fair value on a recurring basis. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	March 31, 2013		March 31, 2012
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets
Level 1 inputs
Cash and cash equivalents	$33,968,744	$33,968,744	$35,249,548	$35,249,548
Certificates of deposit in other banks	—	—	248,000	248,000
Level 2 inputs
Loans held for sale	196,743	203,416	—	—
Federal Home Loan Bank stock	400,600	400,600	501,900	501,900
Bank-owned life insurance	11,622,667	11,622,667	8,307,075	8,307,075
Level 3 inputs
Loans receivable, net	159,120,418	162,443,898	169,904,425	175,838,162

Financial liabilities
Level 1 inputs
Advance payments by borrowers for taxes and insurance	769,000	769,000	906,854	906,854
Level 3 inputs
Deposits	260,116,875	261,490,896	281,014,802	281,981,886

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The fair value of outstanding loan commitments and unused lines of credit are considered to be the same as the contractual amounts, and are not included in the table above. These commitments generate fees that approximate those currently charged to originate similar commitments.

Note 15:	Defined Contribution Retirement Plan

The Bank maintains a retirement plan qualifying under section 401(k) of the Internal Revenue Code. The Plan covers all full-time employees with one year of service who have reached 18 years of age. The Bank contributes three percent of each participant’s eligible compensation to the Plan. The Bank may make elective deferrals as well, upon Board of Directors approval. During the years ended March 31, 2013 and 2012, the Bank recorded expense of $90,818 and $230,884, respectively, related the 401(k) Plan.

Note 16:	Employee Stock Ownership Plan

In connection with the conversion to stock form in October 2012, the Company established an Employee Stock Ownership Plan (ESOP) for the exclusive benefit of eligible employees. The ESOP borrowed funds from the Company in the amount of $2,962,400, which was sufficient to purchase 296,240 shares or 8% of the Common Stock issued in the offering. The shares were acquired at a price of $10.00 per share.

The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 20-year term of the loan with funds from the Bank’s contributions to the ESOP and dividends paid on the stock, if any. The interest rate on the ESOP loan is an adjustable rate equal to the lowest prime rate, as published in the Wall Street Journal. The interest rate will adjust annually and will be the prime rate on the first business day of the calendar year. The interest rate on the loan as of March 31, 2013 is 3.25%.

Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants. Participants will vest their accrued benefits under the employee stock ownership plan at a rate of 20% per year, such that the participants will be 100% vested upon completion of five years of credited service. Vesting is accelerated upon retirement, death, or disability of the participant, or a change in control of the Bank. Forfeitures will be reallocated to remaining plan participants. Benefits may be payable upon retirement, death, disability, separation of service, or termination of the ESOP.

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the fair market value of the shares as they are committed to be released from the unallocated suspense account to participants’ accounts. The shares allocated will then become outstanding shares for earnings per share computations. The ESOP compensation expense for the year ended March 31, 2013 was $171,292.

A summary of ESOP shares at March 31, 2013 is as follows:

Shares allocated to employees	14,812
Unearned shares	281,428

Total ESOP shares	296,240

Fair value of unearned shares	$3,866,821

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 17:	Condensed Financial Statements of Parent Company

Presented below are the condensed statement of financial condition as of March 31, 2013, and the related condensed statement of operations and condensed statement of cash flows for Hamilton Bancorp, Inc. for the year ended March 31, 2013. Hamilton Bancorp was incorporated on June 7, 2012.

Condensed Statement of Financial Condition

March 31, 2013
Assets
Cash and due from bank	$10,444,504
Investment securities available-for-sale	5,991,545
ESOP loan receivable	2,785,252
Investment in bank subsidiary	48,164,118
Other assets	50,192

Total Assets	$67,435,611

Liabilities	$—

Shareholder’ Equity:
Common stock, $.01 par value, 100,000,000 shares authorized. Issued: 3,703,000 shares at March 31, 2013	37,030
Additional paid-in-capital	35,554,350
Retained earnings	34,261,764
Unearned ESOP shares	(2,814,280)
Accumulated other comprehensive income	396,747

Total Shareholders’ Equity	67,435,611

Total Liabilities and Shareholders’ Equity	$67,435,611

Condensed Statement of Operations

March 31, 2013
Interest revenue
Interest on bank deposits	$1,672
Interest on investments	10,498
Interest on ESOP loan	44,260

Total interest revenue	56,430

Operating expenses	59,180

Loss before equity in net loss of bank subsidiary	(2,750)

Equity in net loss of bank subsidiary	(169,385)

Net loss	$(172,135)

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Condensed Statement of Cash Flows

March 31, 2013
Cash flows from operating activities:
Net loss	$(172,135)
Adjustments to reconcile net loss to net cash used by operating activities:
Equity in undistributed net loss of subsidiary	169,385
Accretion of discount on securities	(392)
Increase in other assets	(47,694)

Net cash provided (used) by operating activities	(50,836)

Cash flows from investing activities:
Investment in bank subsidiary	(16,300,000)
ESOP loan to bank	(2,962,400)
Principal collected on ESOP loan	177,148
Purchase of investment securities available-for-sale	(5,998,500)

Net cash provided (used) by investing activities	(25,083,752)

Cash flows from financing activities:
Proceeds from issuance of common stock (net of costs)	35,579,092

Net increase (decrease) in cash and cash equivalents	10,444,504
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$10,444,504

In October 2012, the company advanced $2,962,400 to the Employee Stock Ownership Plan, which was used to acquire 296,240 shares of common stock. The loan is secured by the shares purchased and is shown as Unearned ESOP shares in the consolidated statement of condition.

