Form 10-Q
period 2013-06-30
Hamilton Bancorp, Inc.
filed 2013-08-14
CIK 1551739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

3,703,000 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of August 14, 2013.

Hamilton Bancorp, Inc. and Subsidiary

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Financial Condition

June 30, 2013 and March 31, 2013

	June 30, 2013	March 31, 2013
	(Unaudited)	(Audited)
Assets
Assets
Cash and due from banks	$4,885,257	$3,468,481
Federal funds sold and Federal Home Loan Bank deposit	7,056,221	9,590,434
Interest-bearing deposits in other banks	15,348,052	20,909,829

Cash and cash equivalents	27,289,530	33,968,744
Investment securities available for sale	113,696,735	116,233,943
Federal Home Loan Bank stock, at cost	400,600	400,600
Loans held for sale	538,829	196,743
Loans, less allowance for loan losses of $2,230,468 and $2,071,224	160,876,329	159,120,418
Premises and equipment	2,397,750	2,460,832
Foreclosed real estate	755,659	755,659
Accrued interest receivable	886,458	861,412
Bank-owned life insurance	11,719,613	11,622,667
Deferred income taxes	1,917,787	854,922
Income taxes refundable	1,288,074	1,222,027
Goodwill and other intangible assets	2,865,765	2,876,765
Other assets	1,254,815	1,387,419

Total Assets	$325,887,944	$331,962,151

Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$16,274,678	$11,546,214
Interest-bearing deposits	241,272,724	248,570,661

Total deposits	257,547,402	260,116,875
Advances by borrowers for taxes and insurance	1,196,908	769,000
Other liabilities	1,435,256	3,640,665

Total liabilities	260,179,566	264,526,540

Commitments and contingencies	—	—

Shareholders’ Equity
Common stock, $.01 par value, 100,000,000 shares authorized. Issued: 3,703,000 shares at June 30, 2013 and March 31, 2013	37,030	37,030
Additional paid in capital	35,554,350	35,554,350
Retained earnings	34,279,351	34,261,764
Unearned ESOP shares	(2,814,280)	(2,814,280)
Accumulated other comprehensive income	(1,348,073)	396,747

Total shareholders’ equity	65,708,378	67,435,611

Total Liabilities and Shareholders’ Equity	$325,887,944	$331,962,151

The accompanying notes are an integral part of these financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

Three Months Ended June 30, 2013 and 2012

	Three Months Ended June 30,
	2013	2012

Interest revenue
Loans, including fees	$2,150,228	$2,361,454
U.S. government agency securities	118,883	76,315
Mortgage-backed securities	394,336	433,900
Federal funds sold and other bank deposits	11,635	15,391

Total interest revenue	2,675,082	2,887,060

Interest expense
Deposits	547,958	785,940

Net interest income	2,127,124	2,101,120
Provision for loan losses	304,000	58,000

Net interest income after provision for loan losses	1,823,124	2,043,120

Noninterest revenue
Service charges	67,782	52,282
Gain on sale of investment securities	95,516	51,212
Gain on sale of loans held for sale	3,512	6,468
Earnings on bank-owned life insurance	96,946	73,591
Other	1,228	1,252

Total noninterest revenue	264,984	184,805

Noninterest expenses
Salaries	817,826	693,979
Employee benefits	293,432	272,070
Occupancy	219,383	211,824
Advertising	73,901	103,141
Furniture and equipment	84,613	75,625
Data processing	151,901	135,476
Professional services	215,629	55,953
Deposit insurance premiums	59,990	77,211
Foreclosed real estate expense and losses	17,455	32,451
Other operating	202,438	250,002

Total noninterest expenses	2,136,568	1,907,732

Income (loss) before income taxes	(48,460)	320,193
Income tax expense (benefit)	(66,047)	97,000

Net income	$17,587	$223,193

Basic earnings per common share	$0.01	N/A
Diluted earnings per common share	$0.01	N/A

The accompanying notes are an integral part of these financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

Three Months Ended June 30, 2013 and 2012

	Three Months Ended June 30,
	2013	2012

Net income	$17,587	$223,193
Other comprehensive income:
Unrealized (loss) gain on investment securities available for sale	(2,712,168)	301,921
Reclassification adjustment for realized gain on investment securities available for sale included in net income	(95,516)	(51,212)

Total unrealized (loss) gain on investment securities available for sale	(2,807,684)	250,709
Income tax (benefit) expense relating to investment securities available for sale	(1,062,864)	98,892

Other comprehensive (loss) income	(1,744,820)	151,817

Total comprehensive (loss) income	$(1,727,233)	$375,010

The accompanying notes are an integral part of these financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three Months Ended June 30, 2013 and 2012

	Common stock	Additional paid-in capital	Retained earnings	Unearned ESOP shares	Accumulated other comprehensive income	Total shareholders’ equity

Balance March 31, 2012	$—	$—	$34,433,899	$—	$630,854	$35,064,753

Net income	—	—	223,193	—	—	223,193
Unrealized gain on available for sale securities, net of tax effect of $98,892	—	—	—	—	151,817	151,817

Balance June 30, 2012	$—	$—	$34,657,092	$—	$782,671	$35,439,763

Balance March 31, 2013	$37,030	$35,554,350	$34,261,764	$(2,814,280)	$396,747	$67,435,611

Net income	—	—	17,587	—	—	17,587
Unrealized loss on available for sale securities, net of tax effect of $(1,062,864)	—	—	—	—	(1,744,820)	(1,744,820)
Issuance of common stock	—	—	—	—	—	—
Acquisition of unearned ESOP shares	—	—	—	—	—	—
ESOP shares released for allocation	—	—	—	—	—	—

Balance June 30, 2013	$37,030	$35,554,350	$34,279,351	$(2,814,280)	$(1,348,073)	$65,708,378

The accompanying notes are an integral part of these financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended June 30, 2013 and 2012

	Three Months Ended June 30,
	2013	2012

Cash flows from operating activities
Interest received	$2,833,556	$3,161,798
Fees and commissions received	69,010	77,316
Interest paid	(553,449)	(807,509)
Cash paid to suppliers and employees	(2,064,860)	(1,909,494)
Cash paid for unsettled security	(2,047,537)	—
Origination of loans held for sale	(694,000)	(879,000)
Proceeds from sale of loans held for sale	355,426	885,468
Income taxes paid	—	—

Net cash (used) provided by operating activities	(2,101,854)	528,579

Cash flows from investing activities
Proceeds from maturities of certificates of deposit	—	248,000
Proceeds from sale of securities available for sale	3,608,148	4,077,986
Proceeds from maturing and called securities available for sale, including principal pay downs	5,693,018	16,094,226
Purchase of investment securities available for sale	(9,677,847)	(15,754,973)
Purchase of Federal Home Loan Bank stock	—	12,500
Loans made, net of principal repayments	(2,041,710)	3,750,191
Purchase of premises and equipment	(23,404)	(79,658)

Net cash (used) provided by investing activities	(2,441,795)	8,348,272

Cash flows from financing activities
Net increase (decrease) in
Deposits	(2,563,473)	(3,720,226)
Advances by borrowers for taxes and insurance	427,908	556,783

Net cash used by financing activities	(2,135,565)	(3,163,443)

Net (decrease) increase in cash and cash equivalents	(6,679,214)	5,713,408

Cash and cash equivalents at beginning of period	33,968,744	35,249,548

Cash and cash equivalents at end of period	$27,289,530	$40,962,956

The accompanying notes are an integral part of these financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

	Three Months Ended June 30,
	2013	2012

Reconciliation of net income to net cash provided (used) by operating activities
Net income	$17,587	$223,193
Adjustments to reconcile net income to net cash provided (used) by operating activities
Amortization of premiums on securities	201,721	228,631
Gain on sale of investment securities	(95,516)	(51,212)
Loan premium amortization	5,750	5,750
Deposit premium amortization	(6,000)	(16,000)
Core deposit intangible asset amortization	11,000	13,749
Premises and equipment depreciation and amortization	86,486	85,282
Provision for loan losses	304,000	58,000
Decrease (increase) in
Accrued interest receivable	(25,046)	29,534
Loans held for sale	(342,086)	—
Cash surrender value of life insurance	(96,946)	(73,590)
Income taxes refundable	(66,047)	—
Other assets	132,603	(94,018)
Increase (decrease) in
Accrued interest payable	509	(2,687)
Income taxes payable	—	97,000
Deferred loan origination fees	(23,951)	31,625
Other liabilities	(2,205,918)	(6,678)

Net cash provided by operating activities	$(2,101,854)	$528,579

Noncash investing activity
Real estate acquired through foreclosure	$—	$427,988

The accompanying notes are an integral part of these financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2013

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation

Hamilton Bancorp, Inc. (the “Company”) was incorporated on June 7, 2012 to serve as the stock holding company for Hamilton Bank (the “Bank”), a federally chartered savings bank. On October 10, 2012, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a mutual savings bank to a stock savings bank and became the wholly owned subsidiary of the Company. The conversion was accomplished through the sale and issuance of 3,703,000 shares of common stock at a price of $10.00 per share, through which the Company received proceeds of approximately $35,580,000, net of offering expenses of approximately $1,450,000. In connection with the conversion, the Bank’s Board of Directors adopted an employee stock ownership plan (the “ESOP”) which subscribed for 8.0% of shares sold in the offering, or 296,240 shares. Accordingly, the reported results for the three months ended June 30, 2013 relate to the consolidated holding company and the results for the three months ended June 30, 2012 relate solely to the operations of the Bank.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. We derived the balances as of March 31, 2013 from audited financial statements. Operating results for the three months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014, or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013. Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation.

Nature of Operations

The Bank provides a full range of banking services to individuals and businesses through its main office and five branches in the Baltimore metropolitan area. Its primary deposit products are certificates of deposit and demand, savings, NOW, and money market accounts. Its primary lending products are real estate mortgages and commercial business loans

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Principles of Consolidation

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

Subsequent Events

Management has evaluated events and transactions subsequent to June 30, 2013 through August 14, 2013, the date these financial statements were issued. The Bank closed its Belmar branch in Baltimore City on August 2, 2013. Management felt it made sense to close the Belmar branch due to its close proximity to one of the Bank’s other four branch locations. The Bank owns both the land and building and has the property listed for sale. The property is expected to be sold at a small gain based upon the current book value of the property. There were no other significant subsequent events that would affect the presentation of the financial statements.

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

ASU 2012-02, Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 gives entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 became effective on January 1, 2013, and did not have a significant impact on our financial statements.

ASU 2012-06, Business Combinations (Topic 805) – Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force). ASU 2012-06 clarifies the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. Under ASU 2012-06, when a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and, subsequently, a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). ASU 2012-06 became effective on January 1, 2013, and did not have a significant impact on our financial statements.

ASU 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive income. ASU 2013-02 amends recent guidance related to the reporting of comprehensive income to enhance the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 became effective on January 1, 2013, and did not have a significant impact on our financial statements.

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

Both the basic and diluted earnings per share for the three months ended June 30, 2013 are summarized below:

Three Months ended June 30, 2013

Net income	$17,587
Average common shares outstanding	3,421,572
Income per common share - basic and diluted	$0.01

Note 4:	Goodwill and Other Intangible Assets

On December 4, 2009, the Bank acquired a branch office in Pasadena, Maryland from K Bank. The Bank paid premiums of $653,000 and $92,000 for the certificates of deposit and loans that were acquired, respectively. The premiums are being amortized over four years, which is the estimated lives of the certificates and loans. The Bank also purchased $757,432 of premises and equipment, which includes the building, land, and equipment. In addition, the Bank recorded goodwill totaling $2,664,432 and identifiable intangibles (core deposit intangible) totaling $434,000. The goodwill is deductible for tax purposes. We evaluate goodwill and other intangible assets for impairment on an annual basis.

The activity in goodwill and acquired intangible assets related to the branch purchase is as follows:

	Goodwill	Core deposit intangible

Balance March 31, 2012	$2,664,432	$263,666
Acquired during the period ended	—	—
Amortization	—	(13,749)

Balance June 30, 2012	$2,664,432	$249,917

	Goodwill	Core deposit intangible
Balance March 31, 2013	$2,664,432	$212,333

Acquired during the period ended	—	—
Amortization	—	(11,000)

Balance June 30, 2013	$2,664,432	$201,333

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 5:	Investment Securities Available for Sale

The amortized cost and fair value of securities at June 30, 2013 and March 31, 2013, are summarized as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2013

U.S. government agency	$26,565,433	$45,091	$1,045,958	$25,564,566
Mortgage-backed	89,276,460	465,803	1,619,544	88,122,719

	115,841,893	510,894	2,665,502	113,687,285
FHLMC stock	6,681	2,769	—	9,450

	$115,848,574	$513,663	$2,665,502	$113,696,735

March 31, 2013

U.S. government agency	$27,075,038	$66,149	$111,939	$27,029,248
Mortgage-backed	88,496,379	1,015,105	311,549	89,199,935

	115,571,417	1,081,254	423,488	116,229,183
FHLMC stock	6,681	—	1,921	4,760

	$115,578,098	$1,081,254	$425,409	$116,233,943

Proceeds from sales of investment securities were $3,608,148 and $4,077,986 during the three months ended June 30, 2013 and 2012, respectively, with gains of $95,516 and no losses for the three months ended June 30, 2013 and gains of $51,212 and no losses for the three months ended June 30, 2012.

As of June 30, 2013, the Company had no pledged securities.

As of June 30, 2013 and March 31, 2013, all mortgage-backed securities are backed by U.S. Government- Sponsored Enterprises (GSE’s).

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2013 and March 31, 2013 follow. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available for Sale
	June 30, 2013		March 31, 2013
	Amortized cost	Fair value	Amortized cost	Fair value

Maturing
Within one year	$1,002,569	$1,012,378	$1,505,451	$1,520,815
Over one to five years	8,566,776	8,533,318	6,575,873	6,620,671
Over five to ten years	11,999,756	11,350,310	11,999,256	11,938,889
Over ten years	4,996,332	4,668,560	6,994,458	6,948,873
Mortgage-backed, in monthly installments	89,276,460	88,122,719	88,496,379	89,199,935

	$115,841,893	$113,687,285	$115,571,417	$116,229,183

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following table presents the Company’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position at June 30, 2013 and March 31, 2013.

	Less than 12 months		12 months or longer		Total
	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value
June 30, 2013

U.S. government agency obligations	$1,045,958	$22,950,131	$—	$—	$1,045,958	$22,950,131
Mortgage-backed	1,511,309	58,805,352	108,235	4,868,462	1,619,544	63,673,814
FHLMC stock	—	—	—	—	—	—

	$2,557,267	$81,755,483	$108,235	$4,868,462	$2,665,502	$86,623,945

March 31, 2013

U.S. government agency obligations	$111,939	$18,881,775	$—	$—	$111,939	$18,881,775
Mortgage-backed	298,271	35,541,939	13,278	3,373,491	311,549	38,915,430
FHLMC stock	—	—	1,921	4,760	1,921	4,760

	$410,210	$54,423,714	$15,199	$3,378,251	$425,409	$57,801,965

The unrealized losses on debt securities are considered temporary because the impairment in value is caused by fluctuation in the current interest rate market. These securities are expected to be redeemed at par at maturity.

Note 6:	Loans Receivable and Allowance for Loan Losses

Loans receivable consist of the following at June 30, 2013 and March 31, 2013:

	June 30, 2013	March 31, 2013
Real estate loans
One-to four-family
Residential	$62,057,206	$63,912,507
Investor (1)	15,494,299	15,825,857
Commercial	40,739,963	36,238,661
Construction	4,866,401	3,508,125

	123,157,869	119,485,150
Commercial	25,809,297	26,936,644
Home equity loans	13,068,752	13,727,266
Consumer	1,132,866	1,122,770

Total Loans	163,168,784	161,271,830
Premium on loans purchased	9,584	15,334
Net deferred loan origination fees and costs	(71,571)	(95,522)
Allowance for loan losses	(2,230,468)	(2,071,224)

	$160,876,329	$159,120,418

(1)	“Investor” loans are residential mortgage loans secured by non-owner occupied one- to four-family properties

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

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

The following tables set forth for the three months ended June 30, 2013 and 2012 and for the year ended March 31, 2013, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology. The loan portfolio is segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments. There were no recoveries during the year ended March 31, 2013.

						Allowance		Loan Balance
Three months ended: June 30, 2013	Allowance 3/31/2013	Provision for loan losses	Charge offs	Recoveries	Allowance 6/30/2013	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment

Real estate loans
One-to four-family	$372,390	$30,205	$29,538	$24,280	$397,337	$64,186	$333,151	$1,632,587	$75,918,918
Commercial	613,047	(87,990)	—	—	525,057	—	525,057	4,777,142	35,962,821
Construction	417,311	44,672	—	—	461,983	413,087	48,896	3,544,902	1,321,499
Commercial	635,840	318,896	139,498	—	815,238	114,036	701,202	2,815,899	22,993,398
Home equity loans	31,484	(3,464)	—	—	28,020	—	28,020	21,280	13,047,472
Consumer	1,152	1,681	—	—	2,833	—	2,833	—	1,132,866
Unallocated	—	—	—	—	—	—	—	—	—

	$2,071,224	$304,000	$169,036	$24,280	$2,230,468	$591,309	$1,639,159	$12,791,810	$150,376,974

						Allowance		Loan Balance
Three months ended: June 30, 2012	Allowance 3/31/2012	Provision for loan losses	Charge offs	Recoveries	Allowance 6/30/2012	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment

Real estate loans
One-to four-family	$342,905	$29,408	$73,431	$—	$298,882	$71,034	$227,848	$1,313,221	$90,349,628
Commercial	879,698	152,169	488,772	—	543,095	—	543,095	1,641,343	29,017,144
Construction	1,047,658	(293,586)	337,076	—	416,996	416,996	—	3,287,610	—
Commercial	1,231,723	170,237	592,963	—	808,997	200,000	608,997	1,361,501	23,989,821
Home equity loans	41,829	2,085	5,330	—	38,584	—	38,584	—	15,732,244
Consumer	270	5,968	6,038	—	200	—	200	—	1,144,350
Unallocated	8,281	(8,281)	—	—	—	—	—	—	—

	$3,552,364	$58,000	$1,503,610	$—	$2,106,754	$688,030	$1,418,724	$7,603,675	$160,233,187

						Allowance		Loan Balance
Year ended March 31, 2013	Allowance 3/31/2012	Provision for loan losses	Charge offs	Recoveries	Allowance 3/31/2013	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment

Real estate loans
One-to four-family	$342,905	$284,263	$254,778	$—	$372,390	$66,504	$305,886	$1,795,014	$77,943,350
Commercial	879,698	434,621	701,272	—	613,047	—	613,047	4,806,293	31,432,368
Construction	1,047,658	(293,270)	337,077	—	417,311	417,311	—	3,508,125	—
Commercial	1,231,723	1,308,430	1,904,313	—	635,840	24,770	611,070	2,993,490	23,943,154
Home equity loans	41,829	(5,015)	5,330	—	31,484	—	31,484	21,874	13,705,392
Consumer	270	9,227	8,345	—	1,152	—	1,152	—	1,122,770
Unallocated	8,281	(8,281)	—	—	—	—	—	—	—

	$3,552,364	$1,729,975	$3,211,115	$—	$2,071,224	$508,585	$1,562,639	$13,124,796	$148,147,034

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Past due loans, segregated by age and class of loans, as of June 30, 2013 and March 31, 2013, were as follows. There were no loans ninety days or more past due and accruing interest at June 30, 2013, and March 31, 2013.

	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90 or more days past due	Total past due loans	Current loans	Totals loans	Accruing loans 90 or more days past due	Nonaccrual loans	Nonaccrual interest not accrued
June 30, 2013

Real estate loans
One-to four-family	$215,283	$75,602	$602,033	$892,918	$76,658,587	$77,551,505	$—	$602,033	$58,939
Commercial	—	—	1,385,566	1,385,566	39,354,397	40,739,963	—	1,385,566	181,146
Construction	—	—	1,003,314	1,003,314	3,863,087	4,866,401	—	1,003,314	134,966
Commercial	2,466,261	89,675	397,167	2,953,103	22,856,194	25,809,297	—	1,137,390	17,484
Home equity loans	80,661	—	36,891	117,552	12,951,200	13,068,752	—	36,891	1,853
Consumer	—	—	—	—	1,132,866	1,132,866	—	—	—

	$2,762,205	$165,277	$3,424,971	$6,352,453	$156,816,331	$163,168,784	$—	$4,165,194	$394,388

March 31, 2013

Real estate loans
One-to four-family	$756,123	$179,316	$1,371,429	$2,306,868	$77,431,496	$79,738,364	$—	$1,377,827	$159,594
Commercial	—	—	1,406,421	1,406,421	34,832,240	36,238,661	—	1,406,421	167,519
Construction	—	—	1,003,314	1,003,314	2,504,811	3,508,125	—	1,003,314	111,950
Commercial	1,865,563	—	319,167	2,184,730	24,751,914	26,936,644	—	1,307,290	21,643
Home equity loans	63,106	—	36,891	99,997	13,627,269	13,727,266	—	36,891	1,302
Consumer	—	—	—	—	1,122,770	1,122,770	—	—	—

	$2,684,792	$179,316	$4,137,222	$7,001,330	$154,270,500	$161,271,830	$—	$5,131,743	$462,008

Impaired Loans as of and for the three months ended June 30, 2013 and the year ended March 31, 2013 were as follows:

	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance	Average recorded investment	Interest recognized
June 30, 2013

Real estate loans
One-to four-family	$1,711,311	$736,189	$896,398	$1,632,587	$64,186	$1,637,761	$15,321
Commercial	5,490,245	4,777,142	—	4,777,142	—	4,793,824	85,980
Construction	3,890,504	1,003,314	2,541,588	3,544,902	413,087	3,544,902	43,440
Commercial	3,226,605	2,105,827	710,072	2,815,899	114,036	2,953,168	35,604
Home equity loans	21,941	21,280	—	21,280	—	21,369	104
Consumer	—	—	—	—	—	—	—

	$14,340,606	$8,643,752	$4,148,058	$12,791,810	$591,309	$12,951,024	$180,449

March 31, 2013

Real estate loans
One-to four-family	$2,766,726	$1,373,947	$900,717	$2,274,664	$66,504	$2,476,899	$78,717
Commercial	5,498,540	4,806,293	—	4,806,293	—	5,045,501	237,838
Construction	3,853,728	1,003,314	2,504,811	3,508,125	417,311	3,462,305	168,173
Commercial	3,586,694	2,783,250	210,240	2,993,490	24,770	3,231,026	124,040
Home equity loans	22,554	21,874	—	21,874	—	24,166	425
Consumer	—	—	—	—	—	—	—

	$15,728,242	$9,988,678	$3,615,768	$13,604,446	$508,585	$14,239,897	$609,193

HAMILTON BANCORP, INC AND SUBSIDIARY

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

Foreclosed real estate will be treated as a classifiable asset. Generally, foreclosed real estate will be classified as substandard, except if the property is subject to an agreement of sale or if the asset is generating sufficient income. An appraisal may be performed on the asset to estimate its value. When the property is transferred to foreclosed real estate, a sufficient amount will be charged off against the allowance for loan losses in order to account for the property at its fair value.

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following tables present the June 30, 2013 and March 31, 2013, balances of classified loans based on the risk grade. Classified loans include Special Mention, Substandard, and Doubtful loans.

	Special mention	Substandard	Doubtful	Total
June 30, 2013

Real estate loans
One-to four-family	$1,643,731	$677,635	$—	$2,321,366
Commercial	—	4,777,142	—	4,777,142
Construction	—	3,544,901	—	3,544,901
Commercial	1,208,704	2,815,899	—	4,024,603
Home equity loans	21,280	36,891	—	58,171
Consumer	—	—	—	—

	$2,873,715	$11,852,468	$—	$14,726,183

March 31, 2013

Real estate loans
One-to four-family	$1,767,930	$1,371,429	$—	$3,139,359
Commercial	—	4,806,293	—	4,806,293
Construction	—	3,508,125	—	3,508,125
Commercial	1,220,111	2,993,490	—	4,213,601
Home equity loans	51,659	36,891	—	88,550
Consumer	—	—	—	—

	$3,039,700	$12,716,228	$—	$15,755,928

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

A summary of TDRs at June 30, 2013 and March 31, 2013 follows:

	Number of contracts	Performing	Nonperforming	Total
June 30, 2013

Real estate loans
One-to four-family	5	$1,428,448	$77,062	$1,505,510
Commercial	—	—	—	—
Construction	—	—	—	—
Commercial	3	—	1,149,065	1,149,065
Home equity loans	1	21,280	—	21,280
Consumer	—	—	—	—

	9	$1,449,728	$1,226,127	$2,675,855

March 31, 2013

Real estate loans
One-to four-family	4	$1,436,343	$6,630	$1,442,973
Commercial	—	—	—	—
Construction	—	—	—	—
Commercial	3	—	1,177,788	1,177,788
Home equity loans	1	21,874	—	21,874
Consumer	—	—	—	—

	8	$1,458,217	$1,184,418	$2,642,635

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following table presents the number of contracts and the dollar amount of TDR’s that were added during the three month period ended June 30, 2013. The amount shown reflects the outstanding loan balance at the time of the modification.

Three months ended June 30, 2013	Number of contracts	Outstanding recorded investment

Real estate loans
One-to four-family	1	$72,104
Commercial	0	—
Construction	0	—
Commercial	0	—
Home equity loans	0	—
Consumer	0	—

	1	$72,104

The following table presents loans that were modified as TDRs within the previous 12 months and have subsequently defaulted in the three months ended June 30, 2013 and 2012. Payment default under a TDR is defined as any TDR that is 90 or more days past due since the loan was modified.

	Three months ended June 30,
	2013		2012
TDR Loan Classification	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial	1	$319,167	0	$—

The recorded investment of the commercial TDR loan is of June 30, 2013 reflects a partial charge-off of $47,060 recorded during the quarter ended March 31, 2013.

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

The Bank had the following outstanding commitments and unused lines of credit as of June 30, 2013 and March 31, 2013:

	June 30, 2013	March 31, 2013

Unused commercial lines of credit	$6,733,851	$8,161,901
Unused home equity lines of credit	17,158,215	17,346,101
Mortgage loan commitments	355,000	837,000
Home equity loan commitments	—	132,500
Construction loan commitments	775,226	240,875
Commercial loan commitments	4,092,000	7,710,000

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 7:	Regulatory Capital Ratios

The Office of the Comptroller of the Currency has adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. The capital ratios and minimum capital requirements of the Bank at June 30, 2013 and March 31, 2013 were as follows:

	Actual		Minimum capital requirement		To be well capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2013

Total risk-based capital (to risk-weighted assets)	$47,115	26.54%	$14,204	8.00%	$17,754	10.00%
Tier 1 capital (to risk-weighted assets)	44,895	25.29%	7,102	4.00%	10,653	6.00%
Tier 1 capital (to adjusted total assets)	44,895	14.33%	12,535	4.00%	15,669	5.00%

March 31, 2013

Total risk-based capital (to risk-weighted assets)	$46,956	26.70%	$14,068	8.00%	$17,586	10.00%
Tier 1 capital (to risk-weighted assets)	44,885	25.52%	7,034	4.00%	10,551	6.00%
Tier 1 capital (to adjusted total assets)	44,885	14.13%	12,707	4.00%	15,884	5.00%

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

In its regulatory report filed as of June 30, 2013, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. Management is not aware of any events that would have caused this classification to change. Management has no plans that should change the classification of the capital adequacy.

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Fair value measurements on a recurring basis

Securities available for sale – If quoted prices are available in an active market for identical assets, securities are classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. As of June 30, 2013 and March 31, 2013, the Bank has categorized its investment securities available for sale as follows:

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total

June 30, 2013

U.S. government agency	$—	$25,564,566	$—	$25,564,566
Mortgage-backed	—	88,122,719	—	88,122,719
FHLMC stock	9,450	—	—	9,450

Total investment securities available for sale	$9,450	$113,687,285	$—	$113,696,735

March 31, 2013

U.S. government agency	$—	$27,029,248	$—	$27,029,248
Mortgage-backed	—	89,199,935	—	89,199,935
FHLMC stock	4,760	—	—	4,760

Total investment securities available for sale	$4,760	$116,229,183	$—	$116,233,943

Fair value measurements on a nonrecurring basis

Impaired Loans – The Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of June 30, 2013 and March 31, 2013, the fair values consist of loan balances of $12,791,810 and $13,604,446 that have been written down by $591,309 and $508,585, respectively, as a result of specific loan loss allowances.

Foreclosed real estate – The Bank’s foreclosed real estate is measured at fair value less estimated cost to sell. As of June 30, 2013 and March 31, 2013, the fair value of foreclosed real estate was estimated to be $755,659. Fair value was determined based on offers and/or appraisals. Cost to sell the assets was based on standard market factors. The Company has categorized its foreclosed assets as Level 3.

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total
June 30, 2013

Impaired loans	$—	$—	$12,200,501	$12,200,501
Foreclosed real estate	—	—	755,659	755,659

Total impaired loans and foreclosed real estate	$—	$—	$12,956,160	$12,956,160

March 31, 2013

Impaired loans	$—	$—	$13,095,861	$13,095,861
Foreclosed real estate	—	—	755,659	755,659

Total impaired loans and foreclosed real estate	$—	$—	$13,851,520	$13,851,520

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following table reconciles the beginning and ending balance of foreclosed real estate, which is measured on a nonrecurring basis using significant unobservable, level 3, inputs:

Balance, March 31, 2013	$755,659
Transfer to foreclosed real estate	—
Proceeds from sale of foreclosed real estate	—
Loss on sale of foreclosed real estate	—

Balance, June 30, 2013	$755,659

The remaining financial assets and liabilities are not reported on the balance sheets at fair value on a recurring basis. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	June 30, 2013		March 31, 2013
	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets
Level 1 inputs:
Cash and cash equivalents	$27,289,530	$27,289,530	$33,968,744	$33,968,744

Level 2 inputs:
Loans held for sale	538,829	554,756	196,743	203,416
Federal Home Loan Bank stock	400,600	400,600	400,600	400,600
Bank-owned life insurance	11,719,613	11,719,613	11,622,667	11,622,667

Level 3 inputs:
Loans receivable, net	160,876,329	163,688,923	159,120,418	162,443,898

Financial liabilities
Level 1 inputs:
Advance payments by borrowers for taxes and insurance	1,196,908	1,196,908	769,000	769,000

Level 3 inputs:
Deposits	257,547,402	258,812,260	260,116,875	261,490,896

The fair values of cash and cash equivalents and advance payment by borrowers for taxes and insurance are estimated to equal the carrying amount. These are Level 1 inputs.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance, and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government, legislative and regulatory changes, the quality and composition of the loan and investment securities portfolio, loan demand, deposit flows, competition, and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in item 1A of Hamilton Bancorp, Inc.’s Annual Report on Form 10-K filed June 28, 2013 with the Securities and Exchange Commission under the section titled “Risk Factors”. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

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

Comparison of Financial Condition at June 30, 2013 and March 31, 2013

Assets. Total assets decreased $6.1 million, or 1.8%, to $325.9 million at June 30, 2013 from $332.0 million at March 31, 2013. The decrease was primarily the result of a $6.7 million decrease in cash and cash equivalents and a $2.5 million decrease in total securities, partially offset by a $1.8 million increase in net loans receivable and a $1.1 million increase in deferred income taxes due to the recent increase in interest rates and its impact on unrealized gains and losses within the investment portfolio.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $6.7 million, or 19.7%, to $27.3 million at June 30, 2013 from $34.0 at March 31, 2013. The decrease in cash and cash equivalents is largely due to a $2.6 million decrease in overall deposit balances, as well as a $1.8 million increase in net loans receivable.

Securities. Total securities decreased $2.5 million, or 2.2%, to $113.7 million at June 30, 2013, as U.S. government agency securities decreased $1.5 million and mortgage-backed securities decreased $1.1 million. The decrease in securities is due to the sale of two mortgage backed securities with proceeds of $3.5 million and $96,000 in gains with no losses on the sales. The remaining decrease was caused by $500,000 of securities having matured, $5.2 million in principal repayments and a $2.8 million decrease in the fair value of securities resulting from the recent increase in interest rates. The decreases were partially offset by the purchase of $11.6 million in mortgage backed securities and collaterized mortgage obligations during the quarter ended June 30, 2013.

Loans. Net loans receivable increased by $1.8 million, or 1.1%, to $160.9 million at June 30, 2013 from $159.1 million at March 31, 2013. The increase in loans receivable for the three month period ended June 30, 2013 was primarily due to an increase of $4.5 million, or 12.4%, in commercial real estate loans and a $1.4 million increase, or 38.7%, in construction loans. These increases were offset by a $2.2 million, or 2.7%, decrease in total residential mortgage loans, a $1.1 million, or 4.2%, decrease in commercial business loan and a $659,000, or 4.8%, decrease in home equity loans and lines of credit. The increase in commercial real estate and construction loans reflects the settlement of several large loans and the Company’s continued focus on originating these types of loans. The decrease in residential mortgage loans was primarily due to normal principal reductions, prepayments, pay offs and the sale of newly originated residential mortgages in the secondary market.

Deposits. Total deposits decreased $2.6 million, or 1.0%, to $257.5 million at June 30, 2013 from $260.1 million at March 31, 2013. The decrease is attributable to our on-going efforts to reduce the Bank’s reliance on certificates of deposit as a funding source. We continued to allow higher costing certificates of deposit to runoff at maturity during the first three months of fiscal 2014, as we focused on increasing the level of core deposits. During the three month period ended June 30, 2013, certificates of deposit decreased $9.0 million, or 4.6%, to $187.0 million, while money market accounts increased $310,000 or 1.1%, to $28.5 million. NOW accounts increased $1.2 million or 13.7%, to $10.1 million, while non-interest bearing deposits increased $4.7 million, or 41.0%, to $16.3 million and statement savings accounts increased $709,000, or 4.7%, to $15.7 million at June 30, 2013 from $15.0 million at March 31, 2013.

Borrowings. We had no borrowings outstanding at June 30, 2013 or March 31, 2013.

Equity. Total equity decreased $1.7 million, or 2.6%, to $65.7 million at June 30, 2013 from $67.4 million at March 31, 2013. The decrease is primarily attributable to a $1.7 million decrease in accumulated other comprehensive income resulting from decreased market value in the investment portfolio due to higher market interest rates. The decrease was slightly offset by net income of $18,000 for the three months ended June 30, 2013.

Comparison of Asset Quality at June 30, 2013 and March 31, 2013

Our non-performing assets decreased $967,000 to $4.9 million at June 30, 2013 from $5.9 million at March 31, 2013. Our non-performing loans decreased from $5.1 million at March 31, 2013, to $4.2 million at June 30, 2013. The decline in non-performing loans for the quarter ended June 30, 2013 was a result of $704,000 in nonperforming loans paid in full, $91,000 in non-performing loans that were brought current by customer payments and the charge off of $169,000 in nonperforming loans. The charge-offs consisted of $139,000 associated with two commercial equipment loans to the same borrower and $30,000 for one residential mortgage loan sold through a short sale.

The provision for loan losses totaled $304,000 for the quarter ended June 30, 2013 compared to a provision for loan losses of $58,000 for the first quarter of fiscal 2013. The increased provision was primarily related to charge offs totaling $169,000 and $115,000 in specific reserves established for one commercial business loan.

The allowance for loan and lease losses at June 30, 2013 totaled $2.2 million, or 1.37% of total loans, compared to $2.1 million at March 31, 2013, or 1.28% of total loans. The $159,000 increase in the allowance for loan losses was primarily the result of the $304,000 provision for loan losses, partially offset by the $145,000 in net charge-off of loans for the three months ending June 30, 2013.

Results of Operations for the Three Months Ended June 30, 2013 and 2012 (unaudited)

General. Net income decreased $206,000, or 92.1%, to $18,000 for the three months ended June 30, 2013 compared to $223,000 for the three months ended June 30, 2012. The decrease resulted primarily from a $246,000 increase in the provision for loan losses and a $229,000 increase in noninterest expense, partially offset by a $26,000 increase in net interest income, an $80,000 increase in noninterest revenue and a $163,000 decrease in income taxes.

Net Interest Income. Net interest income increased $26,000, or 1.2%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The increase in net interest income primarily resulted from a decrease of $238,000 in interest expense, partially offset by a decrease of $212,000 in interest and dividend income. The decrease in interest income was primarily driven by declining market interest rates and the accelerated amortization of premiums on mortgage-backed securities during the three months ended June 30, 2013. During fiscal 2014, the average cost of deposits (the Bank’s only interest-bearing liabilities), in particular certificates of deposit, declined slower than the average yield earned on our interest-earning assets. As a result, our interest rate spread for the three months ended June 30, 2013 declined 11 basis points to 2.59% when compared to the three month period ended June 30, 2012. Although our interest-earning assets increased by $9.2 million, or 3.1%, our interest income did not increase because more of these assets were in lower yielding interest-earning assets when compared to the period ended June 30, 2012. The decrease in interest income was offset by lower interest expense associated with lower interest bearing deposits and lower cost of funds, which had a positive impact on net interest income.

Interest and Dividend Income. Interest and dividend income decreased $212,000 to $2.7 million for the three months ended June 30, 2013 from $2.9 million for the three months ended June 30, 2012. The decrease resulted primarily from a $211,000 decrease in interest income on loans and a $4,000 decrease in interest income on federal funds sold and other bank deposits, partially offset by an increase of $3,000 in interest income on U.S. government agency and mortgage-backed securities.

Interest income on loans decreased $211,000, or 8.9%, to $2.2 million for the three months ended June 30, 2013 from $2.4 million for the three months ended June 30, 2012. The decrease resulted from a 23 basis point decrease in the average yield to 5.39% for the three months ended June 30, 2013 from 5.62% for the three months ended June 30, 2012, reflecting decreases in market interest rates for loan products. The decrease was also due in part to an $8.3 million, or 4.9%, decrease in the average balance of loans, net, to $159.7 million for the three months ended June 30, 2013 from $168.0 million for the three months ended June 30, 2012.

Interest and dividend income on total securities increased $3,000 to $513,000 for the three months ended June 30, 2013 from $510,000 for the three months ended June 30, 2012. The increase resulted from a $43,000 increase in interest income on U.S. government agency securities and a $40,000 decrease in interest income on mortgage-backed securities. The increase in interest income on U.S. government agency securities was primarily due to a $9.0 million increase in the average balance of U.S. government agency securities to $27.1 million and an 8 basis point increase in the average yield to 1.76% for the period ended June 30, 2013 compared to the same period last year. The decrease in interest income from mortgage-backed securities was primarily due to a 54 basis point decrease in the average yield on mortgage-backed securities to 1.71%, partially offset by a $14.8 million increase in the average balance of mortgage-backed securities to $92.0 million.

Interest income associated with federal funds sold and other bank deposits decreased $4,000, or 24.4%, to $12,000 for the three months ended June 30, 2013 from $15,000 for the three months ended June 30, 2012. The decrease is primarily attributable to the average balance of federal funds sold and other bank deposits decreasing $6.3 million, or 18.3%, to $28.2 million for the three months ended June 30, 2013 from $34.6 million for the three months ended June 30, 2012.

Interest Expense. Interest expense, consisting entirely of the cost of interest-bearing deposits, decreased $238,000, or 30.2%, to $548,000 for the three months ended June 30, 2013 from $785,000 for the three months ended June 30, 2012. The decrease in the cost of interest-bearing deposits was due to a decrease of 28 basis points in the average rate paid on interest-bearing deposits to 0.90% for the three months ended June 30, 2013 from 1.18% for the three months ended June 30, 2012. The decrease in interest expense was also due to a $20.9 million, or 7.9%, decrease in the average balance of interest-bearing deposits to $244.7 million for the three months ended June 30, 2013 from $265.7 million for the three months ended June 30, 2012. The decline in the average balance of interest-bearing deposits was primarily due to our strategy to allow higher costing certificates of deposit to runoff at maturity and gradually replace them with lower-cost core deposits. The balance of certificates of deposit decreased $27.0 million to $187.0 million at June 30, 2013 from $214.0 million at June 30, 2012.

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

	Three Months Ended June 30,
	(dollars in thousands)
	2013			2012
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Assets:
Cash and cash equivalents	$28,231	$12	0.17%	$34,572	$15	0.17%
Investment securities (2)	27,081	119	1.76%	18,095	76	1.68%
Mortgage-backed securities	91,965	394	1.71%	77,136	434	2.25%
Loans receivable, net (1)	159,699	2,150	5.39%	167,995	2,362	5.62%

Total interest-earning assets	306,976	2,675	3.49%	297,798	2,887	3.88%
Noninterest-earning assets	22,556			18,181

Total assets	$329,532			$315,979

Liabilities and Shareholders’ Equity:
Certificates of deposit	$191,415	$537	1.12%	$216,553	$749	1.38%
Money Market	28,404	8	0.11%	26,425	28	0.42%
Statement savings	15,209	2	0.05%	15,204	8	0.21%
NOW accounts	9,704	1	0.04%	7,484	1	0.05%

Total interest-bearing deposits	244,732	548	0.90%	265,666	786	1.18%
Other interest-bearing liabilities	—	—	0.00%	—	—	0.00%

Total interest-bearing liabilities	244,732	548	0.90%	265,666	786	1.18%

Noninterest-bearing deposits	14,177			11,948
Other noninterest-bearing liabilities	3,116			2,820

Total liabilities	262,025			280,434
Total shareholders’ equity	67,507			35,545

Total liabilities and shareholders’ equity	$329,532			$315,979

Net interest income		$2,127			$2,101

Net interest rate spread (3)			2.59%			2.70%

Net interest-earning assets (4)	$62,244			$32,132

Net interest margin (5)			2.77%			2.82%

Average interest-earning assets to average interest-bearing liabilities	125.43%			112.09%

(1)	Loans on non-accrual status are included in average loans carrying a zero yield.
(2)	Includes U.S agency securities, and to a much lesser extent, FHLMC debt securities and Federal Home Loan Bank equity securities.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. We recorded a $304,000 provision for loan losses for the three months ended June 30, 2013 compared to a $58,000 provision for loan loss for the three months ended June 30, 2012. The allowance for loan losses was $2.2 million, or 53.5% of non-performing loans at June 30, 2013 compared to $2.1 million, or 42.1% of non-performing loans at June 30, 2012. The increased provision for the first quarter of fiscal 2014 reflects management’s view of the losses inherent in the loan portfolio. During the three months ended June 30, 2013, loan charge offs totaled $169,000 with recoveries of $24,000, compared to $1.5 million in charge offs and no recoveries during the three months ended June 30, 2012. During the three months ended June 30, 2012, most of the $1.5 million in charge offs were already established as of March 31, 2012 in the allowance for loan losses as specific reserves and thus had no impact on the provision for loan losses during that quarter. During fiscal year 2014 we will continue our emphasis in growing commercial real estate and commercial business loans, which are generally considered to bear higher risk than one-to four-family mortgage loans and could contribute to higher provisions going forward.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended
	June 30,
	2013	2012
	(dollars in thousands)

Allowance for loan losses at beginning of period	$2,071	$3,552
Charge-offs:
Real estate loans:
One-to four-family	30	73
Commercial	—	489
Construction	—	337
Commercial	139	593
Home equity	—	5
Consumer	—	6

Total charge-offs	169	1,503
Recoveries	24	—

Net charge-offs	145	1,503
Provision for loan losses	304	58

Allowance for loan losses at end of period	$2,230	$2,107

Allowance for loan losses to non-performing loans	53.54%	42.07%

Allowance for loan losses to total loans outstanding at the end of the period	1.37%	1.26%

Net charge-offs to average loans outstanding during the period (not annualized)	0.09%	0.89%

Noninterest Income. Noninterest income increased $80,000 to $265,000 for the three months ended June 30, 2013, compared to $185,000 for the three months ended June 30, 2012. The increase was primarily attributable to an increase of $44,000 in gain on sale of investment securities, a $15,000 increase in service charges and a $23,000 increase in earnings on bank-owned life insurance (‘BOLI’), slightly offset by a $3,000 decrease in gains on sale of loans held for sale. Other noninterest income did not change significantly for the three month period ended June 30, 2013 as compared to the period ended June 30, 2012.

Noninterest Expense. Noninterest expense increased $229,000, or 12.0%, to $2.1 million for the three months ended June 30, 2013 from $1.9 million for the three months ended June 30, 2012. The largest components of this increase were salaries and benefits, which increased by $145,000, professional services, which increased $160,000, and data processing, which increased $16,000. These increases were partially offset by a $29,000 decrease in advertising, a $17,000 decrease in deposit insurance premiums, a $15,000 decrease in foreclosed real estate expense and a $48,000 decrease in other operating expense. The hiring of new staff contributed to higher salaries and benefits compared to the same period last year. Also contributing to higher noninterest expense were the costs incurred for professional services relating to being a stock institution and the workout of problem loans. Advertising expense decreased as a result of the rebranding effort that was undertaken last year.

Income tax Expense. We recorded a $66,000 income tax benefit for the three months ended June 30, 2013 after a net loss before income taxes of $48,000 and $97,000 of income tax expense for the three months ended June 30, 2012. The effective income tax rate was a negative 136.3% for the three months ended June 30, 2013 and 30.3% for the three months ended June 30, 2012. The reason the effective tax rate in the first quarter of fiscal 2014 period was negative is a result of the net loss before income taxes, as well as tax-exempt revenue totaling $125,000.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending, and investing activities during any given period. At June 30, 2013, cash and cash equivalents totaled $27.3 million and securities classified as available-for-sale amounted to $113.7 million. Our liquidity has increased as a result of the $35.6 million received in net proceeds from the mutual-to-stock conversion completed on October 10, 2012. In addition, at June 30, 2013, the Bank had the ability to borrow a total of approximately $65.2 million or 20% of total assets from the Federal Home Loan Bank of Atlanta. The Bank also has two lines of credit totaling $6.0 million with one large financial institution. At June 30, 2013, we had no Federal Home Loan Bank advances outstanding or borrowings on the lines of credit.

Certificates of deposit due within one year of June 30, 2013 totaled $101.5 million, or 54.3% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods due to the current low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit due on or before June 30, 2014. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. At June 30, 2013, we had $29.1 million in commitments to extend credit outstanding.

We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2013, the Bank exceeded all of its regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For a discussion of our market risk, please refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013 filed on June 28, 2013. The Company’s market risk has not changed materially from that disclosed in the annual report.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 28, 2013. As of June 30, 2013, the risk factors of the Company have not changed materially from those disclosed in the annual report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of June 30, 2013 (unaudited) and March 31, 2013; (ii) the Consolidated Statements of Operations for the three months ended June 30, 2013 and 2012 (unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three months ended June 30, 2013 and 2012 (unaudited); (iv) the Consolidated Statements of Equity for the three months ended June 30, 2013 and 2012 (unaudited); (v) the Consolidated Statement of Cash Flows for the three months ended June 30, 2013 and 2012 (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAMILTON BANCORP, INC.

Date: August 14, 2013	/s/ Robert A. DeAlmeida
Robert A. DeAlmeida
President and Chief Executive Officer

Date: August 14, 2013	/s/ John P. Marzullo
John P. Marzullo
Senior Vice President, Chief Financial Officer and Treasurer