Form 10-Q
period 2013-09-30
Hamilton Bancorp, Inc.
filed 2013-11-13
CIK 1551739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

YES  ☐    NO  ☒

3,703,000 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of November 13, 2013.

Hamilton Bancorp, Inc. and Subsidiaries

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Financial Condition

September 30, 2013 and March 31, 2013

	September 30,	March 31,
	2013	2013
	(Unaudited)	(Audited)
Assets
Assets
Cash and due from banks	$6,736,254	$3,468,481
Federal funds sold and Federal Home Loan Bank deposit	6,998,749	9,590,434
Interest-bearing deposits in other banks	13,821,665	20,909,829

Cash and cash equivalents	27,556,668	33,968,744
Investment securities available for sale	110,854,821	116,233,943
Federal Home Loan Bank stock, at cost	405,100	400,600
Loans held for sale	—	196,743
Loans, less allowance for loan losses of $2,658,510 and $2,071,224	151,593,127	159,120,418
Premises and equipment	2,320,779	2,460,832
Foreclosed real estate	1,758,972	755,659
Accrued interest receivable	836,440	861,412
Bank-owned life insurance	11,816,607	11,622,667
Deferred income taxes	2,003,365	854,922
Income taxes refundable	367,438	1,222,027
Goodwill and other intangible assets	2,854,765	2,876,765
Other assets	1,370,913	1,387,419

Total Assets	$313,738,995	$331,962,151

Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$16,391,063	$11,546,214
Interest-bearing deposits	230,368,248	248,570,661

Total deposits	246,759,311	260,116,875
Advances by borrowers for taxes and insurance	397,078	769,000
Other liabilities	1,524,611	3,640,665

Total liabilities	248,681,000	264,526,540

Commitments and contingencies	—	—
Shareholders’ Equity
Common stock, $.01 par value, 100,000,000 shares authorized. Issued: 3,703,000 shares at September 30, and March 31, 2013	37,030	37,030
Additional paid in capital	35,554,350	35,554,350
Retained earnings	33,779,052	34,261,764
Unearned ESOP shares	(2,814,280)	(2,814,280)
Accumulated other comprehensive income	(1,498,157)	396,747

Total shareholders’ equity	65,057,995	67,435,611

Total Liabilities and Shareholders’ Equity	$313,738,995	$331,962,151

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

Three and Six Months Ended September 30, 2013 and 2012

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest revenue
Loans, including fees	$2,089,194	$2,254,598	$4,239,422	$4,616,052
U.S. government agency securities	116,671	64,751	235,553	141,066
Mortgage-backed securities	394,356	380,244	788,693	814,144
Federal funds sold and other bank deposits	8,433	18,911	20,068	34,303

Total interest revenue	2,608,654	2,718,504	5,283,736	5,605,565

Interest expense
Deposits	485,532	729,924	1,033,490	1,515,864

Net interest income	2,123,122	1,988,580	4,250,246	4,089,701
Provision for loan losses	1,014,557	—	1,318,557	58,000

Net interest income after provision for loan losses	1,108,565	1,988,580	2,931,689	4,031,701

Noninterest revenue
Service charges	76,559	54,631	144,341	111,447
Gain on sale of investment securities	—	—	95,516	51,212
Gain on sale of loans held for sale	16,470	6,342	19,982	12,810
Earnings on bank-owned life insurance	96,994	74,600	193,940	148,190
Other	1,261	95,240	2,489	96,491

Total noninterest revenue	191,284	230,813	456,268	420,150

Noninterest expenses
Salaries	808,198	829,175	1,626,024	1,523,154
Employee benefits	315,923	267,735	609,355	539,805
Occupancy	266,136	221,097	485,519	432,921
Advertising	44,654	77,174	118,555	180,315
Furniture and equipment	70,743	76,078	155,356	151,703
Data processing	133,733	148,413	285,635	283,889
Professional services	194,735	70,941	410,364	126,894
Deposit insurance premiums	64,396	67,736	124,386	144,947
Foreclosed real estate expense and losses	23,140	40,841	40,595	73,299
Other operating	267,786	237,371	470,223	491,899

Total noninterest expenses	2,189,444	2,036,561	4,326,012	3,948,826

Income (loss) before income taxes	(889,595)	182,832	(938,055)	503,025
Income tax (benefit) expense	(389,296)	42,000	(455,343)	139,000

Net (loss) income	$(500,299)	$140,832	$(482,712)	$364,025

Basic earnings (loss) per common share	$(0.15)	N/A	$(0.14)	N/A
Diluted earnings (loss) per common share	$(0.15)	N/A	$(0.14)	N/A

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

Three and Six Months Ended September 30, 2013 and 2012

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net (loss) income	$(500,299)	$140,832	$(482,712)	$364,025

Other comprehensive income:
Unrealized (loss) gain on investment securities available for sale	(235,663)	158,882	(2,947,831)	460,803
Reclassification adjustment for realized gain on investment securities available for sale included in net income	—	—	(95,516)	(51,212)

Total unrealized (loss) gain on investment securities available for sale	(235,663)	158,882	(3,043,347)	409,591
Income tax (benefit) expense relating to investment securities available for sale	(85,579)	62,672	(1,148,443)	161,564

Other comprehensive (loss) income	(150,084)	96,210	(1,894,904)	248,027

Total comprehensive (loss) income	$(650,383)	$237,042	$(2,377,616)	$612,052

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Six Months Ended September 30, 2013 and 2012

					Accumulated
		Additional		Unearned	other	Total
	Common	paid-in	Retained	ESOP	comprehensive	shareholders’
	stock	capital	earnings	shares	income	equity
Balance March 31, 2012	$—	$—	$34,433,899	$—	$630,854	$35,064,753
Net income	—	—	364,025	—	—	364,025
Unrealized gain on available for sale securities, net of tax effect of $161,564	—	—	—	—	248,027	248,027

Balance September 30, 2012	$—	$—	$34,797,924	$—	$878,881	$35,676,805

Balance March 31, 2013	$37,030	$35,554,350	$34,261,764	$(2,814,280)	$396,747	$67,435,611
Net loss	—	—	(482,712)	—	—	(482,712)
Unrealized loss on available for sale securities, net of tax effect of $(1,148,443)	—	—	—	—	(1,894,904)	(1,894,904)

Balance September 30, 2013	$37,030	$35,554,350	$33,779,052	$(2,814,280)	$(1,498,157)	$65,057,995

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended September 30, 2013 and 2012

	Six Months Ended
	September 30,
	2013	2012
Cash flows from operating activities
Interest received	$5,665,370	$6,280,552
Fees and commissions received	146,829	207,938
Interest paid	(1,043,364)	(1,550,371)
Cash paid to suppliers and employees	(4,184,197)	(3,945,247)
Origination of loans held for sale	(1,400,000)	(1,782,000)
Proceeds from sale of loans held for sale	1,616,725	1,794,810
Income taxes received (paid)	1,309,933	(786,501)

Net cash provided by operating activities	2,111,296	219,181

Cash flows from investing activities
Proceeds from maturities of certificates of deposit	—	248,000
Proceeds from sale of securities available for sale	3,608,148	4,129,198
Proceeds from maturing and called securities available for sale, including principal pay downs	13,165,583	32,246,029
Purchase of investment securities available for sale	(16,746,315)	(39,381,716)
Purchase of Federal Home Loan Bank stock	(4,500)	21,100
Loans made, net of principal repayments	5,205,097	9,889,888
Purchase of premises and equipment	(30,899)	(191,564)

Net cash provided by investing activities	5,197,114	6,960,935

Cash flows from financing activities
Net increase (decrease) in
Deposits	(13,348,564)	50,498,406
Advances by borrowers for taxes and insurance	(371,922)	(459,236)

Net cash provided (used) by financing activities	(13,720,486)	50,039,170

Net increase (decrease) in cash and cash equivalents	(6,412,076)	57,219,286
Cash and cash equivalents at beginning of period	33,968,744	35,249,548

Cash and cash equivalents at end of period	$27,556,668	$92,468,834

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

	Six Months Ended
	September 30,
	2013	2012
Reconciliation of net income (loss) to net cash provided by operating activities
Net income (loss)	$(482,713)	$364,025
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums on securities	356,338	605,582
Gain on sale of investment securities	(95,516)	(51,212)
Loan premium amortization	11,500	11,500
Deposit premium amortization	(9,000)	(30,000)
Core deposit intangible asset amortization	22,000	27,500
Premises and equipment depreciation and amortization	170,952	174,872
Provision for loan losses	1,318,557	58,000
Decrease (increase) in
Accrued interest receivable	24,972	50,426
Loans held for sale	196,743	—
Cash surrender value of life insurance	(193,940)	(148,190)
Income taxes refundable	854,589	—
Other assets	16,507	(360,538)
Increase (decrease) in
Accrued interest payable	(874)	(4,507)
Income taxes payable	—	(647,500)
Deferred loan origination fees	(11,176)	7,479
Other liabilities	(67,643)	161,744

Net cash provided by operating activities	$2,111,296	$219,181

Noncash investing activity
Real estate acquired through foreclosure	$1,003,313	$427,988

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2013

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation

Hamilton Bancorp, Inc. (the “Company”) was incorporated on June 7, 2012 to serve as the stock holding company for Hamilton Bank (the “Bank”), a federally chartered savings bank. On October 10, 2012, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a mutual savings bank to a stock savings bank and became the wholly owned subsidiary of the Company. The conversion was accomplished through the sale and issuance of 3,703,000 shares of common stock at a price of $10.00 per share, through which the Company received proceeds of approximately $35,580,000, net of offering expenses of approximately $1,450,000. In connection with the conversion, the Bank’s Board of Directors adopted an employee stock ownership plan (the “ESOP”) which subscribed for 8.0% of shares sold in the offering, or 296,240 shares. Accordingly, the reported results for the six months ended September 30, 2013 relate to the consolidated holding company and the results for the six months ended September 30, 2012 relate solely to the operations of the Bank.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. We derived the balances as of March 31, 2013 from audited financial statements. Operating results for the six months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014, or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013. Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation.

Nature of Operations

The Company’s assets consist of its investment in the Bank and its liquid investments. The Company is primarily engaged in the business of directing, planning, and coordinating the business activities of the Bank. The Company’s most significant asset is its investment in the Bank. The Bank offers a full range of banking services to individuals and businesses through its main office and four branches in the Baltimore metropolitan area. Its primary deposit products are certificates of deposit and demand, savings, NOW, and money market accounts. Its primary lending products are real estate mortgages and commercial business loans.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The Bank closed its Belmar branch on August 2, 2013. Customer accounts at the Belmar branch were transferred to the Baltimore City branch on Harford Road. There has been no significant runoff of Belmar branch accounts since the branch closing.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Hamilton Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ significantly from those estimates.

Subsequent Events

Management has evaluated events and transactions subsequent to September 30, 2013 through November 8, 2013, the date these financial statements were issued. No significant subsequent events were identified that would affect the presentation of the financial statements.

Note 2: New Accounting Pronouncements

Recent Accounting Pronouncements

ASU 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on April 1, 2013, and is not expected to have a significant impact on our financial statements.

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

ASU 2012-06, Business Combinations (Topic 805) – Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force). ASU 2012-06 clarifies the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. Under ASU 2012-06, when a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and, subsequently, a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). ASU 2012-06 became effective on April 1, 2013, and did not have a significant impact on our financial statements.

ASU 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 amends recent guidance related to the reporting of comprehensive income to enhance the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 became effective on April 1, 2013, and did not have a significant impact on our financial statements.

Note 3: Earnings per Share

When presented, basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Because the mutual to stock conversion was not completed until October 10, 2012, per share earnings data is not meaningful for prior comparative periods and therefore is not presented.

Both the basic and diluted earnings per share for the three and six months ended September 30, 2013 are summarized below:

	Three Months ended September 30, 2013	Six Months ended September 30, 2013
Net loss	$(500,299)	$(482,712)
Average common shares outstanding	3,421,572	3,421,572
Loss per common share—basic and diluted	$(0.15)	$(0.14)

Note 4: Goodwill and Other Intangible Assets

On December 4, 2009, the Bank acquired a branch office in Pasadena, Maryland from K Bank. The Bank paid premiums of $653,000 and $92,000 for the certificates of deposit and loans that were acquired, respectively. The premiums are being amortized over four years, which is the estimated lives of the certificates and loans. The Bank also purchased $757,432 of premises and equipment, which includes the building, land, and equipment. In addition, the Bank recorded goodwill totaling $2,664,432 and identifiable intangibles (core deposit intangible) totaling $434,000, which is being amortized over 10 years. The goodwill is deductible for tax purposes. We evaluate goodwill and other intangible assets for impairment on an annual basis.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The activity in goodwill and acquired intangible assets related to the branch purchase is as follows:

	Goodwill	Core deposit intangible
Balance March 31, 2012	$2,664,432	$263,666
Acquired during the period	—	—
Amortization	—	(27,500)

Balance September 30, 2012	$2,664,432	$236,166

	Goodwill	Core deposit intangible
Balance March 31, 2013	$2,664,432	$212,333
Acquired during the period	—	—
Amortization	—	(22,000)

Balance September 30, 2013	$2,664,432	$190,333

At September 30, 2013, future estimated annual amortization associated with the core deposit intangible is as follows:

Year ending September 30,	Amount
2014	36,500
2015	30,000
2016	28,167
2017	28,000
2018	28,000
2019	28,000
2020	11,666

$190,333

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 5: Investment Securities Available for Sale

The amortized cost and fair value of securities at September 30, 2013 and March 31, 2013, are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
September 30, 2013	cost	gains	losses	value
U.S. government agency	$25,055,869	$36,762	$1,317,608	$23,775,023
Mortgage-backed	88,179,774	603,034	1,712,459	87,070,349

	113,235,643	639,796	3,030,067	110,845,372
FHLMC stock	6,681	2,768	—	9,449

	$113,242,324	$642,564	$3,030,067	$110,854,821

March 31, 2013
U.S. government agency	$27,075,038	$66,149	$111,939	$27,029,248
Mortgage-backed	88,496,379	1,015,105	311,549	89,199,935

	115,571,417	1,081,254	423,488	116,229,183
FHLMC stock	6,681	—	1,921	4,760

	$115,578,098	$1,081,254	$425,409	$116,233,943

Proceeds from sales of investment securities were $3,608,148 and $4,129,198 during the six months ended September 30, 2013 and 2012, respectively, with gains of $95,516 and no losses for the six months ended September 30, 2013 and gains of $51,212 and no losses for the six months ended September 30, 2012.

As of September 30, 2013, the Company had pledged one security to the Federal Reserve Bank with a book value of $2,000,000 and a fair value of $1,790,864.

As of September 30, 2013 and March 31, 2013, all mortgage-backed securities are backed by U.S. Government- Sponsored Enterprises (GSE’s).

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The amortized cost and estimated fair value of debt securities by contractual maturity at September 30, 2013 and March 31, 2013 follow. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available for Sale
	September 30, 2013		March 31, 2013
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Maturing
Within one year	$499,983	$505,183	$1,505,451	$1,520,815
Over one to five years	5,557,678	5,583,949	6,575,873	6,620,671
Over five to ten years	12,000,000	11,188,521	11,999,256	11,938,889
Over ten years	6,998,208	6,497,370	6,994,458	6,948,873
Mortgage-backed, in monthly installments	88,179,774	87,070,349	88,496,379	89,199,935

	$113,235,643	$110,845,372	$115,571,417	$116,229,183

The following table presents the Company’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position at September 30, 2013 and March 31, 2013.

	Less than 12 months		12 months or longer		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
September 30, 2013	losses	value	losses	value	losses	value
U.S. government agency obligations	$1,317,608	$21,680,601	$—	$—	$1,317,608	$21,680,601
Mortgage-backed	1,444,808	47,599,240	267,651	9,795,192	1,712,459	57,394,432
FHLMC stock	—	—	—	—	—	—

	$2,762,416	$69,279,841	$267,651	$9,795,192	$3,030,067	$79,075,033

March 31, 2013
U.S. government agency obligations	$111,939	$18,881,775	$—	$—	$111,939	$18,881,775
Mortgage-backed	298,271	35,541,939	13,278	3,373,491	311,549	38,915,430
FHLMC stock	—	—	1,921	4,760	1,921	4,760

	$410,210	$54,423,714	$15,199	$3,378,251	$425,409	$57,801,965

The gross unrealized losses on debt securities are not considered by management to be other-than-temporary impairments. Management has the intent and ability to hold these securities until recovery of their value. In most cases, temporary impairment is caused by market interest rate fluctuations.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 6: Loans Receivable and Allowance for Loan Losses

Loans receivable consist of the following at September 30, 2013 and March 31, 2013:

	September 30,	March 31,
	2013	2013
Real estate loans
One-to four-family
Residential	$59,926,687	$63,912,507
Investor (1)	14,825,920	15,825,857
Commercial	39,480,354	36,238,661
Construction	4,573,277	3,508,125

	118,806,238	119,485,150
Commercial	21,839,145	26,936,644
Home equity loans	12,511,663	13,727,266
Consumer	1,175,103	1,122,770

Total Loans	154,332,149	161,271,830
Premium on loans purchased	3,834	15,334
Net deferred loan origination fees and costs	(84,346)	(95,522)
Allowance for loan losses	(2,658,510)	(2,071,224)

	$151,593,127	$159,120,418

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following tables present for the six months ended September 30, 2013 and 2012 and for the year ended March 31, 2013, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

						Allowance		Loan Balance
						Individually	Collectively	Individually	Collectively
						evaluated	evaluated	evaluated	evaluated
Six months ended:	Allowance	Provision for	Charge		Allowance	for	for	for	for
September 30, 2013	3/31/2013	loan losses	offs	Recoveries	9/30/2013	impairment	impairment	impairment	impairment
Real estate loans
One-to four-family	$372,390	$172,776	$64,206	$24,280	$505,240	$63,642	$441,598	$1,923,343	$72,829,264
Commercial	613,047	43,004	—	—	656,051	—	656,051	4,768,676	34,711,678
Construction	417,311	(84,222)	—	—	333,089	249,587	83,502	2,541,587	2,031,690
Commercial	635,840	1,188,174	707,739	15,925	1,132,200	—	1,132,200	4,052,401	17,786,744
Home equity loans	31,484	(2,649)	—	—	28,835	—	28,835	57,024	12,454,639
Consumer	1,152	1,474	—	469	3,095	—	3,095	—	1,175,103
Unallocated	—	—	—	—	—	—	—	—	—

	$2,071,224	$1,318,557	$771,945	$40,674	$2,658,510	$313,229	$2,345,281	$13,343,031	$140,989,118

						Allowance		Loan Balance
						Individually	Collectively	Individually	Collectively
						evaluated	evaluated	evaluated	evaluated
Six months ended:	Allowance	Provision for	Charge		Allowance	for	for	for	for
September 30, 2012	3/31/2012	loan losses	offs	Recoveries	9/30/2012	impairment	impairment	impairment	impairment
Real estate loans
One-to four-family	$342,905	$32,576	$76,546	$—	$298,935	$78,627	$220,308	$1,314,702	$86,245,874
Commercial	879,698	105,745	488,772	—	496,671	—	496,671	1,641,343	26,515,012
Construction	1,047,658	(296,969)	337,076	—	413,613	413,613	—	3,439,427	—
Commercial	1,231,723	216,835	873,423	—	575,135	—	575,135	780,204	24,923,431
Home equity loans	41,829	1,325	5,330	—	37,824	—	37,824	24,521	15,399,723
Consumer	270	6,769	6,885	—	154	—	154	—	1,128,507
Unallocated	8,281	(8,281)	—	—	—	—	—	—	—

	$3,552,364	$58,000	$1,788,032	$—	$1,822,332	$492,240	$1,330,092	$7,200,197	$154,212,547

						Allowance		Loan Balance
						Individually	Collectively	Individually	Collectively
						evaluated	evaluated	evaluated	evaluated
Year ended	Allowance	Provision for	Charge		Allowance	for	for	for	for
March 31, 2013	3/31/2012	loan losses	offs	Recoveries	3/31/2013	impairment	impairment	impairment	impairment
Real estate loans
One-to four-family	$342,905	$284,263	$254,778	$—	$372,390	$66,504	$305,886	$1,795,014	$77,943,350
Commercial	879,698	434,621	701,272	—	613,047	—	613,047	4,806,293	31,432,368
Construction	1,047,658	(293,270)	337,077	—	417,311	417,311	—	3,508,125	—
Commercial	1,231,723	1,308,430	1,904,313	—	635,840	24,770	611,070	2,993,490	23,943,154
Home equity loans	41,829	(5,015)	5,330	—	31,484	—	31,484	21,874	13,705,392
Consumer	270	9,227	8,345	—	1,152	—	1,152	—	1,122,770
Unallocated	8,281	(8,281)	—	—	—	—	—	—	—

	$3,552,364	$1,729,975	$3,211,115	$—	$2,071,224	$508,585	$1,562,639	$13,124,796	$148,147,034

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Past due loans, segregated by age and class of loans, as of September 30, 2013 and March 31, 2013, were as follows. There were no loans ninety days or more past due and accruing interest at March 31, 2013.

			Loans				Accruing		Nonaccrual
	Loans	Loans	90 or more				loans 90 or		interest
	30-59 days	60-89 days	days	Total past	Current		more days	Nonaccrual	not
September 30, 2013	past due	past due	past due	due loans	loans	Totals loans	past due	loans	accrued
Real estate loans
One-to four-family	$507,124	$95,269	$538,483	$1,140,876	$73,611,731	$74,752,607	$—	$538,483	$54,089
Commercial	303,400	—	1,385,566	1,688,966	37,791,388	39,480,354	—	1,385,566	216,007
Construction	—	—	—	—	4,573,277	4,573,277	—	—	—
Commercial	1,581,386	—	1,673,197	3,254,583	18,584,562	21,839,145	675,000	2,311,322	49,202
Home equity loans	58,064	18,120	36,891	113,075	12,398,588	12,511,663	—	36,891	2,405
Consumer	356	—	—	356	1,174,747	1,175,103	—	—	—

	$2,450,330	$113,389	$3,634,137	$6,197,856	$148,134,293	$154,332,149	$675,000	$4,272,262	$321,703

			Loans				Accruing		Nonaccrual
	Loans	Loans	90 or more				loans 90 or		interest
	30-59 days	60-89 days	days	Total past	Current		more days	Nonaccrual	not
March 31, 2013	past due	past due	past due	due loans	loans	Totals loans	past due	loans	accrued
Real estate loans
One-to four-family	$756,123	$179,316	$1,371,429	$2,306,868	$77,431,496	$79,738,364	$—	$1,377,827	$159,594
Commercial	—	—	1,406,421	1,406,421	34,832,240	36,238,661	—	1,406,421	167,519
Construction	—	—	1,003,314	1,003,314	2,504,811	3,508,125	—	1,003,314	111,950
Commercial	1,865,563	—	319,167	2,184,730	24,751,914	26,936,644	—	1,307,290	21,643
Home equity loans	63,106	—	36,891	99,997	13,627,269	13,727,266	—	36,891	1,302
Consumer	—	—	—	—	1,122,770	1,122,770	—	—	—

	$2,684,792	$179,316	$4,137,222	$7,001,330	$154,270,500	$161,271,830	$—	$5,131,743	$462,008

Impaired Loans as of and for the six months ended September 30, 2013 and the year ended March 31, 2013 were as follows:

	Unpaid	Recorded	Recorded
	contractual	investment	investment	Total		Average
	principal	with no	with	recorded	Related	recorded	Interest
September 30, 2013	balance	allowance	allowance	investment	allowance	investment	recognized
Real estate loans
One-to four-family	$2,147,771	$1,225,522	$892,035	$2,117,557	$63,642	$2,173,788	$41,198
Commercial	5,481,779	4,768,676	—	4,768,676	—	4,782,550	150,934
Construction	2,541,587	—	2,541,587	2,541,587	249,587	2,541,587	87,283
Commercial	5,358,709	4,052,401	—	4,052,401	—	4,706,664	122,156
Home equity loans	57,649	57,024	—	57,024	—	57,824	306
Consumer	—	—	—	—	—	—	—

	$15,587,495	$10,103,623	$3,433,622	$13,537,245	$313,229	$14,262,413	$401,877

	Unpaid	Recorded	Recorded
	contractual	investment	investment	Total		Average
	principal	with no	with	recorded	Related	recorded	Interest
March 31, 2013	balance	allowance	allowance	investment	allowance	investment	recognized
Real estate loans
One-to four-family	$2,766,726	$1,373,947	$900,717	$2,274,664	$66,504	$2,476,899	$78,717
Commercial	5,498,540	4,806,293	—	4,806,293	—	5,045,501	237,838
Construction	3,853,728	1,003,314	2,504,811	3,508,125	417,311	3,462,305	168,173
Commercial	3,586,694	2,783,250	210,240	2,993,490	24,770	3,231,026	124,040
Home equity loans	22,554	21,874	—	21,874	—	24,166	425
Consumer	—	—	—	—	—	—	—

	$15,728,242	$9,988,678	$3,615,768	$13,604,446	$508,585	$14,239,897	$609,193

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following tables present the September 30, 2013 and March 31, 2013, balances of classified loans based on the risk grade. Classified loans include Special Mention, Substandard, and Doubtful loans.

	Special
September 30, 2013	mention	Substandard	Doubtful	Total
Real estate loans
One-to four-family	$1,927,032	$627,533	$—	$2,554,565
Commercial	—	4,768,676	—	4,768,676
Construction	—	2,541,587	—	2,541,587
Commercial	7,294,802	4,052,401	—	11,347,203
Home equity loans	38,252	36,891	—	75,143
Consumer	—	—	—	—

	$9,260,086	$12,027,088	$—	$21,287,174

	Special
March 31, 2013	mention	Substandard	Doubtful	Total
Real estate loans
One-to four-family	$1,767,930	$1,371,429	$—	$3,139,359
Commercial	—	4,806,293	—	4,806,293
Construction	—	3,508,125	—	3,508,125
Commercial	1,220,111	2,993,490	—	4,213,601
Home equity loans	51,659	36,891	—	88,550
Consumer	—	—	—	—

	$3,039,700	$12,716,228	$—	$15,755,928

Classified loans also include certain loans that have been modified in troubled debt restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Bank’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Generally, TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. TDRs are also classified as nonperforming if they are on nonaccrual or become greater than 30 days past due.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

A summary of TDRs at September 30, 2013 and March 31, 2013 follows:

	Number of
September 30, 2013	contracts	Performing	Nonperforming	Total
Real estate loans
One-to four-family	5	$1,362,250	$134,198	$1,496,448
Commercial	—	—	—	—
Construction	—	—	—	—
Commercial	3	—	1,016,142	1,016,142
Home equity loans	1	20,132	—	20,132
Consumer	—	—	—	—

	9	$1,382,382	$1,150,340	$2,532,722

	Number of
March 31, 2013	contracts	Performing	Nonperforming	Total
Real estate loans
One-to four-family	4	$1,436,343	$6,630	$1,442,973
Commercial	—	—	—	—
Construction	—	—	—	—
Commercial	3	—	1,177,788	1,177,788
Home equity loans	1	21,874	—	21,874
Consumer	—	—	—	—

	8	$1,458,217	$1,184,418	$2,642,635

The following table presents the number of contracts and the dollar amount of TDR’s that were added during the six month period ended September 30, 2013. The amount shown reflects the outstanding loan balance at the time of the modification.

	Number of	Outstanding recorded
Six months ended September 30, 2013	contracts	investment
Real estate loans
One-to four-family	1	$72,104
Commercial	—	—
Construction	—	—
Commercial	—	—
Home equity loans	—	—
Consumer	—	—

	1	$72,104

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following table represents loans that were modified as TDRs within the previous 12 months and have subsequently defaulted in the six months ended September 30, 2013 and 2012. Payment default under a TDR is defined as any TDR that is 90 days or more past due since the loan was modified.

	Six months ended September 30,
	2013		2012
	Number of	Recorded	Number of	Recorded
TDR Loan Type	Contracts	Investment	Contracts	Investment
Commercial	1	$216,667	0	$—

The recorded investment of the commercial TDR loan as of September 30, 2013 reflects a partial charge-off of $47,060 during the quarter ended March 31, 2013 and a subsequent payment of $102,500 from the auction of repossessed equipment. There is additional collateral that the bank has yet to collect upon. Management does not expect to incur any additional losses on this particular loan.

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

The Bank had the following outstanding commitments and unused lines of credit as of September 30, 2013 and March 31, 2013:

	September 30,	March 31,
	2013	2013
Unused commercial lines of credit	$7,027,829	$8,161,901
Unused home equity lines of credit	17,328,701	17,346,101
Mortgage loan commitments	—	837,000
Home equity loan commitments	49,000	132,500
Construction loan commitments	65,037	240,875
Commercial loan commitments	2,037,500	7,710,000

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 7: Regulatory Capital Ratios

The Office of the Comptroller of the Currency has adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. The capital ratios and minimum capital requirements of the Bank at September 30, 2013 and March 31, 2013 were as follows:

			Minimum		To be well
	Actual		capital requirement		capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2013
Total risk-based capital (to risk-weighted assets)	$46,546	27.34%	$13,618	8.00%	$17,022	10.00%
Tier 1 capital (to risk-weighted assets)	44,412	26.09%	6,809	4.00%	10,213	6.00%
Tier 1 capital (to adjusted total assets)	44,412	14.69%	12,095	4.00%	15,119	5.00%
March 31, 2013
Total risk-based capital (to risk-weighted assets)	$46,956	26.70%	$14,068	8.00%	$17,586	10.00%
Tier 1 capital (to risk-weighted assets)	44,885	25.52%	7,034	4.00%	10,551	6.00%
Tier 1 capital (to adjusted total assets)	44,885	14.13%	12,707	4.00%	15,884	5.00%

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

In its regulatory report filed as of September 30, 2013, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. Management is not aware of any events that would have caused this classification to change. Management has no plans that should change the classification of the capital adequacy.

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

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

Fair value measurements on a recurring basis

Securities available for sale – If quoted prices are available in an active market for identical assets, securities are classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. As of September 30, 2013 and March 31, 2013, the Bank has categorized its investment securities available for sale as follows:

	Level 1	Level 2	Level 3
	inputs	inputs	inputs	Total
September 30, 2013
U.S. government agency	$—	$23,775,023	$—	$23,775,023
Mortgage-backed	—	87,070,349	—	87,070,349
FHLMC stock	9,449	—	—	9,449

Total investment securities available for sale	$9,449	$110,845,372	$—	$110,854,821

March 31, 2013
U.S. government agency	$—	$27,029,248	$—	$27,029,248
Mortgage-backed	—	89,199,935	—	89,199,935
FHLMC stock	4,760	—	—	4,760

Total investment securities available for sale	$4,760	$116,229,183	$—	$116,233,943

Fair value measurements on a nonrecurring basis

Impaired Loans—The Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of September 30, 2013 and March 31, 2013, the fair values consist of loan balances of $13,537,245 and $13,604,446 that have been written down by $313,229 and $508,585, respectively, as a result of specific loan loss allowances.

Foreclosed real estate – The Bank’s foreclosed real estate is measured at fair value less estimated cost to sell. As of September 30, 2013 and March 31, 2013, the fair value of foreclosed real estate was estimated to be $1,758,972 and $755,659, respectively. Fair value was determined based on offers and/or appraisals. Cost to sell the assets was based on standard market factors. The Company has categorized its foreclosed assets as Level 3.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

	Level 1	Level 2	Level 3
	inputs	inputs	inputs	Total
September 30, 2013
Impaired loans	$—	$—	$13,224,016	$13,224,016
Foreclosed real estate	—	—	1,758,972	1,758,972

Total impaired loans and foreclosed real estate	$—	$—	$14,982,988	$14,982,988

March 31, 2013
Impaired loans	$—	$—	$13,095,861	$13,095,861
Foreclosed real estate	—	—	755,659	755,659

Total impaired loans and foreclosed real estate	$—	$—	$13,851,520	$13,851,520

The following table reconciles the beginning and ending balance of foreclosed real estate, which is measured on a nonrecurring basis using significant unobservable, level 3, inputs:

Balance, March 31, 2013	$755,659
Transfer to foreclosed real estate	1,003,313
Proceeds from sale of foreclosed real estate	—
Loss on sale of foreclosed real estate	—

Balance, September 30, 2013	$1,758,972

The remaining financial assets and liabilities are not reported on the balance sheets at fair value on a recurring basis. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	September 30, 2013		March 31, 2013
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Financial assets
Level 1 inputs
Cash and cash equivalents	$27,556,668	$27,556,668	$33,968,744	$33,968,744
Level 2 inputs
Loans held for sale	—	—	196,743	203,416
Federal Home Loan Bank stock	405,100	405,100	400,600	400,600
Bank-owned life insurance	11,816,607	11,816,607	11,622,667	11,622,667
Level 3 inputs
Loans receivable, net	151,593,127	153,903,639	159,120,418	162,443,898
Financial liabilities
Level 1 inputs
Advance payments by borrowers for taxes and insurance	397,078	397,078	769,000	769,000
Level 3 inputs
Deposits	246,759,311	246,214,291	260,116,875	261,490,896

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

Founded in 1915, the Bank is a community-oriented financial institution, dedicated to serving the financial service needs of customers and businesses within its geographic area, which consists of Baltimore City, Baltimore County, and Anne Arundel County in Maryland. We offer a variety of deposit products and provide loans secured by real estate located in our market area. Our real estate loans consist primarily of one-to four-family mortgage loans, as well as commercial real estate loans, and home equity loans and lines of credit. We also offer commercial term and line of credit loans and, to a limited extent, consumer loans. We currently operate out of our corporate headquarters in Towson, Maryland and our four full-service branch offices located in Baltimore City, Cockeysville, Towson and Pasadena, Maryland. The Bank is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, its primary federal regulator, and the Federal Deposit Insurance Corporation, its deposit insurer. The Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System.

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

Fair Value of Investments. Securities are characterized as available for sale or held to maturity based on management’s ability and intent regarding such investment at acquisition. On an ongoing basis, management must estimate the fair value of its investment securities based on information and assumptions it deems reliable and reasonable, which may be quoted market prices or if quoted market prices are not available, fair values extrapolated from the quoted prices of similar instruments. Based on this information, an assessment must be made as to whether any decline in the fair value of an investment security should be considered as an other-than-temporary impairment and recorded in noninterest revenue as a loss on investments. The determination of such impairment is subject to a variety of factors, including management’s judgment and experience.

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

Comparison of Financial Condition at September 30, 2013 and March 31, 2013

Assets. Total assets decreased $18.2 million, or 5.5%, to $313.7 million at September 30, 2013 from $332.0 million at March 31, 2013. The decrease was primarily the result of a $6.4 million decrease in cash and cash equivalents, a $5.4 million decrease in total securities, and a $7.7 million decrease in loans receivable and loans held for sale, partially offset by a $1.0 million increase in foreclosed real estate and a $1.1 million increase in deferred income taxes due to the recent increase in interest rates and their impact on unrealized gains and losses within the investment portfolio. The increase in foreclosed real estate is due to one non-accrual participation loan that was foreclosed upon by the lead bank.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $6.4 million, or 18.9%, to $27.6 million at September 30, 2013 from $34.0 million at March 31, 2013. The decrease in cash and cash equivalents funded a $13.4 million decrease in overall deposit balances and a $2.0 million payment for an unsettled security, partially offset by a $5.4 million decrease in investment securities and an overall decrease in net loans receivable of $7.5 million that included a $1.0 million loan transfer to foreclosed real estate.

Securities. Total securities decreased $5.4 million, or 4.6%, to $110.9 million at September 30, 2013, as U.S. government agency securities decreased $3.3 million and mortgage-backed securities decreased $2.1 million. The decrease in securities was partly due to the sale of two mortgage-backed securities with proceeds of $3.6 million and $96,000 in gains with no losses on the sales. The remaining decrease is primarily attributable to $13.2 million in principal repayments and a $3.0 million decrease in the fair value of securities resulting from the recent increase in interest rates. The decreases were partially offset by the purchase of $16.7 million in mortgage-backed securities and collateralized mortgage obligations during the six months ended September 30, 2013.

Loans. Net loans, including loans held for sale, decreased by $7.7 million, or 4.8%, to $151.6 million at September 30, 2013 from $159.3 million at March 31, 2013, after an increase in net loans of $2.1 million in the first quarter of the fiscal year. The largest decline in loans over the most recent six months occurred in residential one- to four-family loans with a decrease of $5.2 million as such loans were either paid down, repaid or refinanced and newly originated residential mortgages were sold in the secondary market at a premium. Home equity loans and lines of credit also decreased $1.2 million, or 8.9%, to $12.5 million at September 30, 2013. Commercial loans, consisting of construction, commercial business and commercial real estate loans, decreased slightly by $791,000, or 1.2%, to $65.9 million at September 30, 2013. Commercial business loans decreased $5.1 million, or 18.9%, due to several large commercial business loans paying off in the current quarter. The decrease in commercial business loans was partially offset by increases of $3.2 million and $1.1 million in commercial real estate and construction loans, respectively. The increase in commercial real estate and construction loans reflects the settlement of several large loans during the three months ended June 30, 2013 and the Company’s continued focus on originating these types of loans.

Foreclosed Real Estate. Foreclosed real estate increased $1.0 million to $1.8 million at September 30, 2013 from $756,000 at March 31, 2013. One non-accrual participation loan that pertained to the development and construction of real estate property was transferred to foreclosed real estate this quarter upon foreclosure by the lead bank. The property is currently being listed for sale by the lead bank.

Deposits. Total deposits decreased $13.4 million, or 5.1%, to $246.8 million at September 30, 2013 from $260.1 million at March 31, 2013. The decrease is attributable to our on-going efforts to reduce the Bank’s reliance on certificates of deposit as a funding source. We continued to allow higher costing certificates of deposit to runoff at maturity during the first six months of fiscal 2014, as we focused on increasing the level of core deposits. During the six month period ended September 30, 2013, certificates of deposit decreased $19.6 million, or 10.0%, to $176.4 million, while money market accounts increased $760,000 or 2.7%, to $29.0 million, NOW accounts increased $710,000 or 8.0%, to $9.6 million, and non-interest bearing deposits increased $4.8 million, or 42.0%, to $16.4 million. Statement savings accounts decreased $70,000 to $15.4 million at September 30, 2013.

Borrowings. We had no borrowings outstanding at September 30, 2013 or March 31, 2013.

Equity. Total equity decreased $2.4 million, or 3.5%, to $65.0 million at September 30, 2013 from $67.4 million at March 31, 2013. The decrease was due to a net loss of $500,000 and a $1.9 million decrease in accumulated other comprehensive income resulting from decreased market value within the investment portfolio due to higher market interest rates.

Comparison of Asset Quality at September 30, 2013 and March 31, 2013

Our non-performing assets increased $819,000 to $6.7 million at September 30, 2013 from $5.9 million at March 31, 2013. Total nonperforming assets were 2.1% of total assets at the end of the current quarter, compared to 1.8% at March 31, 2013. Our nonperforming loans decreased $184,000 from $5.1 million at March 31, 2013, to $4.9 million at September 30, 2013. The decrease in nonperforming loans includes one non-accrual participation loan for $1.0 million that was transferred to foreclosed real estate, $731,000 in net charge offs, $704,000 that were paid off and $193,000 in principal repayments, partly offset by the addition of $1.8 million in non-accrual loans and one loan for $675,000 that is accruing and paying under the same terms as contractually agreed, but is 90 days past its contractual maturity date and is therefore reported as nonperforming. Total nonperforming loans also include two commercial business loans totaling $1.3 million, one of which is a troubled debt restructure, that are paying as agreed but have been placed on non-accrual by management until the borrower can show improved cash flow.

The provision for loan losses totaled $1.0 million for the quarter ended September 30, 2013 compared to no provision for the same quarter in fiscal 2013. The provision for loan losses totaled $1.3 million for the six months ended September 30, 2013 compared to $58,000 for the same period in fiscal 2013. The increased provision in the second quarter of fiscal 2014 was related to net charge offs totaling $586,000, largely related to three different commercial business borrowers, as well as an increase of $429,000 resulting from a reduction in the historical loss period we use in calculating average loan loss percentages for various classes of loans. These average loss percentages are applied to the various classes of loans as one factor in the determination of our allowance for loan losses. This reduction in the historical loss period increased the average loss percentages for certain classes of loans, while reducing others, with the effect of increasing the overall required allowance for loan losses balance calculated in accordance with ASC 450.

The allowance for loan losses at September 30, 2013 totaled $2.7 million, or 1.72% of total loans, compared to $2.1 million at March 31, 2013, or 1.28% of total loans. The $587,000 increase in the allowance for loan losses was primarily the result of the $1.3 million provision for loan losses, partially offset by the $731,000 in net charge-off of loans for the six months ending September 30, 2013.

Comparison of Results of Operations for the Three Months Ended September 30, 2013 and 2012 (unaudited)

General. A net loss of $500,000 was reported for the three months ended September 30, 2013, compared to net income of $141,000 for the three months ended September 30, 2012. The decrease resulted primarily from a $1.0 million increase in the provision for loan losses and a $153,000 increase in noninterest expenses, partially offset by a $135,000 increase in net interest income and a $431,000 decrease in income tax expense.

Net Interest Income. Net interest income increased $135,000, or 6.8%, to $2.1 million for the three months ended September 30, 2013 compared to $2.0 million for the three months ended September 30, 2012. The increase in net interest income primarily resulted from a decrease of $244,000 in interest expense, partially offset by a decrease of $110,000 in interest and dividend revenue. During fiscal 2014, the average cost of deposits (the Bank’s only interest-bearing liabilities), in particular certificates of deposit, declined faster than the average yield earned on our interest-earning assets and had a positive impact on net interest income. As a result, our interest rate spread for the three months ended September 30, 2013 increased 22 basis points to 2.71%, compared to 2.49% for the three month period ended September 30, 2012.

Interest and Dividend Revenue. Interest and dividend revenue decreased $110,000 to $2.6 million for the three months ended September 30, 2013 from $2.7 million for the three months ended September 30, 2012. The decrease resulted primarily from a $165,000 decrease in interest revenue on loans and a $10,000 decrease in interest revenue on federal funds sold and other bank deposits, partially offset by an increase of $66,000 in interest revenue on U.S. government agency and mortgage-backed securities.

Interest on loans decreased $165,000, or 7.3%, to $2.1 million for the three months ended September 30, 2013, compared to $2.3 million for the three months ended September 30, 2012. The decrease in interest revenue on loans was primarily due to a $4.3 million decrease in the net average balance of loans from $162.5 million for the three months ended September 30, 2012 to $158.2 million for the three months ended September 30, 2013 due to the payoff of several larger commercial loans bearing higher rates of interest in the current quarter. This resulted in a 27 basis point decrease in the average yield on loans from 5.55% for the three months ended September 30, 2012 to 5.28% for the three months ended September 30, 2013. The decrease in average yields on loans is also a reflection of the decrease in market interest rates for loan products.

Interest and dividend revenue on total securities increased $66,000 to $511,000 for the three months ended September 30, 2013 from $445,000 for the three months ended September 30, 2012. The increase resulted from a $52,000 increase in interest revenue on U.S. government agency securities and a $14,000 increase in interest revenue on mortgage-backed securities. The increase in interest revenue on U.S. government agency securities was primarily due to a $13.5 million increase in the average balance of U.S. government agency securities to $25.0 million, partially offset by a 38 basis point decrease in the average yield to 1.87% for the period ended September 30, 2013 compared to the same period last year. The increase in interest revenue from mortgage-backed securities was primarily due to a $5.1 million increase in the average balance on mortgage-backed securities to $89.0 million.

Interest revenue associated with federal funds sold and other bank deposits decreased $10,000, or 55.4%, to $8,000 for the three months ended September 30, 2013 from $19,000 for the three months ended September 30, 2012. The decrease is primarily attributable to the average balance of federal funds sold and other bank deposits decreasing $20.8 million compared to the same period last year as a result of funds received in the prior year associated with the stock offering that was completed in October 2012.

Interest Expense. Interest expense, consisting entirely of the cost of interest-bearing deposits, decreased $244,000, or 33.5%, to $486,000 for the three months ended September 30, 2013 from $730,000 for the three months ended September 30, 2012. The decrease in the cost of interest-bearing deposits was due to a decrease of 30 basis points in the average rate paid on interest-bearing deposits to 0.82% for the three months ended September 30, 2013 from 1.12% for the three months ended September 30, 2012. The decrease in interest expense was also due to a $25.3 million, or 9.7%, decrease in the average balance of interest-bearing deposits from $260.7 million for the three months ended September 30, 2012 to $235.4 million for the three months ended September 30, 2013. The decline in the average balance of interest-bearing deposits was primarily due to our strategy to allow higher costing certificates of deposit to runoff at maturity and gradually replace them with lower-cost core deposits. The balance of certificates of deposit decreased $31.0 million to $176.4 million at September 30, 2013 from $207.4 million at September 30, 2012.

Average Balances, Interest and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest revenue and dividends from average interest-earning assets, the dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing revenue or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using monthly balances. Amortization of net deferred loan fees are included in interest revenue on loans and are insignificant. No tax-equivalent adjustments were made.

	Three Months Ended September 30,
	(dollars in thousands)
	2013			2012
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Cash and cash equivalents	$23,062	$8	0.14%	$43,871	$19	0.17%
Investment securities (2)	25,078	117	1.87%	11,548	65	2.25%
Mortgage-backed securities	89,065	395	1.77%	84,007	380	1.81%
Loans receivable, net (1)	158,156	2,089	5.28%	162,482	2,255	5.55%

Total interest-earning assets	295,361	2,609	3.53%	301,908	2,719	3.60%
Noninterest-earning assets	23,382			18,870

Total assets	$318,743			$320,778

Liabilities and Shareholders’ Equity:
Certificates of deposit	$180,557	$472	1.05%	$210,979	$706	1.34%
Money Market	29,226	9	0.12%	27,880	16	0.23%
Statement savings	15,393	2	0.05%	15,208	7	0.18%
NOW accounts	10,245	2	0.08%	6,650	1	0.06%

Total interest-bearing deposits	235,421	485	0.82%	260,717	730	1.12%
Noninterest-bearing deposits	15,715			22,445
Other noninterest-bearing liabilities	1,928			1,828

Total liabilities	253,064			284,990
Total shareholders’ equity	65,679			35,788

Total liabilities and shareholders’ equity	$318,743			$320,778

Net interest income		$2,124			$1,989

Net interest rate spread (3)			2.71%			2.49%

Net interest-earning assets (4)	$59,940			$41,191

Net interest margin (5)			2.88%			2.64%

Average interest-earning assets to average interest-bearing liabilities	125.46%			115.80%

(1)	Loans on non-accrual status are included in average loans carrying a zero yield.
(2)	Includes U.S agency securities, and to a much lesser extent, FHLMC debt securities and Federal Home Loan Bank equity securities.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. We recorded a $1.0 million provision for loan losses for the three months ended September 30, 2013 compared to no provision for loan losses for the three months ended September 30, 2012. The increased provision in the second quarter of 2013 was related to net charge offs totaling $586,000, largely related to three different commercial business borrowers, as well as an increase of $429,000 resulting from a reduction in the historical loss period we use in calculating average loan loss percentages for various classes of loans. These average loss percentages are applied to the various classes of loans as one factor in the determination of our allowance for loan losses. This reduction in the historical loss period increased the average loss percentages for certain classes of loans, while reducing others, with the effect of increasing the overall required allowance for loan losses balance calculated in accordance with ASC 450.

The allowance for loan losses was $2.7 million, or 53.8% of non-performing loans at September 30, 2013 compared to $1.8 million, or 41.9% of non-performing loans at September 30, 2012. During the three months ended September 30, 2013, loan charge offs totaled $603,000 with recoveries of $17,000, compared to $285,000 in charge offs and no recoveries during the three months ended September 30, 2012. During fiscal year 2014 we will continue our emphasis in growing commercial real estate and commercial business loans, which are generally considered to bear higher risk than one-to four-family mortgage loans and could contribute to higher provisions going forward.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended
	September 30,
	2013	2012
	(dollars in thousands)
Allowance for loan losses at beginning of period	$2,230	$2,107
Charge-offs:
Real estate loans:
One-to four-family	35	—
Commercial	—	—
Construction	—	—
Commercial	568	280
Home equity	—	5
Consumer	—	—

Total charge-offs	603	285
Recoveries	17	—

Net charge-offs	586	285
Provision for loan losses	1,015	—

Allowance for loan losses at end of period	$2,659	$1,822

Allowance for loan losses to non-performing loans	53.75%	42.47%

Allowance for loan losses to total loans outstanding at the end of the period	1.72%	1.13%

Net charge-offs to average loans outstanding during the period (not annualized)	0.36%	0.17%

Noninterest Revenue. Noninterest revenue decreased $40,000 to $191,000 for the three months ended September 30, 2013, compared to $231,000 for the three months ended September 30, 2012. The decrease was primarily attributable to a decrease of $94,000 in other noninterest revenue relating to the sale of SBA loans in the prior year quarter, offset by a $22,000 increase in service charges, a $22,000 increase in earnings on bank-owned life insurance (‘BOLI’), and a $10,000 increase in gains on sale of loans held for sale. The increase in BOLI income compared to the prior year is due to a $3.0 million purchase of BOLI in December 2012.

Noninterest Expense. Noninterest expense increased $153,000, or 7.5%, to $2.2 million for the three months ended September 30, 2013 from $2.0 million for the three months ended September 30, 2012. The largest components of this increase consisted of a $27,000 increase in salaries and benefits, a $45,000 increase in building occupancy and a $124,000 increase in professional services. These increases were partially offset by a $33,000 decrease in advertising, an $18,000 decrease in foreclosed real estate expense and a $15,000 decrease in data processing. The increase in salaries and benefits is primarily related to the expense associated with the new ESOP plan put in place in October 2012 as well as new hires and normal increases in salaries, partially offset by no bonus accrual in the current year. Also contributing to higher noninterest expense were the costs incurred for professional services relating to being a stock institution and the workout of problem loans, along with increased occupancy expense associated with current branch locations, including costs associated with closing our Belmar branch location. The cost savings from closing this branch have not been realized to date. Advertising expense decreased as a result of the rebranding effort that was undertaken last year.

Income tax Expense. We recorded a $389,000 income tax benefit for the three months ended September 30, 2013 after a net loss before income taxes of $890,000, compared to $42,000 of income tax expense for the three months ended September 30, 2012. The effective income tax rate was a negative 43.8% for the three months ended September 30, 2013 and 23.0% for the three months ended September 30, 2012. The reason the effective tax rate in the second quarter of fiscal 2014 period was negative is a result of the net loss before income taxes, as well as tax-exempt revenue totaling $124,000.

Comparison of Results of Operations for the Six Months Ended September 30, 2013 and 2012 (unaudited)

General. A net loss of $483,000 was reported for the six months ended September 30, 2013, compared to net income of $364,000 for the same six months ended September 30, 2012. The decrease resulted primarily from a $1.3 million increase in the provision for loan losses and a $377,000 increase in noninterest expenses, partially offset by a $161,000 increase in net interest income and a $594,000 decrease in income tax expense.

Net Interest Income. Net interest income increased $161,000, or 3.9%, to $4.3 million for the six months ended September 30, 2013 compared to $4.1 million for the six months ended September 30, 2012. The increase in net interest income primarily resulted from a decrease of $482,000 in interest expense, partially offset by a decrease of $322,000 in interest and dividend revenue. During fiscal 2014, the average cost of deposits (the Bank’s only interest-bearing liabilities), in particular certificates of deposit, declined slightly faster than the average yield earned on our interest-earning assets and had a positive impact on net interest income. In addition, average interest-earning assets increased slightly by $1.3 million to $301.2 million for the six months ended September 30, 2013 compared to the prior year period, along with a shift in interest-earning assets to higher yielding assets. As a result, our interest rate spread for the six months ended September 30, 2013 increased 6 basis points to 2.65% compared to 2.59% for the six month period ended September 30, 2012.

Interest and Dividend Revenue. Interest and dividend revenue decreased $322,000 to $5.3 million for the six months ended September 30, 2013 from $5.6 million for the six months ended September 30, 2012. The decrease resulted primarily from a $377,000 decrease in interest revenue on loans and a $14,000 decrease in interest revenue on federal funds sold and other bank deposits, partially offset by an increase of $69,000 in interest revenue on U.S. government agency and mortgage-backed securities.

Interest revenue on loans decreased $377,000, or 8.2%, to $4.2 million for the six months ended September 30, 2013, compared to $4.6 million for the six months ended September 30, 2012. The decrease in interest revenue on loans was primarily due to a $6.3 million decrease in the net average balance of loans from $165.2 million for the six months ended September 30, 2012 to $158.9 million for the six months ended September 30, 2013 due to the payoff of several larger commercial loans bearing higher rates of interest in the current quarter of 2013. This resulted in a 26 basis point decrease in the average yield on loans from 5.59% for the six months ended September 30, 2012 to 5.33% for the six months ended September 30, 2013. The decrease in average yields is also a reflection of the decrease in market interest rates for loan products.

Interest and dividend revenue on total securities increased $69,000 to $1.0 million for the six months ended September 30, 2013 from $955,000 for the six months ended September 30, 2012. The increase resulted from a $94,000 increase in interest revenue on U.S. government agency securities, offset by a $25,000 decrease in interest on mortgage-backed securities. The increase in interest on U.S. government agency securities was primarily due to an $11.3 million increase in the average balance of U.S. government agency securities to $26.0 million, offset by a 9 basis point decrease in the average yield to 1.81% for the period ended September 30, 2013 compared to the same period last year. The decrease in interest revenue from mortgage-backed securities was primarily due to a 28 basis point decrease in the average yield on mortgage-backed securities to 1.74% compared to 2.02% for the same period last year, partially offset by a $9.9 million increase in the average balance of mortgage-backed securities to $90.5 million at September 30, 2013.

Interest revenue associated with federal funds sold and other bank deposits decreased $14,000, or 41.5%, to $20,000 for the six months ended September 30, 2013 from $34,000 for the six months ended September 30, 2012. The decrease is primarily attributable to the average balance of federal funds sold and other bank deposits decreasing $13.6 million compared to the same period last year as a result of funds received in the prior year associated with the stock offering that was completed in October 2012.

Interest Expense. Interest expense, consisting entirely of the cost of interest-bearing deposits, decreased $482,000, or 31.8%, to $1.0 million for the six months ended September 30, 2013 from $1.5 million for the six months ended September 30, 2012. The decrease in the cost of interest-bearing deposits was due to a decrease of 29 basis points in the average rate paid on interest-bearing deposits to 0.86% for the six months ended September 30, 2013 from 1.15% for the six months ended September 30, 2012. The decrease in interest expense was also due to a $23.1 million, or 8.8%, decrease in the average balance of interest-bearing deposits from $263.2 million for the six months ended September 30, 2012 to $240.1 million for the six months ended September 30, 2013. The decline in the average balance of interest-bearing deposits was primarily due to our strategy to allow higher costing certificates of deposit to runoff at maturity and gradually replace them with lower-cost core deposits. The balance of certificates of deposit decreased $31.0 million to $176.4 million at September 30, 2013 from $207.4 million at September 30, 2012.

Average Balances, Interest and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest revenue and dividends from average interest-earning assets, the dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing revenue or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using monthly balances. Amortization of net deferred loan fees are included in interest revenue on loans and are insignificant. No tax-equivalent adjustments were made. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Six Months Ended September 30,
	(dollars in thousands)
	2013			2012
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-bearing deposits	$25,647	$20	0.16%	$39,222	$34	0.17%
Investment securities (2)	26,080	236	1.81%	14,821	141	1.90%
Mortgage-backed securities	90,515	789	1.74%	80,571	814	2.02%
Loans receivable, net (1)	158,928	4,239	5.33%	165,238	4,617	5.59%

Total interest-earning assets	301,170	5,284	3.51%	299,852	5,606	3.74%
Noninterest-earning assets	22,967			18,526

Total assets	$324,137			$318,378

Liabilities and Shareholders’ Equity:
Certificates of deposit	$185,986	$1,009	1.09%	$213,766	$1,455	1.36%
Money market	28,815	17	0.12%	27,153	44	0.32%
Statement savings	15,301	4	0.05%	15,206	15	0.20%
NOW accounts	9,974	3	0.06%	7,067	2	0.06%

Total interest-bearing deposits	240,076	1,033	0.86%	263,192	1,516	1.15%
Noninterest-bearing deposits	14,946			17,196
Other noninterest-bearing liabilities	2,523			2,323

Total liabilities	257,545			282,711
Total shareholders’ equity	66,592			35,667

Total liabilities and shareholders’ equity	$324,137			$318,378

Net interest income		$4,251			$4,090

Interest rate spread (3)			2.65%			2.59%

Net interest-earning assets (4)	$61,094			$36,660

Net interest margin (5)			2.82%			2.73%

Average interest-earning assets to average interest-bearing liabilities	125.45%			113.93%

(1)	Loans on non-accrual status are included in average loans carrying a zero yield.
(2)	Includes U.S agency securities, and to a much lesser extent, FHLMC debt securities and Federal Home Loan Bank equity securities.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. We recorded a $1.3 million provision for loan losses for the six months ended September 30, 2013 compared to a $58,000 provision for loan losses for the six months ended September 30, 2012. The increased provision in the current year was related to net charge offs totaling $731,000, largely related to three different commercial business borrowers, as well as an increase of $429,000 recorded in the current quarter of fiscal 2014 resulting from a reduction in the historical loss period we use in calculating average loan loss percentages for various classes of loans. These average loss percentages are applied to the various classes of loans as one factor in the determination of our allowance for loan losses. This reduction in the historical loss period increased the average loss percentages for certain classes of loans, while reducing others, with the effect of increasing the overall required allowance for loan losses balance calculated in accordance with ASC 450.

The allowance for loan losses was $2.7 million, or 53.8% of non-performing loans at September 30, 2013 compared to $1.8 million, or 41.9% of non-performing loans at September 30, 2012. During the six months ended September 30, 2013, loan charge offs totaled $772,000 with recoveries of $41,000, compared to $1.8 million in charge offs and no recoveries during the six months ended September 30, 2012. During fiscal year 2014 we will continue our emphasis in growing commercial real estate and commercial business loans, which are generally considered to bear higher risk than one-to four-family mortgage loans and could contribute to higher provisions going forward.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Six Months Ended
	September 30,
	2013	2012
	(dollars in thousands)
Allowance for loan losses at beginning of period Charge-offs:	$2,071	$3,552
Real estate loans:
One-to four-family	64	77
Commercial	—	489
Construction	—	337
Commercial	708	873
Home equity	—	5
Consumer	—	7

Total charge-offs	772	1,788
Recoveries	41	—

Net charge-offs	731	1,788
Provision for loan losses	1,319	58

Allowance for loan losses at end of period	$2,659	$1,822

Allowance for loan losses to non-performing loans	53.75%	42.47%

Allowance for loan losses to total loans outstanding at the end of the period	1.72%	1.13%

Net charge-offs to average loans outstanding during the period (not annualized)	0.45%	1.07%

Noninterest Revenue. Noninterest revenue increased $36,000 to $456,000 for the six months ended September 30, 2013, compared to $420,000 for the six months ended September 30, 2012. The increase was primarily attributable to a $33,000 increase in service charges, a $46,000 increase in earnings on bank-owned life insurance (‘BOLI’), and a $44,000 increase in gain on sale of investment securities, offset by a $94,000 decrease in other noninterest revenue relating to the sale of SBA loans in the prior year period. The increase in BOLI income compared to the prior year is due to a $3.0 million purchase of BOLI in December 2012.

Noninterest expense. Noninterest expense increased $377,000, or 9.6%, to $4.3 million for the six months ended September 30, 2013 from $3.9 million for the six months ended September 30, 2012. The largest components of this increase consisted of a $172,000 increase in salaries and benefits, a $53,000 increase in building occupancy and a $283,000 increase in professional services. These increases were partially offset by a $62,000 decrease in advertising, a $33,000 decrease in foreclosed real estate expense and a $21,000 decrease in federal deposit insurance premiums. The increase in salaries and benefits is primarily related to the expense associated with the new ESOP plan put in place in October 2012 as well as new hires and normal increases in salaries, offset by no bonus accrual in the current year. Also contributing to higher noninterest expense were the costs incurred for professional services relating to being a stock institution and the workout of problem loans, along with increased occupancy expense associated with current branch locations, including costs associated with closing our Belmar branch location. The cost savings from closing this branch have not been realized to date. Advertising expense decreased as a result of the rebranding effort that was undertaken last year and federal deposit insurance premiums decreased as deposit balances decreased over the past six months.

Income Tax Expense. We recorded a $455,000 income tax benefit for the six months ended September 30, 2013 after a net loss before income taxes of $938,000, compared to $139,000 of income tax expense for the six months ended September 30, 2012. The effective income tax rate was a negative 48.5% for the six months ended September 30, 2013 and 27.6% for the six months ended September 30, 2012. The reason the effective tax rate for the fiscal year 2014 is negative is a result of the net loss before income taxes, as well as tax-exempt revenue totaling $249,000.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending, and investing activities during any given period. At September 30, 2013, cash and cash equivalents totaled $27.6 million and securities classified as available-for-sale amounted to $110.9 million. Our liquidity has increased as a result of the $35.6 million received in net proceeds from the mutual-to-stock conversion completed on October 10, 2012. In addition, at September 30, 2013, the Bank had the ability to borrow a total of approximately $62.7 million or 20% of total assets from the Federal Home Loan Bank of Atlanta. The Bank also has two lines of credit totaling $6.0 million with one large financial institution. At September 30, 2013, we had no Federal Home Loan Bank advances outstanding or borrowings on the lines of credit.

Certificates of deposit due within one year of September 30, 2013 totaled $93.6 million, or 53.0% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods due to the current low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit due on or before September 30, 2014. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. At September 30, 2013, we had $26.5 million in commitments to extend credit outstanding.

We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2013, the Bank exceeded all of its regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 28, 2013. As of September 30, 2013, the risk factors of the Company have not changed materially from those disclosed in the annual report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of September 30, 2013 (unaudited) and March 31, 2013; (ii) the Consolidated Statements of Operations for the three and six months ended September 30, 2013 and 2012 (unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2013 and 2012 (unaudited); (iv) the Consolidated Statements of Equity for the six months ended September 30, 2013 and 2012 (unaudited); (v) the Consolidated Statement of Cash Flows for the six months ended September 30, 2013 and 2012 (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAMILTON BANCORP, INC.

Date: November 13, 2013	/s/ Robert A. DeAlmeida
Robert A. DeAlmeida
President and Chief Executive Officer

Date: November 13, 2013	/s/ John P. Marzullo
John P. Marzullo
Senior Vice President, Chief Financial Officer and Treasurer