Form 10-Q
period 2013-12-31
Hamilton Bancorp, Inc.
filed 2014-02-13
CIK 1551739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

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

3,517,850 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of February 13, 2014.

Hamilton Bancorp, Inc. and Subsidiaries

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Financial Condition

December 31, 2013 and March 31, 2013

	December 31, 2013	March 31, 2013
	(Unaudited)	(Audited)
Assets
Assets
Cash and due from banks	$3,659,401	$3,468,481
Federal funds sold and Federal Home Loan Bank deposit	3,735,561	9,590,434
Interest-bearing deposits in other banks	8,949,785	20,909,829

Cash and cash equivalents	16,344,747	33,968,744
Investment securities available for sale	111,294,347	116,233,943
Federal Home Loan Bank stock, at cost	405,100	400,600
Loans held for sale	—	196,743
Loans, less allowance for loan losses of $2,548,179 and $2,071,224	149,330,272	159,120,418
Premises and equipment	2,104,157	2,460,832
Foreclosed real estate	1,003,314	755,659
Accrued interest receivable	817,226	861,412
Bank-owned life insurance	11,912,899	11,622,667
Deferred income taxes	2,419,022	854,922
Income taxes refundable	500,538	1,222,027
Goodwill and other intangible assets	2,844,515	2,876,765
Other assets	1,494,133	1,387,419

Total Assets	$300,470,270	$331,962,151

Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$12,445,441	$11,546,214
Interest-bearing deposits	224,677,146	248,570,661

Total deposits	237,122,587	260,116,875
Advances by borrowers for taxes and insurance	265,898	769,000
Other liabilities	1,608,205	3,640,665

Total liabilities	238,996,690	264,526,540

Commitments and contingencies	—	—

Shareholders’ Equity
Common stock, $.01 par value, 100,000,000 shares authorized. Issued: 3,517,850 shares at December 31, 2013 and 3,703,000 shares at March 31, 2013	35,179	37,030
Additional paid in capital	32,803,021	35,554,350
Retained earnings	33,632,504	34,261,764
Unearned ESOP shares	(2,814,280)	(2,814,280)
Accumulated other comprehensive income	(2,182,844)	396,747

Total shareholders’ equity	61,473,580	67,435,611

Total Liabilities and Shareholders’ Equity	$300,470,270	$331,962,151

The accompanying notes are an integral part of these financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

Three and Nine Months Ended December 31, 2013 and 2012

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012

Interest revenue
Loans, including fees	$1,949,385	$2,217,531	$6,188,807	$6,833,584
U.S. government agency securities	111,360	71,171	341,721	208,548
Municipal bond securities	12,297	—	12,297	—
Mortgage-backed securities	420,717	283,160	1,209,410	1,097,304
Federal funds sold and other bank deposits	11,694	35,342	36,954	73,332

Total interest revenue	2,505,453	2,607,204	7,789,189	8,212,768

Interest expense
Deposits	450,753	675,889	1,484,243	2,191,753

Net interest income	2,054,700	1,931,315	6,304,946	6,021,015
Provision for loan losses	180,000	335,000	1,498,557	393,000

Net interest income after provision for loan losses	1,874,700	1,596,315	4,806,389	5,628,015

Noninterest revenue
Service charges	77,358	61,374	221,699	164,122
Gain (loss) on sale of investment securities	(3,380)	27,793	92,136	79,006
Gain on sale of loans held for sale	4,658	24,824	24,639	37,634
Gain on sale of fixed assets	82,518	—	82,518	—
Earnings on bank-owned life insurance	96,292	73,158	290,231	221,348
Other	1,876	8,996	4,364	105,488

Total noninterest revenue	259,322	196,145	715,587	607,598

Noninterest expenses
Salaries	837,596	547,509	2,463,620	2,070,664
Employee benefits	282,878	241,207	892,233	781,012
Occupancy	211,112	222,677	696,632	655,598
Advertising	59,448	100,334	178,003	280,649
Furniture and equipment	65,023	79,215	220,379	230,918
Data processing	161,881	133,780	447,516	417,669
Professional services	259,325	69,984	669,689	196,879
Deposit insurance premiums	64,139	70,605	188,525	215,552
Foreclosed real estate expense and losses	165,581	44,966	206,177	118,264
Other operating	306,687	222,749	776,905	705,949

Total noninterest expenses	2,413,670	1,733,026	6,739,679	5,673,154

Income (loss) before income taxes	(279,648)	59,434	(1,217,703)	562,459
Income tax (benefit) expense	(133,100)	(6,000)	(588,443)	133,000

Net (loss) income	$(146,548)	$65,434	$(629,260)	$429,459

Basic earnings (loss) per common share	$(0.04)	$0.02	$(0.19)	$0.12
Diluted earnings (loss) per common share	$(0.04)	$0.02	$(0.19)	$0.12

The accompanying notes are an integral part of these financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

Three and Nine Months Ended December 31, 2013 and 2012

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012

Net (loss) income	$(146,548)	$65,434	$(629,260)	$429,459
Other comprehensive income:
Unrealized (loss) gain on investment securities available for sale	(1,103,722)	(13,593)	(4,051,554)	447,211
Reclassification adjustment for realized (loss) gain on investment securities available for sale included in net income	3,380	(27,793)	(92,136)	(79,006)

Total unrealized (loss) gain on investment securities available for sale	(1,100,342)	(41,386)	(4,143,690)	368,205
Income tax (benefit) expense relating to investment securities available for sale	(415,655)	(12,608)	(1,564,099)	148,956

Other comprehensive (loss) income	(684,687)	(28,778)	(2,579,591)	219,249

Total comprehensive (loss) income	$(831,235)	$36,656	$(3,208,851)	$648,708

The accompanying notes are an integral part of these financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Nine Months Ended December 31, 2013 and 2012

	Common stock	Additional paid-in capital	Retained earnings	Unearned ESOP shares	Accumulated other comprehensive income	Total shareholders’ equity

Balance March 31, 2012	$—	$—	$34,433,899	$—	$630,854	$35,064,753

Net income	—	—	429,459	—	—	429,459
Unrealized gain on available for sale securities, net of tax effect of $148,956	—	—	—	—	219,249	219,249
Issuance of common stock	37,030	35,542,062	—	—	—	35,579,092
Acquisition of unearned ESOP shares	—	—	—	(2,962,400)	—	(2,962,400)

Balance December 31, 2012	$37,030	$35,542,062	$34,863,358	$(2,962,400)	$850,103	$68,330,153

Balance March 31, 2013	$37,030	$35,554,350	$34,261,764	$(2,814,280)	$396,747	$67,435,611

Net loss	—	—	(629,260)	—	—	(629,260)
Unrealized loss on available for sale securities, net of tax effect of $ (1,564,099)	—	—	—	—	(2,579,591)	(2,579,591)
Repurchase of common stock	(1,851)	(2,751,329)	—	—	—	(2,753,180)

Balance December 31, 2013	$35,179	$32,803,021	$33,632,504	$(2,814,280)	$(2,182,844)	$61,473,580

The accompanying notes are an integral part of these financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended December 31, 2013 and 2012

	Nine Months Ended December 31,
	2013	2012

Cash flows from operating activities
Interest received	$8,325,942	$9,601,849
Fees and commissions received	462,989	278,471
Interest paid	(1,495,133)	(2,237,718)
Cash paid to suppliers and employees	(8,681,143)	(4,959,320)
Origination of loans held for sale	(2,409,900)	(3,155,000)
Proceeds from sale of loans held for sale	2,631,282	3,192,634
Income taxes received (paid)	1,309,931	(758,210)

Net cash provided by operating activities	143,968	1,962,706

Cash flows from investing activities
Proceeds from maturities of certificates of deposit	—	248,000
Proceeds from sale of securities available for sale	5,976,673	13,048,297
Proceeds from maturing and called securities available for sale, including principal pay downs	17,143,276	43,690,170
Purchase of investment securities available for sale	(22,718,686)	(59,292,546)
Purchase of Federal Home Loan Bank stock	(4,500)	21,100
Loans made, net of principal repayments	7,282,487	4,495,259
Purchase of bank-owned life insurance	—	(3,000,000)
Purchase of premises and equipment	(34,295)	(239,765)
Proceeds from sale of foreclosed real estate	601,250	—
Proceeds from sale of fixed assets	226,400	—

Net cash provided (used) by investing activities	8,472,605	(1,029,485)

Cash flows from financing activities
Net decrease in
Deposits	(22,984,288)	(16,271,113)
Advances by borrowers for taxes and insurance	(503,102)	(656,887)
Proceeds from issuance of common stock	—	35,579,092

Repurchase of common stock	(2,753,180)	—

Purchase of unearned ESOP shares	—	(2,962,400)
Net cash provided (used) by financing activities	(26,240,570)	15,688,692

Net increase (decrease) in cash and cash equivalents	(17,623,997)	16,621,913

Cash and cash equivalents at beginning of period	33,968,744	35,249,548

Cash and cash equivalents at end of period	$16,344,747	$51,871,461

The accompanying notes are an integral part of these financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

	Nine Months Ended December 31,
	2013	2012

Reconciliation of net income to net cash provided (used) by operating activities
Net (loss) income	$(629,260)	$429,459
Adjustments to reconcile net income to net cash provided (used) by operating activities
Amortization of premiums on securities	486,778	1,312,093
Gain on sale of investment securities	(92,136)	(79,006)
Loss on sale of foreclosed real estate	154,409	—
Loan premium amortization	15,334	17,250
Deposit premium amortization	(10,000)	(41,000)
Core deposit intangible asset amortization	32,250	40,333
Premises and equipment depreciation and amortization	247,088	265,820
Gain on disposal of fixed assets	(82,518)	—
Provision for loan losses	1,498,557	393,000
Decrease (increase) in
Accrued interest receivable	44,186	47,148
Loans held for sale	196,743	—
Cash surrender value of life insurance	(290,232)	(221,348)
Income taxes refundable	721,489	(346,667)
Other assets	(106,714)	114,579
Increase (decrease) in
Accrued interest payable	(890)	(4,965)
Income taxes payable	—	(278,543)
Deferred loan origination fees	(9,546)	12,590
Other liabilities	(2,031,570)	301,963

Net cash provided by operating activities	$143,968	$1,962,706

Noncash investing activity
Real estate acquired through foreclosure	$1,003,314	$427,988

The accompanying notes are an integral part of these financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2013

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation

Hamilton Bancorp, Inc. (the “Company”) was incorporated on June 7, 2012 to serve as the stock holding company for Hamilton Bank (the “Bank”), a federally chartered savings bank. On October 10, 2012, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a mutual savings bank to a stock savings bank and became the wholly owned subsidiary of the Company. The conversion was accomplished through the sale and issuance of 3,703,000 shares of common stock at a price of $10.00 per share, through which the Company received proceeds of approximately $35,580,000, net of offering expenses of approximately $1,450,000. In connection with the conversion, the Bank’s Board of Directors adopted an employee stock ownership plan (the “ESOP”) which subscribed for 8.0% of shares sold in the offering, or 296,240 shares. Accordingly, the reported results for the period since the conversion date relate to the consolidated holding company and reported results for the period prior to the conversion date relate to the results for the Bank.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. We derived the balances as of March 31, 2013 from audited financial statements. Operating results for the nine months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014, or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013. Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation.

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

HAMILTON BANCORP, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the parent company and its wholly owned subsidiary, Hamilton Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Subsequent Events

Management has evaluated events and transactions subsequent to December 31, 2013 through February 13, 2014, the date these financial statements were issued. No significant subsequent events were identified that would affect the presentation of the financial statements.

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

When presented, basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Weighted average shares excludes unallocated ESOP shares. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Both the basic and diluted earnings per share for the three and nine months ended December 31, 2013 and 2012 are summarized below:

	Three months ended December 31, 2013	Three months ended December 31, 2012	Nine months ended December 31, 2013	Nine months ended December 31, 2012

Net income (loss)	$(146,548)	$65,434	$(629,260)	$429,459
Average common shares outstanding	3,335,196	3,699,609	3,392,675	3,699,609
Loss per common share - basic and diluted	$(0.04)	$0.02	$(0.19)	$0.12

The calculation of weighted average common shares outstanding for the three and nine month periods ended December 31, 2012, is based on the period from October 10, 2012, the date of the conversion stock issuance, through December 31, 2012.

Note 4:	Goodwill and Other Intangible Assets

On December 4, 2009, the Bank acquired a branch office in Pasadena, Maryland. The Bank paid premiums of $653,000 and $92,000 for the certificates of deposit and loans that were acquired, respectively. The premiums are being amortized over four years, which is the estimated lives of the certificates and loans. The Bank also purchased $757,432 of premises and equipment, which includes the building, land, and equipment. In addition, the Bank recorded goodwill totaling $2,664,432 and identifiable intangibles (core deposit intangible) totaling $434,000. The goodwill is deductible for tax purposes. We evaluate goodwill and other intangible assets for impairment on an annual basis. The core deposit intangible asset is being amortized over 10 years.

HAMILTON BANCORP, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The activity in goodwill and acquired intangible assets related to the branch purchase is as follows:

	Goodwill	Core deposit intangible

Balance March 31, 2012	$2,664,432	$263,666
Acquired during the period ended	—	—
Amortization	—	(40,333)

Balance December 31, 2012	$2,664,432	$223,333

	Goodwill	Core deposit intangible
Balance March 31, 2013	$2,664,432	$212,333

Acquired during the period ended	—	—
Amortization	—	(32,250)

Balance December 31, 2013	$2,664,432	$180,083

At December 31, 2013, future estimated annual amortization associated with the core deposit intangible is as follows:

Year ending December 31,	Amount

2014	$34,500
2015	28,917
2016	28,000
2017	28,000
2018	28,000
2019	28,000
2020	4,666

$180,083

Note 5:	Investment Securities Available for Sale

The amortized cost and fair value of securities at December 31, 2013 and March 31, 2013, are summarized as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2013

U.S. government agency	$25,048,572	$28,590	$1,634,956	$23,442,206
Municipal bond securities	3,248,818	4,014	38,052	3,214,780
Mortgage-backed	86,478,121	529,317	2,390,377	84,617,061

	114,775,511	561,921	4,063,385	111,274,047
FHLMC stock	6,681	13,619	—	20,300

	$114,782,192	$575,540	$4,063,385	$111,294,347

March 31, 2013

U.S. government agency	$27,075,038	$66,149	$111,939	$27,029,248
Mortgage-backed	88,496,379	1,015,105	311,549	89,199,935

	115,571,417	1,081,254	423,488	116,229,183
FHLMC stock	6,681	—	1,921	4,760

	$115,578,098	$1,081,254	$425,409	$116,233,943

HAMILTON BANCORP, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Proceeds from sales of investment securities were $5,976,673 and $13,048,297 during the nine months ended December 31, 2013 and 2012, respectively, with gains of $116,393 and losses of $24,257 for the nine months ended December 31, 2013 and gains of $122,314 and losses of $43,308 for the nine months ended December 31, 2012.

As of December 31, 2013, the Company had pledged one security to the Federal Reserve Bank with a book value of $2,000,000 and a fair value of $1,822,308.

As of December 31, 2013 and March 31, 2013, all mortgage-backed securities are backed by U.S. Government- Sponsored Enterprises (GSE’s).

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2013 and March 31, 2013 follow. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available for Sale
	December 31, 2013		March 31, 2013
	Amortized cost	Fair value	Amortized cost	Fair value

Maturing
Within one year	$1,007,300	$1,019,715	$1,505,451	$1,520,815
Over one to five years	5,041,273	5,056,706	6,575,873	6,620,671
Over five to ten years	17,000,000	15,477,315	11,999,256	11,938,889
Over ten years	5,248,817	5,103,250	6,994,458	6,948,873
Mortgage-backed, in monthly installments	86,478,121	84,617,061	88,496,379	89,199,935

	$114,775,511	$111,274,047	$115,571,417	$116,229,183

The following table presents the Company’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position at December 31, 2013 and March 31, 2013.

	Less than 12 months		12 months or longer		Total
	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value
December 31, 2013

U.S. government agency obligations	$1,404,445	$16,595,554	$230,511	$2,769,489	$1,634,956	$19,365,043
Municipal bond securities	38,052	2,137,030	—	—	38,052	2,137,030
Mortgage-backed	2,008,499	52,972,863	381,878	9,143,950	2,390,377	62,116,813
FHLMC stock	—	—	—	—	—	—

	$3,450,996	$71,705,447	$612,389	$11,913,439	$4,063,385	$83,618,886

March 31, 2013

U.S. government agency obligations	$111,939	$18,881,775	$—	$—	$111,939	$18,881,775
Mortgage-backed	298,271	35,541,939	13,278	3,373,491	311,549	38,915,430
FHLMC stock	—	—	1,921	4,760	1,921	4,760

	$410,210	$54,423,714	$15,199	$3,378,251	$425,409	$57,801,965

HAMILTON BANCORP, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The gross unrealized losses on debt securities are not considered by management to be other-than-temporary impairments. Management has the intent and ability to hold these securities until recovery of their value. In most cases, temporary impairment is caused by market interest rate fluctuations.

Note 6:	Loans Receivable and Allowance for Loan Losses

Loans receivable consist of the following at December 31, 2013 and March 31, 2013:

	December 31, 2013	March 31, 2013
Real estate loans
One-to four-family
Residential	$59,112,653	$63,912,507
Investor (1)	14,314,098	15,825,857
Commercial	42,884,297	36,238,661
Construction	4,591,293	3,508,125

	120,902,341	119,485,150
Commercial	17,889,211	26,936,644
Home equity loans	12,047,359	13,727,266
Consumer	1,125,516	1,122,770

Total Loans	151,964,427	161,271,830
Premium on loans purchased	—	15,334
Net deferred loan origination fees and costs	(85,976)	(95,522)
Allowance for loan losses	(2,548,179)	(2,071,224)

	$149,330,272	$159,120,418

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

The following tables set forth for the nine months ended December 31, 2013 and 2012 and for the year ended March 31, 2013, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

HAMILTON BANCORP, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

						Allowance		Loan Balance
Nine months ended: December 31, 2013	Allowance 3/31/2013	Provision for loan losses	Charge offs	Recoveries	Allowance 12/31/2013	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment

Real estate loans
One-to four-family	$372,390	$307,778	$192,084	$24,280	$512,364	$63,642	$448,722	$1,867,124	$71,559,627
Commercial	613,047	109,838	—	—	722,885	—	722,885	4,509,347	38,374,950
Construction	417,311	(68,729)	—	—	348,582	260,293	88,289	2,552,293	2,039,000
Commercial	635,840	1,136,854	883,732	40,850	929,812	—	929,812	5,072,234	12,816,977
Home equity loans	31,484	10,607	11,385	—	30,706	—	30,706	224,256	11,823,103
Consumer	1,152	2,209	—	469	3,830	—	3,830	—	1,125,516
Unallocated	—	—	—	—	—	—	—	—	—

	$2,071,224	$1,498,557	$1,087,201	$65,599	$2,548,179	$323,935	$2,224,244	$14,225,254	$137,739,173

						Allowance		Loan Balance
Nine months ended: December 31, 2012	Allowance 3/31/2012	Provision for loan losses	Charge offs	Recoveries	Allowance 12/31/2012	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment

Real estate loans
One-to four-family	$342,905	$232,591	$76,546	$—	$498,950	$194,656	$304,294	$1,880,992	$81,705,404
Commercial	879,698	335,970	701,272	—	514,396	—	514,396	1,406,421	34,065,939
Construction	1,047,658	(293,932)	337,076	—	416,650	416,650	—	3,479,463	—
Commercial	1,231,723	120,535	873,603	—	478,655	12,739	465,916	1,137,251	27,176,176
Home equity loans	41,829	(2,947)	5,330	—	33,552	—	33,552	23,513	14,601,680
Consumer	270	9,064	8,344	—	990	—	990	—	1,116,395
Unallocated	8,281	(8,281)	—	—	—	—	—	—	—

	$3,552,364	$393,000	$2,002,171	$—	$1,943,193	$624,045	$1,319,148	$7,927,640	$158,665,594

						Allowance		Loan Balance
Year ended March 31, 2013	Allowance 3/31/2012	Provision for loan losses	Charge offs	Recoveries	Allowance 3/31/2013	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment

Real estate loans
One-to four-family	$342,905	$284,263	$254,778	$—	$372,390	$66,504	$305,886	$1,795,014	$77,943,350
Commercial	879,698	434,621	701,272	—	613,047	—	613,047	4,806,293	31,432,368
Construction	1,047,658	(293,270)	337,077	—	417,311	417,311	—	3,508,125	—
Commercial	1,231,723	1,308,430	1,904,313	—	635,840	24,770	611,070	2,993,490	23,943,154
Home equity loans	41,829	(5,015)	5,330	—	31,484	—	31,484	21,874	13,705,392
Consumer	270	9,227	8,345	—	1,152	—	1,152	—	1,122,770
Unallocated	8,281	(8,281)	—	—	—	—	—	—	—

	$3,552,364	$1,729,975	$3,211,115	$—	$2,071,224	$508,585	$1,562,639	$13,124,796	$148,147,034

HAMILTON BANCORP, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Past due loans, segregated by age and class of loans, as of December 31, 2013 and March 31, 2013, were as follows. There were no loans ninety days or more past due and accruing interest at March 31, 2013.

December 31, 2013	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90 or more days past due	Total past due loans	Current loans	Totals loans	Accruing loans 90 or more days past due	Nonaccrual loans	Nonaccrual interest not accrued

Real estate loans
One-to four-family	$137,882	$177,007	$335,272	$650,161	$72,776,590	$73,426,751	$—	$341,314	$48,942
Commercial	—	—	1,437,955	1,437,955	41,446,342	42,884,297	302,389	1,135,566	251,112
Construction	2,552,293	—	—	2,552,293	2,039,000	4,591,293	—	—	—
Commercial	1,499,467	496,726	1,673,823	3,670,016	14,219,195	17,889,211	722,656	2,206,928	86,270
Home equity loans	47,170	—	204,383	251,553	11,795,806	12,047,359	—	204,383	7,026
Consumer	—	—	—	—	1,125,516	1,125,516	—	—	—

	$4,236,812	$673,733	$3,651,433	$8,561,978	$143,402,449	$151,964,427	$1,025,045	$3,888,191	$393,350

March 31, 2013	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90 or more days past due	Total past due loans	Current loans	Totals loans	Accruing loans 90 or more days past due	Nonaccrual loans	Nonaccrual interest not accrued

Real estate loans
One-to four-family	$756,123	$179,316	$1,371,429	$2,306,868	$77,431,496	$79,738,364	$—	$1,377,827	$159,594
Commercial	—	—	1,406,421	1,406,421	34,832,240	36,238,661	—	1,406,421	167,519
Construction	—	—	1,003,314	1,003,314	2,504,811	3,508,125	—	1,003,314	111,950
Commercial	1,865,563	—	319,167	2,184,730	24,751,914	26,936,644	—	1,307,290	21,643
Home equity loans	63,106	—	36,891	99,997	13,627,269	13,727,266	—	36,891	1,302
Consumer	—	—	—	—	1,122,770	1,122,770	—	—	—

	$2,684,792	$179,316	$4,137,222	$7,001,330	$154,270,500	$161,271,830	$—	$5,131,743	$462,008

HAMILTON BANCORP, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Impaired Loans as of and for the nine months ended December 31, 2013 and the year ended March 31, 2013 were as follows:

December 31, 2013	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance	Average recorded investment	Interest recognized

Real estate loans
One-to four-family	$2,028,011	$979,496	$887,628	$1,867,124	$63,642	$1,981,530	$64,320
Commercial	5,222,450	4,509,347	—	4,509,347	—	4,748,079	215,026
Construction	2,552,293	—	2,552,293	2,552,293	260,293	2,543,966	130,689
Commercial	6,341,532	5,072,234	—	5,072,234	—	5,727,817	255,596
Home equity loans	236,258	224,256	—	224,256	—	225,060	7,838
Consumer	—	—	—	—	—	—	—

	$16,380,544	$10,785,333	$3,439,921	$14,225,254	$323,935	$15,226,452	$673,469

March 31, 2013	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance	Average recorded investment	Interest recognized

Real estate loans
One-to four-family	$2,766,726	$1,373,947	$900,717	$2,274,664	$66,504	$2,476,899	$78,717
Commercial	5,498,540	4,806,293	—	4,806,293	—	5,045,501	237,838
Construction	3,853,728	1,003,314	2,504,811	3,508,125	417,311	3,462,305	168,173
Commercial	3,586,694	2,783,250	210,240	2,993,490	24,770	3,231,026	124,040
Home equity loans	22,554	21,874	—	21,874	—	24,166	425
Consumer	—	—	—	—	—	—	—

	$15,728,242	$9,988,678	$3,615,768	$13,604,446	$508,585	$14,239,897	$609,193

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

HAMILTON BANCORP, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

The following tables present the December 31, 2013 and March 31, 2013, balances of classified loans based on the risk grade. Classified loans include Special Mention, Substandard, and Doubtful loans.

	Special mention	Substandard	Doubtful	Total
December 31, 2013

Real estate loans
One-to four-family	$1,618,882	$512,280	$—	$2,131,162
Commercial	2,877,377	4,509,347	—	7,386,724
Construction	—	2,552,293	—	2,552,293
Commercial	3,584,215	5,072,234	—	8,656,449
Home equity loans	19,873	204,383	—	224,256
Consumer	—	—	—	—

	$8,100,347	$12,850,537	$—	$20,950,884

March 31, 2013

Real estate loans
One-to four-family	$1,767,930	$1,371,429	$—	$3,139,359
Commercial	—	4,806,293	—	4,806,293
Construction	—	3,508,125	—	3,508,125
Commercial	1,220,111	2,993,490	—	4,213,601
Home equity loans	51,659	36,891	—	88,550
Consumer	—	—	—	—

	$3,039,700	$12,716,228	$—	$15,755,928

HAMILTON BANCORP, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

A summary of TDRs at December 31, 2013 and March 31, 2013 follows:

	Number of contracts	Performing	Nonperforming	Total
December 31, 2013

Real estate loans
One-to four-family	5	$1,481,000	$6,419	$1,487,419
Commercial	—	—	—	—
Construction	—	—	—	—
Commercial	3	73,323	892,623	965,946
Home equity loans	1	—	19,873	19,873
Consumer	—	—	—	—

	9	$1,554,323	$918,915	$2,473,238

March 31, 2013

Real estate loans
One-to four-family	4	$1,436,343	$6,630	$1,442,973
Commercial	—	—	—	—
Construction	—	—	—	—
Commercial	3	—	1,177,788	1,177,788
Home equity loans	1	21,874	—	21,874
Consumer	—	—	—	—

	8	$1,458,217	$1,184,418	$2,642,635

The following table presents the number of contracts and the dollar amount of TDRs that were added during the nine month period ended December 31, 2013. The amount shown reflects the outstanding loan balance at the time of the modification.

	Number of contracts	Outstanding recorded investment
Nine months ended December 31, 2013

Real estate loans
One-to four-family	1	$72,104
Commercial	—	—
Construction	—	—
Commercial	—	—
Home equity loans	—	—
Consumer	—	—

	1	$72,104

HAMILTON BANCORP, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The following table represents loans that were modified as TDRs within the previous 12 months and have subsequently defaulted in the nine months ended December 31, 2013 and 2012. Payment default under a TDR is defined as any TDR that is 90 days or more past due since the loan was modified.

	Nine months ended December 31,
	2013		2012
TDR Loan Type	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial	1	$196,667	—	$—

The recorded investment of the commercial TDR loan as of December 31, 2013 reflects a partial charge-off of $47,060 during the quarter ended March 31, 2013 and a subsequent payment of $122,500 from the auction of repossessed equipment. There is additional collateral that the bank has yet to collect upon. Management does not expect to incur any additional losses on this particular loan.

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

The Bank had the following outstanding commitments and unused lines of credit as of December 31, 2013 and March 31, 2013:

	December 31, 2013	March 31, 2013

Unused commercial lines of credit	$4,151,031	$8,161,901
Unused home equity lines of credit	17,529,321	17,346,101
Mortgage loan commitments	89,000	837,000
Home equity loan commitments	50,000	132,500
Construction loan commitments	647,707	240,875
Commercial loan commitments	600,000	7,710,000

HAMILTON BANCORP, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7:	Regulatory Capital Ratios

The Office of the Comptroller of the Currency has adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. The capital ratios and minimum capital requirements of the Bank at December 31, 2013 and March 31, 2013 were as follows:

			Minimum		To be well
	Actual		capital requirement		capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2013

Total risk-based capital (to risk-weighted assets)	$46,401	28.05%	$13,233	8.00%	$16,541	10.00%
Tier 1 capital (to risk-weighted assets)	44,328	26.80%	6,616	4.00%	9,924	6.00%
Tier 1 capital (to adjusted total assets)	44,328	15.30%	11,592	4.00%	14,491	5.00%

March 31, 2013

Total risk-based capital (to risk-weighted assets)	$46,956	26.70%	$14,068	8.00%	$17,586	10.00%
Tier 1 capital (to risk-weighted assets)	44,885	25.52%	7,034	4.00%	10,551	6.00%
Tier 1 capital (to adjusted total assets)	44,885	14.13%	12,707	4.00%	15,884	5.00%

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

In its regulatory report filed as of December 31, 2013, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. Management is not aware of any events that would have caused this classification to change. Management has no plans that should change the classification of the capital adequacy.

Note 8:	Stock Option Plans

On November 18, 2013, the Company’s shareholders approved the 2013 Equity Incentive Plan (the “Plan”) at the annual meeting of shareholders. The Plan reserves 518,420 common stock shares for issuance to employees, officers, and directors of the Company upon the exercise of stock options (370,300 shares) and restricted stock grants that may be awarded (148,120 shares) under the Plan. On February 3, 2014 the Company granted to employees, officers and directors 77,250 in restricted stock awards. In addition, the Company granted 225,150 stock options at an exercise price of $13.85, which is equal to the market value of the Company stock on that date.

Note 9:	Fair Value Measurements

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

HAMILTON BANCORP, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

Fair value measurements on a recurring basis

Securities available for sale – If quoted prices are available in an active market for identical assets, securities are classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. As of December 31, 2013 and March 31, 2013, the Bank has categorized its investment securities available for sale as follows:

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total

December 31, 2013

U.S. government agency	$—	$23,442,206	$—	$23,442,206
Municipal bond securities	—	3,214,780	—	3,214,780
Mortgage-backed	—	84,617,061	—	84,617,061
FHLMC stock	20,300	—	—	20,300

Total investment securities available for sale	$20,300	$111,274,047	$—	$111,294,347

March 31, 2013

U.S. government agency	$—	$27,029,248	$—	$27,029,248
Mortgage-backed	—	89,199,935	—	89,199,935
FHLMC stock	4,760	—	—	4,760

Total investment securities available for sale	$4,760	$116,229,183	$—	$116,233,943

Fair value measurements on a nonrecurring basis

Impaired Loans - The Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of December 31, 2013 and March 31, 2013, the fair values consist of loan balances of $14,225,254 and $13,604,446 that have been written down by $323,935 and $508,585, respectively, as a result of specific loan loss allowances.

Foreclosed real estate – The Bank’s foreclosed real estate is measured at fair value less estimated cost to sell. As of December 31, 2013 and March 31, 2013, the fair value of foreclosed real estate was estimated to be $1,003,314 and $755,659, respectively. Fair value was determined based on offers and/or appraisals. Cost to sell the assets was based on standard market factors. The Company has categorized its foreclosed assets as Level 3.

HAMILTON BANCORP, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total
December 31, 2013

Impaired loans	$—	$—	$13,901,319	$13,901,319
Foreclosed real estate	—	—	1,003,314	1,003,314

Total impaired loans and foreclosed real estate	$—	$—	$14,904,633	$14,904,633

March 31, 2013

Impaired loans	$—	$—	$13,095,861	$13,095,861
Foreclosed real estate	—	—	755,659	755,659

Total impaired loans and foreclosed real estate	$—	$—	$13,851,520	$13,851,520

The following table reconciles the beginning and ending balance of foreclosed real estate, which is measured on a nonrecurring basis using significant unobservable, level 3, inputs:

Balance, March 31, 2013	$755,659
Transfer to foreclosed real estate	1,003,314
Proceeds from sale of foreclosed real estate	(601,250)
Loss on sale of foreclosed real estate	(154,409)

Balance, December 31, 2013	$1,003,314

The remaining financial assets and liabilities are not reported on the balance sheets at fair value on a recurring basis. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	December 31, 2013		March 31, 2013
	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets
Level 1 inputs
Cash and cash equivalents	$16,344,747	$16,344,747	$33,968,744	$33,968,744

Level 2 inputs
Loans held for sale	—	—	196,743	203,416
Federal Home Loan Bank stock	405,100	405,100	400,600	400,600
Bank-owned life insurance	11,912,899	11,912,899	11,622,667	11,622,667

Level 3 inputs
Loans receivable, net	149,330,272	151,511,232	159,120,418	162,443,898

Financial liabilities
Level 1 inputs
Advances by borrowers for taxes and insurance	265,898	265,898	769,000	769,000

Level 3 inputs
Deposits	237,122,587	236,140,400	260,116,875	261,490,896

HAMILTON BANCORP, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

The fair values of cash and cash equivalents, certificates of deposit in other banks, and advances by borrowers for taxes and insurance are estimated to equal the carrying amount. These are Level 1 inputs.

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

Comparison of Financial Condition at December 31, 2013 and March 31, 2013

Assets. Total assets decreased $31.5 million, or 9.5%, to $300.5 million at December 31, 2013 from $332.0 million at March 31, 2013. The decrease was primarily the result of a $17.6 million decrease in cash and cash equivalents, a $4.9 million decrease in total securities, and a $10.0 million decrease in loans receivable and loans held for sale, partially offset by a $1.6 million increase in deferred income taxes due to the recent increase in interest rates and their impact on unrealized gains and losses within the investment portfolio.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $17.6 million, or 51.9%, to $16.3 million at December 31, 2013 from $34.0 million at March 31, 2013. The decrease in cash and cash equivalents funded a $23.0 million decrease in overall deposit balances and a $2.0 million payment for an unsettled security, partially offset by a $4.9 million decrease in investment securities and an overall decrease in net loans receivable of $9.8 million that included a $1.0 million loan transfer to foreclosed real estate.

Securities. Total securities decreased $4.9 million, or 4.2%, to $111.3 million at December 31, 2013, as U.S. government agency securities decreased $3.6 million and mortgage-backed securities decreased $4.6 million, which decreases were partially offset by the purchase of $3.2 million in municipal bond securities. The decrease in securities was partly due to the sale of four mortgage-backed securities with proceeds of $5.9 million and $116,000 in gains and $24,000 in losses on the sales. The remaining decrease is primarily attributable to $17.1 million in principal repayments and a $4.1 million decrease in the fair value of securities resulting from the increase in interest rates over the past nine months. The decreases were partially offset by the purchase of $19.5 million in mortgage-backed securities and collateralized mortgage obligations during the nine months ended December 31, 2013.

Loans. Net loans, including loans held for sale, decreased by $10.0 million, or 6.3%, to $149.3 million at December 31, 2013 from $159.3 million at March 31, 2013, after an increase in net loans of $2.1 million in the first quarter of the fiscal year. The largest decline in loans over the most recent nine months was a $9.0 million decrease in commercial business loans. Over the past two quarters, several larger commercial loan borrowers paid off their outstanding loan balances and refinanced with other financial institutions. In addition, residential one- to four-family loans decreased $6.3 million as these loans either paid down, repaid or refinanced and newly originated residential mortgages were sold in the secondary market at a premium. Home equity loans and lines of credit also decreased $1.7 million, or 12.2%, to $12.0 million at December 31, 2013. Commercial loans, consisting of construction, commercial business and commercial real estate loans, decreased by $1.3 million, or 2.0%, to $65.4 million at December 31, 2013. Commercial business loans, as noted earlier, decreased by 33.6% to $17.9 million at December 31, 2013. The decrease in commercial business loans was partially offset by increases of $6.6 million and $1.1 million in commercial real estate and construction loans, respectively. The increase in commercial real estate and construction loans reflects the settlement of several large loans over the nine months ended December 31, 2013 and the Company’s continued focus on originating these types of loans.

Premises and Equipment. Premises and equipment decreased $357,000, or 14.5%, to $2.1 million at December 31, 2013 from $2.5 million at March 31, 2013. The decrease is due to the closure of the Bank’s Belmar branch office in August 2013 and the final sale of the building and land in the current quarter. Management felt it made sense to close the Belmar branch due to its close proximity to one of the Bank’s other four remaining branch locations.

Deposits. Total deposits decreased $23.0 million, or 8.8%, to $237.1 million at December 31, 2013 from $260.1 million at March 31, 2013. The decline in deposits was due to the continued decrease in time deposits. Time deposits decreased $23.9 million, or 12.2%, to $172.2 million at December 31, 2013 compared to $196.0 million at March 31, 2013. We have continued to allow higher costing certificates of deposit to runoff at maturity over the first nine months of fiscal 2014. The Company remains focused on changing its deposit mix to rely less on certificates of deposit as a primary funding source and attract lower costing core deposits. Checking accounts have increased $1.2 million or 5.7% from $20.4 million at March 31, 2013 during the nine months ended December 31, 2013. While checking accounts increased $5.6 million to $26.0 million at September 30, 2013 compared to March 31, 2013, such accounts declined $4.4 million to $21.6 million at December 31, 2013. The decline in checking accounts over the last quarter is primarily associated with interest-free commercial checking accounts. Money market accounts have decreased $240,000 to $28.0 million at December 31, 2013 compared to $28.2 million at March 31, 2013 and savings accounts have remained virtually unchanged since March 31, 2013 decreasing $40,000 to $15.4 million as of December 31, 2013.

Borrowings. We had no borrowings outstanding at December 31, 2013 or March 31, 2013.

Equity. Total equity decreased $6.0 million, or 8.8%, to $61.5 million at December 31, 2013 from $67.4 million at March 31, 2013. The decrease in equity was attributable to a 5.0% stock buyback program completed in November 2013 for $2.8 million. In addition, the Company has experienced a $629,000 net loss year-to-date and a $2.6 million decrease in accumulated other comprehensive income due to the negative impact of rising interest rates on the market value of the investment portfolio during the past nine months.

Comparison of Asset Quality at December 31, 2013 and March 31, 2013

Non-performing assets increased slightly by $28,000 to $5.9 million at December 31, 2013 compared to March 31, 2013. Total nonperforming assets were 2.0% of total assets at the end of the current quarter, compared to 1.8% at March 31, 2013. Non-performing asset for the respective periods were as follow:

	As Of and For The Nine Months Ended December 31, 2013	As Of and For The Six Months Ended September 30, 2013	As Of and For The Fiscal Year Ended March 31, 2013
	(dollars in thousands)

Nonaccruing loans	$3,888	$4,272	$5,132
Accruing loans delinquent more than 90 days	1,025	675	—
Foreclosed assets	1,003	1,759	756

Total nonperforming assets	$5,916	$6,706	$5,888

ASC 450 - Allowance for loan losses	$2,224	$2,346	$1,562
ASC 310 - Impaired loan valuation allowance	324	313	509

Total allowance for loan losses	$2,548	$2,659	$2,071

Nonperforming loans decreased $219,000 from $5.1 million at March 31, 2013, to $4.9 million at December 31, 2013. The decrease in nonperforming loans is primarily attributable to nonaccrual loans. Nonaccrual loans decreased $1.2 million, or 24.2%, to $3.9 million at December 31, 2013 compared to $5.1 million at March 31, 2013. The $1.2 million decrease in nonaccrual loans is due to a $1.0 million nonaccrual participation loan that was transferred to foreclosed real estate in the second quarter upon foreclosure by the lead bank. Nonaccrual loans include three commercial business loans totaling $1.3 million, one of which is a troubled debt restructure, that are paying as agreed but have been placed on nonaccrual by management until the borrower can show improved cash flow. Also included in nonaccrual loans at December 31, 2013 are several loans totaling $1.0 million that are on accrual status and paying under the contractually agreed upon terms, however, they are 90 days past their contractual maturity date and are therefore reported as nonperforming loans. There were no such loans reported as of March 31, 2013.

The provision for loan losses totaled $180,000 for the quarter ended December 31, 2013 compared to a $335,000 provision for the same quarter in fiscal 2013. The provision for loan losses totaled $1.5 million for the nine months ended December 31, 2013 compared to $393,000 for the same period in fiscal 2013. The provision for loan losses in the third quarter of fiscal 2014 was related to net charge offs totaling $291,000, largely related to one commercial business borrower totaling $176,000 and several smaller 1-4 family residential loans equaling $128,000. The provision for loan losses due to the net charge offs was partially offset by a declining loan portfolio.

The allowance for loan losses at December 31, 2013 totaled $2.5 million, or 1.68% of total loans, compared to $2.1 million at March 31, 2013, or 1.28% of total loans. The $477,000 increase in the allowance for loan losses was primarily the result of the $1.5 million provision for loan losses, partially offset by the $1.0 million in net charge-off of loans for the nine months ending December 31, 2013.

Foreclosed real estate increased $248,000 to $1.0 million at December 31, 2013 from $756,000 at March 31, 2013. However, since September 30, 2013, foreclosed real estate has decreased $756,000 due to the sale of one of two properties held in foreclosed real estate. The remaining property held in foreclosed real estate at December 31, 2013, consists of a partially developed parcel of land that was transferred to foreclosed real estate in the second quarter of the current year upon foreclosure by the lead bank. The property is currently being listed for sale by the lead bank.

Comparison of Results of Operations for the Three Months Ended December 31, 2013 and 2012 (unaudited)

General. A net loss of $147,000 was reported for the three months ended December 31, 2013, compared to net income of $65,000 for the three months ended December 31, 2012. The decrease resulted primarily from a $681,000 increase in noninterest expenses, partially offset by a $123,000 increase in net interest income, a 63,000 increase in noninterest revenue, a $127,000 increase in income tax benefit and a $155,000 decrease in provision for loan losses.

Net Interest Income. Net interest income increased $123,000, or 6.4%, to $2.1 million for the three months ended December 31, 2013 compared to $1.9 million for the three months ended December 31, 2012. The increase in net interest income was due to a $ 225,000 decrease in interest expense, partially offset by a $102,000 decrease in interest income. The decrease in interest expense was primarily due to the decrease in both the average balance and cost of funds for interest bearing deposits (the Bank’s only interest-bearing liabilities), in particular certificates of deposit. The decline in interest earning assets was due to declines in the average balance of interest-earning assets, despite an increase in the yield on interest-earnings assets from period to period. Our interest rate spread for the three months ended December 31, 2013 increased 55 basis points to 2.72%, compared to 2.17% for the three month period ended December 31, 2012 and the net interest margin increased 50 basis points to 2.88% for the three months ended December 31, 2013 from 2.38% for the three months ended December 31, 2012. The relatively large increase in the net interest rate spread and margin when comparing periods was primarily due to the excess cash received from the oversubscription of the initial stock offering in the third quarter of last fiscal year that reduced the overall yield on interest earning assets in that period.

Interest and Dividend Revenue. Interest and dividend revenue decreased $102,000 to $2.5 million for the three months ended December 31, 2013 from $2.6 million for the three months ended December 31, 2012. The decrease resulted primarily from a $268,000 decrease in interest revenue on loans and a $24,000 decrease in interest revenue on federal funds sold and other bank deposits, partially offset by an increase of $190,000 in interest revenue on investment securities.

Interest on loans decreased $268,000, or 12.1%, to $1.9 million for the three months ended December 31, 2013, compared to $2.2 million for the three months ended December 31, 2012. The decrease in interest revenue on loans was primarily due to a $14.3 million decrease in the net average balance of loans from $162.6 million for the three months ended December 31, 2012 to $148.3 million for the three months ended December 31, 2013 due to the payoff of several larger commercial loans bearing higher rates of interest during the current year. This resulted in both the decrease in average balance and a 19 basis point decrease in the average yield on loans from 5.45% for the three months ended December 31, 2012 to 5.26% for the three months ended December 31, 2013. The decrease in average yields on loans is also a reflection of the decrease in market interest rates for loan products.

Interest and dividend revenue on total securities increased $190,000 to $544,000 for the three months ended December 31, 2013 from $354,000 for the three months ended December 31, 2012. The increase resulted from a $52,000 increase in interest revenue on U.S. government agency and municipal bond securities and $138,000 increase in interest revenue on mortgage-backed securities. The increase in interest revenue on U.S. government agency securities and municipal bonds was primarily due to a $11.7 million increase in the average balance of these securities to $25.8 million, including $3.2 million in newly purchased municipal bonds, partially offset by a 15 basis point decrease in the average yield to 1.95% for the period ended December 31, 2013 compared to the same period last year. The increase in interest revenue from mortgage-backed securities was primarily due to a $5.0 million increase in the average balance on mortgage-backed securities to $86.6 million and a 55 basis point increase in the average yield to 1.94% for the period ended December 31, 2013 compared to the same period last year.

Interest revenue associated with federal funds sold and other bank deposits decreased $24,000, or 66.9%, to $12,000 for the three months ended December 31, 2013 from $35,000 for the three months ended December 31, 2012. The decrease is primarily attributable to the average balance of federal funds sold and other bank deposits decreasing $41.1 million compared to the same period last year as a result of funds received in the prior year associated with the oversubscribed stock offering that was completed in October 2012.

Interest Expense. Interest expense, consisting entirely of the cost of interest-bearing deposits, decreased $225,000, or 33.3%, to $451,000 for the three months ended December 31, 2013 from $676,000 for the three months ended December 31,

2012. The decrease in the cost of interest-bearing deposits was due to a decrease of 26 basis points in the average rate paid on interest-bearing deposits to 0.79% for the three months ended December 31, 2013 from 1.05% for the three months ended December 31, 2012. The decrease in interest expense was also due to a $29.2 million, or 11.4%, decrease in the average balance of interest-bearing deposits from $256.7 million for the three months ended December 31, 2012 to $227.5 million for the three months ended December 31, 2013. The decline in the average balance of interest-bearing deposits was primarily due to our strategy to allow higher costing certificates of deposit to runoff at maturity and gradually replace them with lower-cost core deposits. The balance of certificates of deposit decreased $30.2 million to $172.2 million at December 31, 2013 from $202.4 million at December 31, 2012.

Average Balances, Interest and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest revenue and dividends from average interest-earning assets, the dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing revenue or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using average daily balances. Amortization of net deferred loan fees are included in interest revenue on loans and are insignificant. No tax-equivalent adjustments were made. Nonaccrual loans have been included in the table as loans carrying a zero yield.

	Three Months Ended December 31,
	(dollars in thousands)
	2013			2012
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Assets:
Cash and cash equivalents	$24,734	$9	0.15%	$65,844	$33	0.20%
Investment securities (2)	25,788	126	1.95%	14,114	74	2.10%
Mortgage-backed securities	86,596	420	1.94%	81,619	283	1.39%
Loans receivable, net (1)	148,331	1,951	5.26%	162,606	2,217	5.45%

Total interest-earning assets	285,449	2,506	3.51%	324,183	2,607	3.22%
Noninterest-earning assets	22,937			19,630

Total assets	$308,386			$343,813

Liabilities and Shareholders’ Equity:
Certificates of deposit	$173,834	$439	1.01%	$205,208	$657	1.28%
Money Market	28,959	9	0.12%	27,989	14	0.20%
Statement savings	15,419	2	0.05%	15,184	4	0.11%
NOW accounts	9,243	1	0.04%	8,291	1	0.05%

Total interest-bearing deposits	227,455	451	0.79%	256,672	676	1.05%
Noninterest-bearing deposits	14,935			18,162
Other noninterest-bearing liabilities	2,018			2,121

Total liabilities	244,408			276,955
Total shareholders’ equity	63,978			66,858

Total liabilities and shareholders’ equity	$308,386			$343,813

Net interest income		$2,055			$1,931

Net interest rate spread (3)			2.72%			2.17%

Net interest-earning assets (4)	$57,994			$67,511

Net interest margin (5)			2.88%			2.38%

Average interest-earning assets to average interest-bearing liabilities	125.50%			126.30%

(1)	Loans on non-accrual status are included in average loans carrying a zero yield.
(2)	Includes U.S agency securities, municipal bonds and to a much lesser extent, FHLMC debt securities and Federal Home Loan Bank equity securities.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. We recorded an $180,000 provision for loan losses for the three months ended December 31, 2013 compared to a $335,000 provision for loan losses for the same quarter ended 2012. The provision for loan losses in the third quarter of fiscal 2014 was related to net charge offs totaling $291,000, largely related to one commercial business borrower totaling $176,000 and several smaller 1-4 family residential loans equaling $128,000. The provision for loan losses due to the net charge offs was partially offset by a declining loan portfolio.

The allowance for loan losses was $2.5 million, or 51.9% of non-performing loans at December 31, 2013 compared to $1.9 million, or 44.6% of non-performing loans at December 31, 2012. During the three months ended December 31, 2013, loan charge offs totaled $315,000 with recoveries of $24,000, compared to $213,000 in charge offs and no recoveries during the three months ended December 31, 2012. During fiscal year 2014 we will continue our emphasis in growing commercial real estate and commercial business loans, which are generally considered to bear higher risk than one-to four-family mortgage loans and could contribute to higher provisions going forward.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended December 31,
	2013	2012
	(dollars in thousands)

Allowance for loan losses at beginning of period	$2,659	$1,822
Charge-offs:
Real estate loans:
One-to four-family	128	—
Commercial	—	—
Construction	—	—
Commercial	176	213
Home equity	11	—
Consumer	—	—

Total charge-offs	315	213
Recoveries	24	—

Net charge-offs	291	213
Provision for loan losses	180	335

Allowance for loan losses at end of period	$2,548	$1,944

Allowance for loan losses to non-performing loans	51.86%	44.61%

Allowance for loan losses to total loans outstanding at the end of the period	1.68%	1.17%

Net charge-offs to average loans outstanding during the period (not annualized)	0.19%	0.13%

Noninterest Revenue. Noninterest revenue increased $63,000, or 32.2% to $259,000 for the three months ended December 31, 2013, compared to $196,000 for the three months ended December 31, 2012. The increase is attributable to the sale of the Belmar branch property in December 2013, which resulted in a gain of approximately $83,000. Management closed the Belmar branch in August 2013 to better manage costs due to its close proximity to one of the Bank’s other four remaining branch locations. The increase was also attributable to a $23,000 increase in earnings on bank-owned life insurance (“BOLI”) and a $16,000 increase in service charges, partially offset by a $31,000 decrease in gain on sale of investments and a $20,000 decrease in gain on sale of loans held for sale. The increase in BOLI income this quarter compared to the prior year quarter is due to a $3.0 million purchase of BOLI in December 2012.

Noninterest Expense. Noninterest expense increased $681,000, or 39.3%, to $2.4 million for the three months ended December 31, 2013 from $1.7 million for the three months ended December 31, 2012. The largest components of this increase consisted of a $332,000 increase in salaries and benefits, an $189,000 increase in professional services, a $28,000 increase in data processing and a $121,000 increase in foreclosed real estate expense and losses. The increase in salary and benefits is due to cost associated with the new ESOP plan and the effect of an accounting entry in the prior year period to reverse out the year-to-date bonus accrual. Legal and professional services increased due to the added costs associated with operating as a public company and the workouts on problem loans. The Bank recorded a $154,000 loss on the sale of REO property. The Bank, however, is expecting to receive an additional $200,000 from the buyer at a future date contingent on the buyer being able to obtain certain permits from the State of Maryland. Due to the contingent terms of this sale, the Bank has not recognized the additional $200,000 as income at this time. The increases in noninterest expense were partially offset by a $41,000 decrease in advertising and a $14,000 decrease in furniture and equipment expense.

Income tax Expense. We recorded a $133,000 income tax benefit for the three months ended December 31, 2013 after a net loss before income taxes of $280,000, compared to a $6,000 income tax benefit for the three months ended December 31, 2012. The effective income tax rate was a negative 47.6% for the three months ended December 31, 2013 and a negative 10.1% for the three months ended December 31, 2012. The negative tax rate for the three months ended December 31, 2013 was a result of the net loss before income taxes, as well as tax-exempt revenue totaling $136,000.

Comparison of Results of Operations for the Nine Months Ended December 31, 2013 and 2012 (unaudited)

General. A net loss of $629,000 was reported for the nine months ended December 31, 2013, compared to net income of $429,000 for the nine months ended December 31, 2012. The decrease resulted primarily from a $1.1 million increase in the provision for loan losses and a $1.1 million increase in noninterest expenses, partially offset by a $284,000 increase in net interest income, a $108,000 increase in noninterest revenue and a $721,000 decrease in income tax expense.

Net Interest Income. Net interest income increased $284,000, or 4.7%, to $6.3 million for the nine months ended December 31, 2013 compared to $6.0 million for the nine months ended December 31, 2012. The increase in net interest income primarily resulted from a decrease of $708,000 in interest expense, partially offset by a decrease of $424,000 in interest and dividend revenue. During fiscal 2014, the average cost of deposits (the Bank’s only interest-bearing liabilities), in particular certificates of deposit, declined slightly faster than the average yield earned on our interest-earning assets resulting in a higher interest rate spread. As a result, our interest rate spread for the nine months ended December 31, 2013 increased 23 basis points to 2.67% compared to 2.44% for the nine month period ended December 31, 2012 and the net interest margin also increased 23 basis points to 2.84% for the nine months ended December 31, 2013 from 2.61% for the nine months ended December 31, 2012. In addition, average interest-earning assets decreased by a smaller percentage than interest-bearing deposits. Average interest-earning assets decreased $12.0 million or 3.9% compared to interest-bearing deposits that decreased $25.1 million or 9.6% for the nine months ended December 31, 2013 compared to the prior year period, along with a shift in interest-earning assets to higher yielding assets. Interest and Dividend Revenue. Interest and dividend revenue decreased $424,000 to $7.8 million for the nine months ended December 31, 2013 from $8.2 million for the nine months ended December 31, 2012. The decrease resulted primarily from a $645,000 decrease in interest revenue on loans and a $36,000 decrease in interest revenue on federal funds sold and other bank deposits, partially offset by an increase of $258,000 in interest revenue on investment securities.

Interest revenue on loans decreased $645,000, or 9.4%, to $6.2 million for the nine months ended December 31, 2013, compared to $6.8 million for the nine months ended December 31, 2012. The decrease in interest revenue on loans was primarily due to a $9.0 million decrease in the net average balance of loans from $164.4 million for the nine months ended December 31, 2012 to $155.4 million for the nine months ended December 31, 2013 due to the payoff of several larger commercial loans bearing higher rates of interest during the current year. This resulted in both a decrease in average balance and a 23 basis point decrease in the average yield on loans from 5.54% for the nine months ended December 31, 2012 to 5.31% for the nine months ended December 31, 2013. The decrease in average yields is also a reflection of the decrease in market interest rates for loan products.

Interest and dividend revenue on total securities increased $258,000 to $1.6 million for the nine months ended December 31, 2013 from $1.3 million for the nine months ended December 31, 2012. The increase resulted from a $145,000 increase in interest revenue on U.S. government agency securities and municipal bonds and an $112,000 increase in interest on mortgage-backed securities. The increase in interest revenue on U.S. government agency securities and municipal bonds was primarily due to a $11.4 million increase in the average balance of these securities to $26.0 million, including $3.2 million in newly purchased municipal bonds, partially offset by an 11 basis point decrease in the average yield to 1.86% for the nine month period ended December 31, 2013 compared to the same period last year. The increase in interest revenue from mortgage-backed securities was primarily due to an $8.3 million increase in the average balance of mortgage-backed securities to $89.2 million for the nine months ended December 31, 2013. The average yield on mortgage-backed securities remained the same at 1.81% for the nine month period ended December 31, 2013 compared to the same period last year.

Interest revenue associated with federal funds sold and other bank deposits decreased $36,000, or 49.6%, to $37,000 for the nine months ended December 31, 2013 from $73,000 for the nine months ended December 31, 2012. The decrease is primarily attributable to the average balance of federal funds sold and other bank deposits decreasing $22.8 million compared to the same period last year as a result of funds received in the prior year associated with the oversubscribed stock offering that was completed in October 2012.

Interest Expense. Interest expense, consisting entirely of the cost of interest-bearing deposits, decreased $708,000, or 32.3%, to $1.5 million for the nine months ended December 31, 2013 from $2.2 million for the nine months ended December 31, 2012. The decrease in the cost of interest-bearing deposits was due to a decrease of 28 basis points in the average rate paid on interest-bearing deposits to 0.84% for the nine months ended December 31, 2013 from 1.12% for the nine months ended December 31, 2012. The decrease in interest expense was also due to a $25.1 million, or 9.6%, decrease in the average balance of interest-bearing deposits from $261.0 million for the nine months ended December 31, 2012 to $235.9 million for the nine months ended December 31, 2013. The decline in the average balance of interest-bearing deposits was primarily due to our strategy to allow higher costing certificates of deposit to runoff at maturity and gradually replace them with lower-cost core deposits. The balance of certificates of deposit decreased $30.2 million to $172.2 million at December 31, 2013 from $202.4 million at December 31, 2012.

Average Balances, Interest and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest revenue and dividends from average interest-earning assets, the dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing revenue or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using monthly balances. Amortization of net deferred loan fees are included in interest revenue on loans and are insignificant. No tax-equivalent adjustments were made. Nonaccrual loans have been included in the table as loans carrying a zero yield.

	Nine Months Ended December 31,
	(dollars in thousands)
	2013			2012
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-bearing deposits	$25,342	$29	0.15%	$48,096	$67	0.19%
Investment securities (2)	25,983	362	1.86%	14,586	215	1.97%
Mortgage-backed securities	89,209	1,209	1.81%	80,920	1,097	1.81%
Loans receivable, net (1)	155,395	6,189	5.31%	164,361	6,834	5.54%

Total interest-earning assets	295,929	7,789	3.51%	307,963	8,213	3.56%
Noninterest-earning assets	22,958			18,893

Total assets	$318,887			$326,856

Liabilities and Shareholders’ Equity:
Certificates of deposit	$181,935	$1,448	1.06%	$210,913	$2,112	1.34%
Money market	28,863	26	0.12%	27,431	58	0.28%
Statement savings	15,340	6	0.05%	15,199	19	0.17%
NOW accounts	9,731	4	0.05%	7,475	3	0.05%

Total interest-bearing deposits	235,869	1,484	0.84%	261,018	2,192	1.12%
Noninterest-bearing deposits	14,942			17,518
Other noninterest-bearing liabilities	2,355			2,256

Total liabilities	253,166			280,792
Total shareholders’ equity	65,721			46,064

Total liabilities and shareholders’ equity	$318,887			$326,856

Net interest income		$6,305			$6,021

Interest rate spread (3)			2.67%			2.44%

Net interest-earning assets (4)	$60,060			$46,945

Net interest margin (5)			2.84%			2.61%

interest-bearing liabilities	125.46%			117.99%

(1)	Loans on non-accrual status are included in average loans carrying a zero yield.
(2)	Includes U.S agency securities, municipal bonds and to a much lesser extent, FHLMC debt securities and Federal Home Loan Bank equity securities.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses. We recorded a $1.5 million provision for loan losses for the nine months ended December 31, 2013 compared to a $393,000 provision for loan losses for the nine months ended December 31, 2012. The increased provision in the current year was related to net charge offs totaling $1.0 million, largely related to four different commercial business borrowers, as well as an increase of $429,000 recorded in the second quarter of fiscal 2014 resulting from a reduction in the historical loss period we use in calculating average loan loss percentages for various classes of loans. These average loss percentages are applied to the various classes of loans as one factor in the determination of our allowance for loan losses. The reduction in the historical loss period increased the average loss percentages for certain classes of loans, while reducing others, with the effect of increasing the overall required allowance for loan losses balance calculated in accordance with ASC 450.

The allowance for loan losses was $2.5 million, or 51.9% of non-performing loans at December 31, 2013 compared to $1.9 million, or 44.6% of non-performing loans at December 31, 2012. During the nine months ended December 31, 2013, loan charge offs totaled $1.1 million with recoveries of $66,000, compared to $2.0 million in charge offs and no recoveries during the nine months ended December 31, 2012. During fiscal year 2014 we will continue our emphasis in growing commercial real estate and commercial business loans, which are generally considered to bear higher risk than one-to four-family mortgage loans and could contribute to higher provisions going forward.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Nine Months Ended
	December 31,
	2013	2012
	(dollars in thousands)

Allowance for loan losses at beginning of period	$2,071	$3,552
Charge-offs:
Real estate loans:
One-to four-family	192	77
Commercial	—	701
Construction	—	337
Commercial	884	874
Home equity	11	5
Consumer	—	8

Total charge-offs	1,087	2,002
Recoveries	66	—

Net charge-offs	1,021	2,002
Provision for loan losses	1,498	393

Allowance for loan losses at end of period	$2,548	$1,943

Allowance for loan losses to non-performing loans	51.86%	44.61%

Allowance for loan losses to total loans outstanding at the end of the period	1.68%	1.17%

Net charge-offs to average loans outstanding during the period (not annualized)	0.65%	1.22%

Noninterest Revenue. Noninterest revenue increased $108,000 to $716,000 for the nine months ended December 31, 2013, compared to $608,000 for the nine months ended December 31, 2012. A portion of the increase is attributable to the sale of the Belmar branch property in December 2013, which resulted in a gain of approximately $83,000. Management closed the Belmar branch in August 2013 to better manage costs due to its close proximity to one of the Bank’s other remaining four branch locations. The increase in noninterest revenue was also the result of a $58,000 increase in service charges, a $69,000 increase in earnings on bank-owned life insurance (‘BOLI’), and a $13,000 increase in gain on sale of investment securities, offset by a $13,000 decrease in gain on sale of loans held for sale and a $101,000 decrease in other noninterest revenue relating to the sale of SBA loans in the prior year period. The increase in BOLI income compared to the prior year is due to a $3.0 million purchase of BOLI in December 2012.

Noninterest expense. Noninterest expense increased $1.1 million, or 18.8%, to $6.7 million for the nine months ended December 31, 2013 from $5.7 million for the nine months ended December 31, 2012. The largest components of this increase consisted of a $504,000 increase in salaries and benefits, a $473,000 increase in professional services, a $41,000 increase in occupancy expense and an $88,000 increase in foreclosed real estate expense and losses. The increase in salary expense is due to the effect of an accounting entry in the prior year period to reverse out the year-to-date bonus accrual, as well as the cost of the new ESOP plan, additional staff and annual increases in salaries. Legal and professional services increased due to the added costs associated with operating as a public company and the workouts on problem loans. The Bank recorded a $154,000 loss on the sale of REO property. The Bank, however, is expecting to receive an additional $200,000 from the buyer at a future date contingent on the buyer being able to obtain certain permits from the State of Maryland. Due to the contingent terms of this sale, the Bank has not recognized the additional $200,000 as income at this time. The increases in noninterest expense were partially offset by a $103,000 decrease in advertising and a $27,000 decrease in deposit insurance premiums as deposit balances have decreased over the past nine months.

Income Tax Expense. We recorded a $588,000 income tax benefit for the nine months ended December 31, 2013 after a net loss before income taxes of $1.2 million, compared to $133,000 of income tax expense for the nine months ended December 31, 2012. The effective income tax rate was a negative 48.3% for the nine months ended December 31, 2013 and 23.6% for the nine months ended December 31, 2012. The negative tax for the fiscal year 2014 was a result of the net loss before income taxes, as well as tax-exempt revenue totaling $384,000.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending, and investing activities during any given period. At December 31, 2013, cash and cash equivalents totaled $16.3 million and securities classified as available-for-sale amounted to $111.3 million. Our liquidity has increased as a result of the $35.6 million received in net proceeds from the mutual-to-stock conversion completed on October 10, 2012. In addition, at December 31, 2013, the Bank had the ability to borrow a total of approximately $60.1 million or 20% of total assets from the Federal Home Loan Bank of Atlanta. The Bank also has two lines of credit totaling $6.0 million with one large financial institution. At December 31, 2013, we had no Federal Home Loan Bank advances outstanding or borrowings on available lines of credit.

Certificates of deposit due within one year of December 31, 2013 totaled $96.0 million, or 55.8% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods due to the current low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit due on or before December 31, 2014. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. At December 31, 2013, we had $23.1 million in commitments to extend credit outstanding.

We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2013, the Bank exceeded all of its regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 28, 2013. As of December 31, 2013, the risk factors of the Company have not changed materially from those disclosed in the annual report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of the Company’s common stock by the Company during the quarter ended December 31, 2013.

PURCHASES OF EQUITY SECURITIES BY COMPANY (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Maximum number of shares that may yet be purchased under the program (1)
October 2013	—	$—	—	—
November 2013	185,150	14.87	185,150	—
December 2013	—	—	—	—

Total	—	$14.87	185,150	—

(1)	On November 18, 2013, the Company announced the adoption of a stock repurchase program under which the Company could repurchase up to 185,150 shares of its common stock, or approximately 5% of the then current outstanding shares. The program provided for repurchases through open market or private transactions, through block trades, and pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The Company has completed the repurchase of all 185,150 shares permitted under the program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of December 31, 2013 (unaudited) and March 31, 2013; (ii) the Consolidated Statements of Operations for the three and nine months ended December 31, 2013 and 2012 (unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2013 and 2012 (unaudited); (iv) the Consolidated Statements of Equity for the nine months ended December 31, 2013 and 2012 (unaudited); (v) the Consolidated Statement of Cash Flows for the nine months ended December 31, 2013 and 2012 (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

*	This information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAMILTON BANCORP, INC.

Date: February 13, 2014	/s/ Robert A. DeAlmeida
Robert A. DeAlmeida
President and Chief Executive Officer

Date: February 13, 2014	/s/ John P. Marzullo
John P. Marzullo
Senior Vice President, Chief Financial Officer and Treasurer