Form 10-K
period 2014-03-31
Hamilton Bancorp, Inc.
filed 2014-06-27
CIK 1551739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of September 30, 2013 was $—.

The number of shares outstanding of the registrant’s common stock as of June 27, 2014 was 3,415,345.

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

In this Annual Report , the terms “we,” “our,” and “us” refer to Hamilton Bancorp, Inc. and Hamilton Bank, unless the context indicates another meaning. In addition, we sometimes refer to Hamilton Bancorp, Inc. as “Hamilton Bancorp,” and to Hamilton Bank as the “Bank.”

PART I

Item 1.	BUSINESS

General

Hamilton Bancorp, Inc. is a Maryland chartered corporation established in June 2012 to become the holding company for Hamilton Bank in connection with the Bank’s mutual-to-stock conversion. On October 11, 2012 the mutual-to-stock conversion was completed and the Bank became the wholly owned subsidiary of the Company. On that date the Company sold and issued 3,703,000 shares of its common stock at a price of $10.00 per share and received net offering proceeds of approximately $35.6 million. Hamilton Bancorp’s principal business activity is the ownership of the Bank’s capital stock and the management of the offering proceeds it retained in connection with the Bank’s conversion. Hamilton Bancorp does not own or lease any property but instead uses the premises, equipment and other property of the Bank with the payment of appropriate rental fees, as required by applicable law and regulations, under the terms of an expense allocation agreement. In the future, Hamilton Bancorp may acquire or organize other operating subsidiaries; however, there are no current plans, arrangements, agreements or understandings, written or oral, to do so.

Hamilton Bank is a federally chartered savings bank that has served the banking needs of its customers since 1915. Hamilton Bank is headquartered in Towson, which is located in Baltimore County, Maryland. The Bank conducts business primarily from its four full-service banking offices located in Baltimore City, Maryland and the Maryland counties of Baltimore and Anne Arundel. Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential mortgage loans (including owner-occupied and investor loans), commercial real estate loans, commercial business loans, home equity loans and lines of credit, construction loans and, to a limited extent, consumer loans (consisting primarily of loans secured by deposits and automobile loans). At March 31, 2014, $72.1 million, or 49.8%, of our total loan portfolio was comprised of permanent residential mortgage loans.

We also invest in securities, which consist primarily of U.S. government agency and municipal bond obligations, mortgage-backed securities and collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises, and to a much lesser extent, equity securities of government-sponsored enterprises.

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

Market Area

We conduct our operations from our four full-service banking offices in Maryland. Our primary deposit market includes the areas surrounding our banking offices in Cockeysville, Pasadena, Towson, and the Hamilton area of Baltimore City. In August 2013, we closed our branch office in the Overlea area of Baltimore City due to its close proximity to one of our four remaining branch locations. Our primary lending market includes Baltimore City and the Maryland counties of Anne Arundel and Baltimore. However, we occasionally make loans secured by property located outside of our primary lending market, especially to borrowers with whom we have an existing relationship or who have a significant presence within our primary market. Our primary lending market contains a diverse cross section of employment sectors, with a mix of services, manufacturing, wholesale/retail trade, federal and local government, health care facilities and finance related employment. The city of Baltimore is now considered a major center for the financial services and health services industries.

In recent years Baltimore City and Baltimore County have experienced relatively slow growth, while Anne Arundel County has grown at a faster pace. The stronger population growth experienced in Anne Arundel County has been reflected in higher household income and lower unemployment. Median household income during 2012 for Baltimore City, Baltimore County and Anne Arundel County was approximately $39,000, $62,000 and $89,000, respectively, compared to $71,000 and $51,000 for Maryland and the United States, respectively. Baltimore City, Baltimore County and Anne Arundel County reported preliminary unemployment rates of 8.3%, 5.8% and 4.9%, respectively, for December 2013, compared to the statewide and national unemployment rates of 6.1% and 6.7%, respectively.

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

As of June 30, 2013 (the latest date for which information is available), our market share was 0.41% of total deposits in Baltimore City, making us the 12th largest out of 35 financial institutions in Baltimore City based upon deposit share as of that date. In addition, as of June 30, 2013, our deposit market share was 0.71% and 0.47% of total deposits in Baltimore County and Anne Arundel County, respectively, making us the 21st largest out of 41 financial institutions in Baltimore County and the 18th largest out of 30 financial institutions in Anne Arundel County. The market share data provided above does not reflect the closing of our branch office in the Overlea area of Baltimore City in August 2013.

Lending Activities

General. Historically, our principal lending activity was the origination, for retention in our portfolio, of mortgage loans collateralized by one- to four-family residential real estate located within our primary market area. However, in 2009 we changed our business strategy to become less reliant upon one- to four-family lending and to emphasize commercial business and commercial real estate lending. In connection with this strategy, we have hired three commercial real estate and commercial business loan officers with strong experience in these lending areas. In addition, several new back office commercial loan personnel have been hired in the past six months to assist with the record keeping, underwriting, and monitoring of our commercial loan portfolio. Previously the Bank utilized the services of third parties to conduct the underwriting analysis of such loans based on our underwriting policies. However, in the past year we have begun to transition the commercial loan underwriting analysis in-house. In the past we have purchased commercial business and commercial real estate loans and participated in commercial and commercial real estate loans originated by other institutions. We currently sell almost all of our one- to four-family mortgage loans with terms over 10 years into the secondary market. In addition to commercial business loans, commercial real estate loans and residential mortgage loans, we also make home equity loans and lines of credit, residential and commercial construction loans, and, to a much lesser extent, consumer loans. A portion of the loans that we make for one- to four-family properties are made to investors who reside in our community.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated. Amounts shown do not include loans held for sale equal to $-0-, $197,000, $-0-, $-0- and $331,000 at March 31, 2014, 2013, 2012, 2011 and 2010, respectively.

	At March 31,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential mortgage loans:
One- to four-family residential	$57,674	39.8%	$63,912	39.6%	$76,687	44.2%
One- to four-family investor	14,000	9.7	15,826	9.8	17,265	9.9
Construction	3,268	2.3	3,508	2.2	3,865	2.2
Commercial real estate	41,406	28.6	36,239	22.5	31,018	17.9

Total real estate loans	116,348	80.4	119,485	74.1	128,835	74.2

Commercial business loans	15,657	10.8	26,937	16.7	27,158	15.7
Consumer:
Home equity loans and lines of credit	11,660	8.0	13,727	8.5	16,344	9.4
Other consumer	1,154	0.8	1,123	0.7	1,181	0.7

Total consumer loans	12,815	8.8	14,850	9.2	17,525	10.1

Total loans receivable	144,819	100.0%	161,272	100.0%	173,518	100.0%

Premium on purchased loans	—		15		38
Net deferred loan origination fees and costs	(119)		(96)		(100)
Allowance for loan losses	(1,786)		(2,071)		(3,552)

Total loans receivable, net	$142,914		$159,120		$169,904

	At March 31,
	2011		2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential mortgage loans:
One- to four-family residential	$92,144	51.5%	$117,607	65.0%
One- to four-family investor	19,568	10.9	19,949	11.0
Construction	6,514	3.6	2,837	1.6
Commercial real estate	21,034	11.7	11,421	6.3

Total real estate loans	139,260	77.7	151,814	83.9

Commercial business loans	19,425	10.8	8,574	4.7
Consumer:
Home equity loans and lines of credit	19,224	10.8	19,224	10.7
Other consumer	1,310	0.7	1,353	0.7

Total consumer loans	20,534	11.5	20,577	11.4

Total loans receivable	179,219	100.0%	180,965	100.0%

Premium on purchased loans	61		84
Net deferred loan origination fees and costs	(206)		(261)
Allowance for loan losses	(1,183)		(567)

Total loans receivable, net	$177,891		$180,221

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at March 31, 2014. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family Residential Real Estate		One- to Four-Family Investor Real Estate		Construction Real Estate		Commercial Real Estate
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending March 31,
2015	$41	4.19%	$188	6.26%	$3,268	6.31%	$1,709	3.25%
2016	1,188	5.01	56	5.46	—	—	6,374	7.12
2017	1,032	5.51	7,266	7.02	—	—	4,840	5.58
2018 to 2019	3,061	4.77	1,072	6.38	—	—	12,901	5.23
2020 to 2024	10,745	4.11	4,824	6.36	—	—	15,097	5.11
2025 to 2029	4,525	4.54	140	5.00	—	—	—	—
2030 and beyond	37,082	4.93	454	6.26	—	—	485	5.15

Total	$57,674	4.75%	$14,000	6.68%	$3,268	6.31%	$41,406	5.44%

	Commercial Business		Home Equity Loans and Lines of Credit		Other Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending March 31,
2015	$9,215	4.67%	$28	5.37%	$65	2.60%	$14,514	4.88%
2016	429	5.13	434	5.17	5	6.50	8,486	6.61
2017	127	6.00	263	3.90	—	—	13,528	6.32
2018 to 2019	3,102	6.62	295	4.19	14	4.50	20,445	5.42
2020 to 2024	2,585	4.17	1,593	5.54	—	—	34,844	4.92
2025 to 2029	—	—	4,294	3.91	—	—	8,959	4.25
2030 and beyond	199	6.50	4,753	4.13	1,070	3.34	44,043	4.83

Total	$15,657	5.02%	$11,660	4.28%	$1,154	3.33%	$144,819	5.15%

Fixed and Adjustable-Rate Loan Schedule. The following table sets forth at March 31, 2014, the dollar amount of all fixed-rate and adjustable-rate loans due after March 31, 2015.

	Due after March 31, 2015
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$57,132	$501	$57,633
One- to four-family investor	13,733	79	13,812
Construction	—	—	—
Commercial	39,697	—	39,697
Commercial business loans	5,571	871	6,442
Consumer loans:
Home equity loans and lines of credit	6,154	5,478	11,632
Other consumer	1,089	—	1,089

Total loans	$123,376	$6,929	$130,305

Residential Mortgage Loans. Hamilton Bank originates mortgage loans secured by owner occupied one- to four-family residential properties. To a lesser extent, we have also made loans to investors for the purchase of one- to four-family residential properties that are not owner-occupied. As of March 31, 2014, we had a total of $72.1 million of residential mortgage loans secured by one- to four-family properties, of which $58.1 million, or 80.6%, were secured by properties serving as the primary residence of the owner. The remaining $14.0 million, or 19.4%, of such loans were secured by non owner-occupied properties. Almost all of our residential mortgage loans are secured by properties in the Greater Baltimore area.

Historically, the terms of our one- to four-family mortgage loans retained in our portfolio ranged from 10 to 30 years. In order to lower our interest rate risk, beginning in 2009 we have sold to the secondary market almost all one- to four-family loans that we originate with terms exceeding 10 years. During fiscal 2014 and 2013, we sold $2.4 million and $3.6 million of one- to four-family mortgage loans that we originated, respectively. Our residential mortgage portfolio is almost entirely comprised of fixed-rate loans, with 99.2% of residential mortgage loans due after March 31, 2015 having fixed rates at March 31, 2014. During the year ended March 31, 2014, we originated no residential mortgage loans with adjustable-rates.

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

In an effort to provide financing for first-time home buyers, we offer 30-year fixed-rate one- to four-family mortgage loans with loan-to-value ratios up to 95%, which cannot be readily sold to the secondary market and are held in portfolio. In fiscal 2014 and 2013, we did not originate any such loans which we did not sell.

We also make “jumbo loans” (loans above $417,000, the current maximum conforming loan amount as established by the Federal Housing Finance Agency) that we typically sell into the secondary market. Jumbo loans that we originate and sell, typically have 30 year terms and maximum loan-to-value ratios of 80%. At March 31, 2014, our largest outstanding jumbo residential mortgage loan was for $1.6 million and was performing in accordance with its original terms.

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

Commercial Real Estate Loans. We originate commercial real estate loans in the Greater Baltimore area that are secured by properties used for business purposes such as small office buildings or retail facilities. We have increased our origination of commercial real estate loans over the last several years, and intend to continue to grow this portion of our loan portfolio in the future. At March 31, 2014, commercial real estate loans totaled $41.4 million, which amounted to 28.6% of total loans, compared to approximately $11.4 million, or 6.3% of total loans, at March 31, 2010.

Our commercial real estate loans are underwritten based on our loan underwriting polices. Our policies provide that such loans may be made in amounts of up to 80% of the appraised value of the property, provided that the property is more than 50% owner-occupied, or 75% of the appraised value of the property if it is not owner-occupied. Our commercial real estate loans have terms of up to 5 years and amortize for a period of up to 20 years. Interest rates may be fixed or adjustable. If adjustable, then they are generally based on the Prime rate of interest.

The regulatory loan-to-one borrower limit is 15% of a bank’s unimpaired capital plus unimpaired surplus. As a result of the additional capital received in the stock offering, Hamilton Bank’s loans-to-one borrower limit is approximately $6.9 million. We have adopted an internal limit of $4.8 million. We generally target commercial real estate loans with balances of $250,000 to $3.0 million. At March 31, 2014, our commercial real estate loans had an average balance of $920,000. At that same date, our largest commercial real estate relationship included several loans totaling $5.0 million. These loans were secured by several restaurants, and were performing in accordance with their original terms at March 31, 2014.

Commercial real estate lending involves additional risks compared to one- to four-family residential lending because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, and/or the collateral value of the commercial real estate securing the loan. Repayment of such loans may be subject, to a greater extent than residential loans, to adverse conditions in the real estate market or the economy. Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. Commercial real estate loans generally have a higher rate of interest and shorter term than residential mortgage loans because of increased risks associated with commercial real estate lending. We seek to minimize these risks through our underwriting standards. Recently we have experienced a decrease in delinquencies and non-performing loans in our commercial real estate loan portfolio. See “Risk Factors—Our entry into commercial real estate and commercial business lending has resulted in higher losses on our loans.”

Commercial Business Loans. We originate commercial business loans and lines of credit secured by non-real estate business assets. These loans are generally originated to small businesses in our primary market area. Our commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. We have increased our origination of commercial business loans over the last few years, and intend to continue to grow this portfolio at a moderate pace. At March 31, 2014, commercial business loans and lines of credit outstanding totaled $15.7 million, which amounted to 10.8% of total loans, compared to approximately $8.6 million, or 4.7% of total loans, at March 31, 2010. At March 31, 2014, we also had $2.6 million of unfunded commitments on such loans.

Our commercial business loans have terms up to 5 years at both fixed and adjustable rates of interest, although, adjustable rates of interest are preferred and obtained when possible. Our commercial business loans are underwritten based on our commercial business loan underwriting policies. The lending officers prepare a report on each loan application and present it to the board of directors or the appropriate loan committee. Our lending policies require that commercial business loans secured by accounts receivable do not exceed 75% of the value of the outstanding receivables less than 90 days past due. Commercial business advances secured by inventory are not to exceed 40% of the inventory book value and those secured by equipment are not to exceed 90% of the equipment’s carrying cost. We typically avoid making commercial business loans to purchase highly specialized, custom made equipment which may be difficult to dispose of in the event of default. When making commercial business loans, we consider the financial statements, lending history and debt service capabilities of the borrower (generally requiring a minimum debt service coverage ratio of 1.25:1.00), the projected cash flows of the business, and the value of the collateral, if any. Almost all commercial business loans are guaranteed by the principals of the borrower.

Hamilton Bank is also qualified to make Small Business Administration (“SBA”) loans. The SBA program is an economic development program which finances the expansion of small businesses. Under the SBA program, we originate and fund loans under the SBA 7(a) Loan Program which qualify for guarantees up to 90% of principal and accrued interest. We also originate loans under the SBA’s CDC/504 Loan Program in which we generally provide 50% of the financing, taking a first lien on the real property as collateral. We do not treat the SBA guarantee as a substitute for a borrower meeting our credit standards, and, except for minimum capital levels or maximum loan terms, the borrower must meet our other credit standards as applicable to loans outside the SBA process. During fiscal 2014, we originated $75,000 of loans under SBA programs, compared to $1.1 million and $4.3 million of such loans originated in fiscal 2013 and 2012, respectively

We focus on the origination of commercial business loans in amounts between $500,000 and $1.5 million. At March 31, 2014, our commercial business loans had an average balance of $326,000. At that same date, our largest commercial business loan was a $3.1 million term loan secured by the business assets of the company. This loan was performing in accordance with its original terms at March 31, 2014.

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

Home Equity Loans and Lines of Credit. In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans and lines of credit that are secured by the borrower’s primary or secondary residence. At March 31, 2014, we had $11.7 million, or 8.0% of our total loan portfolio, in home equity loans and lines of credit. At that date we also had $17.5 million of undisbursed funds related to home equity lines of credit.

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

Construction Loans. We originate construction loans for both commercial and residential real estate. Construction loans we originate generally provide for the payment of interest only during the construction phase. At the end of the construction phase, the loan converts to a permanent mortgage loan at the same rate of interest. Before making a commitment to fund a construction loan,

Hamilton Bank requires detailed cost estimates to complete the project and an appraisal of the property by an independent licensed appraiser. Hamilton Bank also reviews and inspects each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method. Construction loans for one- to four-family residential real estate may be underwritten with a loan-to-value ratio of up to 80% or 95% with private mortgage insurance. Commercial construction loans generally may not exceed a loan-to-value ratio of 75%.

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

At March 31, 2014, total construction loans represented $3.3 million, or 2.3%, of Hamilton Bank’s total loans, of which $473,000 consisted of residential construction loans and the remainder was commercial construction. At March 31, 2014, the unadvanced portion of total construction loans totaled $1.0 million. At March 31, 2014, our largest construction loan had a contractual principal balance of $2.6 million and a recorded investment balance of $1.6 million. Although the borrower is current on payments, the Bank has placed the loan on nonaccrual and charged off $1.0 million due to lack of additional funding required and the inability to complete the project in a timely manner.

Other Consumer Loans. We make loans secured by deposit accounts up to 90% of the amount of the depositor’s deposit account balance. On a more limited basis, we also originate automobile loans to our customers. Other consumer loans totaled $1.2 million, or 0.8% of our total loan portfolio, at March 31, 2014.

Loan Originations, Participations, Purchases and Sales. Most of our loan originations are generated by our loan personnel operating at our corporate headquarters and banking office locations. All loans we originate are underwritten pursuant to our policies and procedures. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and the pricing levels as set in the local marketplace by competing banks, thrifts, credit unions, and mortgage banking companies. Our volume of real estate loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our real estate loan originations can vary from period to period.

Consistent with our interest rate risk strategy, in the low interest rate environment that has existed in recent years, we have sold on a servicing-released basis almost all of the one- to four-family residential mortgage loans with maturities over 10 years that we have originated. All loan applications that we have the intention of selling are processed through MDS. We have outsourced the loan processing and loan underwriting for one- to four-family residential mortgage loans to MDS as a cost savings measure. We pay a flat fee to MDS for each loan settled and we receive a fee per loan in return for delivery of the loan to the secondary market. All loans sold through MDS are sold without recourse to Hamilton Bank other than for breaches of customary representations and warranties to the buyers.

From time to time, we have purchased loan participations in commercial loans in which we are not the lead lender that are secured by real estate or other assets within the state of Maryland, but not necessarily our primary lending area. With regard to all loan participations, we follow our customary loan underwriting and approval policies, and although we may be only approving and servicing a portion of the loan, we underwrite the loan request as if we had originated the loan to ensure cash flow and collateral are sufficient. At March 31, 2014, our loan participations totaled $19.1 million, or 13.1% of our total loan portfolio, the majority of which were in our primary market area. Of these $19.1 million in participations, $1.7 million were on nonaccrual at March 31, 2014, a decrease of $1.2 million from March 31, 2013. We do not expect to enter into additional loan participations in the near future. However, we do look at opportunities for participations on a case by case basis.

During fiscal 2010, in connection with the acquisition of our Pasadena, Maryland office from K Bank, we purchased approximately $25.6 million of K Bank’s loans. As of March 31, 2014, the remaining balance of loans purchased from K Bank totaled $10.6 million, or 7.3% of total gross loans, including two loans equaling $1.4 million that are classified as Troubled Debt Restructures that are performing as agreed under the restructure agreement. The remaining loans are performing as agreed under their current contract at March 31, 2014. At March 31, 2014, we had no purchased loans in portfolio other than those purchased from K Bank. We do not expect to acquire whole loans from other financial institutions in the near future, however, we do look at opportunities for such purchases on a case by case basis.

The following table shows our loan origination, repayment and sale activities for the fiscal years indicated.

	Year Ended March 31,
	2014	2013
	(In thousands)
Total loans at beginning of year	$161,272	$173,518
Loans originated:
Real estate loans:
Residential mortgage loans:
One- to four-family residential	3,799	2,718
One- to four-family investor	—	—
Construction	2,381	—
Commercial real estate	10,091	8,247

Total real estate loans	16,271	10,965
Commercial business loans	990	6,639
Consumer:
Home equity loans and lines of credit	1,765	2,116
Other consumer	54	4

Total consumer loans	1,819	2,120

Total loans originated	19,080	19,724
Deduct:
Principal repayments	33,110	28,240
Transferred to foreclosed real estate	1,003	428
Unused lines of credit	1,420	3,302

Net loan activity	(16,453)	(12,246)

Total loans at end of year	$144,819	$161,272

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures developed by management and approved by our board of directors. The loan approval process is intended to assess the borrower’s ability to repay the loan and the value of the collateral that will secure the loan. To assess the borrower’s ability to repay, our policies provide for the review of the borrower’s employment and credit history and information on the historical and projected income and expenses of the borrower. We will also evaluate a guarantor when a guarantee is provided as part of the loan. As a cost saving measure, we have outsourced most of the processing and underwriting of our one- to four-family residential loan applications to a third party. The third party provides Hamilton Bank with a report on each loan application, which our lending officers then present for approval.

Hamilton Bank’s policies and loan approval limits are established by our board of directors. Residential real estate loans and home equity loans and lines of credit of up to $2.0 million may be approved by the Management Loan Committee consisting of our President, our Executive Vice President, Chief Credit Risk Officer and our Senior Vice President of Compliance and Risk. All real estate loans and home equity loans and lines of credit above $2.0 million must be approved by the Director Loan Committee. All commercial business loans and commercial real estate loans require two levels of approval. The first level of approval is the Executive Vice President and Chief Lending Officer or other senior loan officer presenting the loan. The second level of approval required depends on the amount of the loan. Commercial loans up to $2.0 million may be approved by the Management Loan Committee as described earlier. Commercial loans above $2.0 million or any loan that would result in the total loan relationship exceeding $2.0 million must be approved by the Director Loan Committee.

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

Our Investment Committee, consisting of our President and Chief Executive Officer, our Senior Vice President and Treasurer, and Controller, is responsible for implementing our investment policy, including approval of investment strategies and monitoring investment performance. The President and Treasurer are authorized to execute purchases or sales of securities. The board of directors regularly reviews our investment strategies and the market value of our investment portfolio.

We account for investment and mortgage-backed securities in accordance with Accounting Standards Codification Topic 320, “Investments – Debt and Equity Securities.” Accounting Standards Codification 320 requires that investments be categorized as held-to maturity, trading, or available for sale. Our securities are generally categorized as available-for-sale based on our need to meet daily liquidity needs and to take advantage of profits that may occur from time to time. At March 31, 2014, all of our securities were classified as available for sale.

Federally chartered savings institutions have authority to invest in various types of assets, including government-sponsored enterprise obligations, securities of various federal agencies, residential mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, debt instruments of municipalities and Fannie Mae and Freddie Mac equity securities. At March 31, 2014, our investment portfolio consisted entirely of securities and mortgage-backed securities issued by U.S. Government agencies, municipalities or U.S. Government-sponsored enterprises, including stock in the Federal Home Loan Mortgage Corporation. The principal and interest on our mortgage-backed securities are guaranteed by the issuing entity.

At March 31, 2014, we owned $266,000 in Federal Home Loan Bank of Atlanta stock. As a member of Federal Home Loan Bank of Atlanta, we are required to purchase stock in the Federal Home Loan Bank of Atlanta. At March 31, 2014, we had no investments in a single company or entity (other than an agency of the U.S. Government, a municipality or a U.S. Government-sponsored enterprise) that had an aggregate book value in excess of 10% of our equity

Amortized Cost and Estimated Fair Value of Securities. The following table sets forth certain information regarding the amortized cost and estimated fair values of our securities as of the dates indicated.

	At March 31,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities:
Fannie Mae	$47,189	$46,356	$49,657	$49,845	$30,975	$31,134
Ginnie Mae	4,753	4,802	11,536	11,975	22,049	22,571
Freddie Mac	26,426	25,617	27,303	27,380	21,992	22,303

Total mortgage-backed securities	78,368	76,775	88,496	89,200	75,016	76,008

U.S. Government agencies	24,539	23,413	27,075	27,029	18,766	18,821
Municpal bonds	3,242	3,338	—	—	—	—
Freddie Mac stock	7	27	7	5	7	2

Total	$106,156	$103,553	$115,578	$116,234	$93,789	$94,831

Portfolio Maturities and Yields. The composition and maturities of the debt investment securities portfolio at March 31, 2014 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	At March 31, 2014
	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(Dollars in thousands)
Mortgage-backed securities:
Fannie Mae	$—	—%	$—	—%	$11,043	2.22%	$36,146	2.28%	$47,189	$46,356	2.27%
Ginnie Mae	—	—	—	—	19	6.50	4,734	2.69	4,753	4,802	2.71
Freddie Mac	—	—	16	6.02	2,573	1.90	23,837	2.24	26,426	25,617	2.21

Total mortgage-backed securities	—	—	16	6.02	13,635	2.17	64,717	2.30	78,368	76,775	2.27
Municipal bonds	—	—	—	—	—	—	3,242	4.28	3,242	3,338	4.28
U.S. government agencies	1,017	4.53	4,522	0.79	17,000	2.11	2,000	1.00	24,539	23,413	1.88

Total	$1,017	4.53%	$4,538	0.81%	$30,635	2.13%	$69,959	2.35%	$106,149	$103,526	2.25%

Sources of Funds

General. Deposits, scheduled amortization and prepayments of loan principal, maturities and calls of securities and funds provided by operations are our primary sources of funds for use in lending, investing and for other general purposes. We historically have not used Federal Home Loan Bank advances to fund our operations, and we had no such advances as of March 31, 2014 or 2013.

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

Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At March 31, 2014, $170.1 million, or 71.2% of our total deposit accounts were certificates of deposit, of which $102.0 million had maturities of one year or less.

The following tables set forth the distribution of our average deposit accounts, by account type, for the years indicated.

	For the Years Ended March 31,
	2014			2013			2012
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Certificates of deposit	$179,191	72.3%	1.04%	$208,204	75.8%	1.30%	$229,460	79.8%	1.62%
Money market	28,761	11.6	0.12	27,694	10.1	0.24	25,434	8.9	0.47
Statement savings	15,394	6.2	0.05	15,210	5.5	0.14	15,572	5.4	0.21
Noninterest bearing demand	14,869	6.0	0.00	15,967	5.8	0.00	9,280	3.2	0.00
NOW accounts	9,558	3.9	0.05	7,684	2.8	0.05	7,617	2.7	0.08

Total deposits	$247,773	100.0%	0.77%	$274,759	100.0%	1.02%	$287,363	100.0%	1.35%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At March 31,
	2014	2013	2012
	(In thousands)
Interest Rate:
Less than 2.00%	$148,282	$164,194	$177,657
2.00% to 2.99%	21,522	22,876	24,486
3.00% to 3.99%	270	4,487	4,747
4.00% to 4.99%	17	4,411	10,982
5.00% and above	—	50	1,518

Total	$170,091	$196,018	$219,390

Maturities of Certificates of Deposit Accounts. The following table sets forth the amount and maturities of certificates of deposit accounts at the dates indicated.

	At March 31, 2014
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest Rate Range:
Less than 2.00%	$94,558	$30,629	$8,015	$15,080	$148,282	87.2%
2.00% to 2.99%	7,156	6,665	7,701	—	21,522	12.6
3.00% to 3.99%	270	—	—	—	270	0.2
4.00% to 4.99%	17	—	—	—	17	0.0
5.00% to 5.99%	—	—	—	—	—	—

Total	$102,001	$37,294	$15,716	$15,080	$170,091	100.0%

As of March 31, 2014, the aggregate amount of outstanding certificates of deposit at Hamilton Bank in amounts greater than or equal to $100,000 was approximately $68.4 million. The following table presents the maturity of these certificates of deposit at such date.

Period to Maturity	At March 31, 2014
(In thousands)
Three months or less	$7,180
Over three through six months	9,578
Over six months through one year	21,748
Over one year to three years	23,390
Over three years	6,460

Total	$68,356

Borrowed Funds. As a member of the Federal Home Loan Bank of Atlanta, Hamilton Bank is eligible to obtain advances upon the security of the Federal Home Loan Bank common stock owned and certain residential mortgage loans, provided certain standards related to credit-worthiness have been met. Federal Home Loan Bank advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities. At March 31, 2014, based on available collateral, we had the ability to borrow approximately $58.1 million from the Federal Home Loan Bank of Atlanta. However, we historically have not used Federal Home Loan Bank advances to fund our operations, and had no such advances as of March 31, 2014 or 2013.

Hamilton Bank may also borrow up to $5.0 million from a correspondent bank under a secured federal funds line of credit, and $1.0 million under an unsecured line of credit. We would be required to pledge investment securities to draw upon the secured line of credit.

Employees

As of March 31, 2014, we had 58 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

Subsidiary Activities

Hamilton Bancorp has one subsidiary, Hamilton Bank. Hamilton Bank has one wholly owned subsidiary, 3110 FC, LLC, a Maryland limited liability company that was formed to hold other real estate owned acquired through foreclosure or deed-in-lieu of foreclosure.

REGULATION AND SUPERVISION

General

Hamilton Bank is examined and supervised by the Office of the Comptroller of the Currency (“OCC”) and is subject to examination by the Federal Deposit Insurance Corporation (“FDIC”). This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Hamilton Bank also is a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is one of the twelve regional banks in the Federal Home Loan Bank System. Hamilton Bank is also regulated to a lesser extent by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) governing reserves to be maintained against deposits and other matters. The Office of the Comptroller of the Currency examines Hamilton Bank and prepares reports for the consideration of its board of directors on any operating deficiencies. Hamilton Bank’s relationship with its depositors and borrowers is also regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Hamilton Bank’s mortgage documents.

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

The risk-based capital standard for federal savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 200%, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings bank that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings bank. In assessing an institution’s capital adequacy, the Office of the Comptroller of the Currency takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

In July 2013, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule also implements the Dodd-Frank Act’s directive to apply to savings and loan holding companies consolidated capital requirements that are not less stringent than those applicable to their subsidiary institutions. The final rule is effective January 1, 2015. The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.

At March 31, 2014, Hamilton Bank’s capital exceeded all applicable regulatory requirements and considered “well capitalized.”

Loans to One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of March 31, 2014, Hamilton Bank was in compliance with the loans-to-one-borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, Hamilton Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Hamilton Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12 months. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings institution’s business. A savings bank that fails the qualified thrift lender test must operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL Test potentially subject to agency enforcement action for a violation of law. At March 31, 2014, Hamilton Bank held 79.6% of its “portfolio assets” in “qualified thrift investments,” and satisfied the QTL Test.

Capital Distributions. OCC or Federal Reserve Board regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings bank must file an application for approval of a capital distribution if:

•	the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

•	the savings bank would not be at least adequately capitalized (as defined in the prompt corrective action regulations discussed below) following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or OCC imposed condition; or

•	the savings bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company, such as Hamilton Bank, must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The Federal Reserve Board, upon consultation with OCC, may disapprove a notice or application if:

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

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by federal regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Hamilton Bank. Hamilton Bancorp is an affiliate of Hamilton Bank. In general, loan transactions between an insured depository institution and its affiliate are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliate are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction (depending on the type of collateral) must usually be provided by affiliates in order to receive loans from the insured depository institution. In addition, federal regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The OCC requires savings banks to maintain detailed records of all transactions with affiliates.

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

Generally, the OCC is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company for the savings bank required to submit a capital restoration plan must guarantee the lesser of: an amount equal to 5% of a savings bank’s assets at the time it was notified or deemed to be undercapitalized by the OCC, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the OCC notifies the savings bank that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OCC has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings bank, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors. At March 31, 2014, Hamilton Bank met the criteria for being considered “well-capitalized.”

In connection with the final capital rule described earlier, the federal banking agencies have adopted revisions, effective January 1, 2015, to the prompt corrective action framework. Under the revised prompt corrective action requirements, insured depository institutions would be required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (3) a total risk-based capital ratio of 10% (unchanged from current rules) and (4) a Tier 1 leverage ratio of 5% (unchanged from the current rules).

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the quarter ended March 31, 2014 equaled .62 basis points of total assets less tangible capital.

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

Federal Home Loan Bank System. Hamilton Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Atlanta, Hamilton Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of March 31, 2014, Hamilton Bank was in compliance with this requirement.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At March 31, 2014, Hamilton Bank was in compliance with these reserve requirements.

Other Regulations

Interest and other charges collected or contracted for by Hamilton Bank are subject to state usury laws and federal laws concerning interest rates. Hamilton Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	fair lending laws;

•	Unfair or Deceptive Acts or Practices laws and regulations;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Hamilton Bank also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•	The USA PATRIOT Act, which requires savings banks to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•	The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

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

Capital Requirements. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, as is currently the case with bank holding companies, subject to certain grandfathering. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions will apply to savings and loan holding companies as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.

Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has issued regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Capital Distributions and Stock Repurchases. The Federal Reserve Board has issued a policy statement regarding capital distributions by bank holding companies that it has made applicable to savings and loan holding companies as well. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary depository institution becomes undercapitalized. The policy statement also provides for regulatory review prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction in the amount of such equity instruments outstanding as of the end of a quarter compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of Hamilton Bancorp to pay dividends or otherwise engage in capital distributions.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company such as the Company unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the company’s directors, or a determination by the regulator that the acquirer has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable presumption of control under the regulations under certain circumstances including where, as is the case with Hamilton Bancorp Inc., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

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

We have significantly increased our origination of commercial real estate and commercial business loans during the last five years, and we intend to continue to grow our portfolios of such loans in the near term, subject to market conditions. At March 31, 2014, commercial real estate loans totaled $41.4 million, or 28.6% of total loans, compared to $6.9 million, or 4.4% of total loans, at March 31, 2009. At March 31, 2014, commercial business loans and lines of credit outstanding totaled $15.7 million, or 10.8% of total loans, compared to $1.3 million, or 0.8% of total loans, at March 31, 2009.

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

Beginning in 2009, we changed our business strategy to become less reliant upon one- to four-family lending and emphasize commercial business and commercial real estate lending. To support this strategy, we have hired additional commercial real estate and commercial loan officers with commercial lending experience, as well as additional back office monitoring and loan administration personnel. We are now performing the underwriting analysis of such loans in-house versus contracting with an outside third party in past years. We have also purchased whole commercial business and commercial real estate loans from other institutions and participated in commercial business and commercial real estate loans originated by other institutions in the past. We do not expect to purchase or participate in such loans in the near future, however, we do look at opportunities on a case by case basis.

Beginning in fiscal 2012, the level of our delinquent and non-performing commercial and commercial real estate loans began to increase, particularly in our portfolio of loan participations and purchased loans. During fiscal 2012, nonperforming loans increased $5.8 million, or 354%, to $7.4 million at March 31, 2012. During fiscal 2013, we had net charge-offs of $3.2 million, including $2.9 million of commercial business and commercial real estate loans (including commercial construction loans), and $5.1 million of nonperforming loans, including $1.3 million and $2.4 million of nonperforming commercial business loans and commercial real estate loans, respectively. During fiscal 2014, we had net charge-offs of $2.2 million, including $2.0 million of commercial business and commercial real estate loans, and at March 31, 2014 we had $5.0 million of nonperforming loans, including $2.5 million and $1.9 million of nonperforming commercial business loans and commercial real estate loans, respectively. Included in the $5.0 million of non-performing loans was $801,000 that were 90 days past their maturity date, but accruing and paying as agreed.

Given our recent emphasis on commercial business and commercial real estate lending, and that our portfolio of commercial business loans and commercial real estate loans is not seasoned, we have a limited loss history with which to measure the level of risk in our commercial real estate and commercial business loan portfolios. In addition, with our in-house underwriting function for commercial business and commercial real estate loans being relatively new, we have a limited history on which to assess the effectiveness of our commercial business and commercial real estate loan underwriting processes and personnel. Delinquencies and loan losses related to our commercial real estate loans and commercial business loans could increase more than we have provided for in our allowance for loan losses as we continue to emphasize this type of lending activity.

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

The unseasoned nature of much of our commercial real estate loans and commercial business loans increases the risk that our allowance may be insufficient to absorb losses without significant additional provisions. See “—Our recent emphasis on commercial real estate and commercial business loans has increased our credit risk,” and “—Our entry into commercial real estate and commercial business lending has resulted in higher losses on our loans,” above. At March 31, 2014, our allowance for loan losses was $1.8 million, or 35.4% of non-performing loans.

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

During the past five years it has been the policy of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, yields on securities we have purchased, and to a lesser extent, market rates on the loans we have originated, have been at levels lower than were available prior to 2008. Consequently, the average yield on our interest earning assets has decreased during the recent low interest rate environment. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has resulted in increases in net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) in the short term. However, our ability to lower our interest expense is limited at these interest rate levels, while the average yield on our interest-earning assets may continue to decrease.

The Federal Reserve Board has indicated its intention to maintain low interest rates until it believes appropriate progress has been made toward its objectives of maximum employment and price stability. Accordingly, our net interest income may be adversely affected and may even decrease, which may have an adverse effect on our profitability. For information with respect to changes in interest rates, see “—Changes in interest rates could adversely affect our results of operations and financial condition” below.

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

As of March 31, 2014, we had $2.7 million of goodwill related to the acquisition of our Pasadena, Maryland branch office in 2009. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of Hamilton Bank be compared to the carrying amount of the Bank’s net assets, including goodwill. If the fair value of the Bank is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value. We test for impairment of goodwill during February of each year. As a result of impairment testing performed during February 2014, no impairment charge was recorded. However, future declines in our banking franchise value could result in goodwill impairment expense that is material to our earnings.

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

A worsening of economic conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Our markets have been adversely impacted by the severe national economic recession of 2008 and 2009. Recovery by many businesses has been impaired by lower consumer spending. If the Federal Reserve Board increases the federal funds rate or more rapidly curtails its bond purchasing program, higher interest rates would likely result, which may reduce our loan originations, and housing markets and U.S. economic activity would be negatively affected.

Unlike larger financial institutions that are more geographically diversified, our profitability depends on the general economic conditions in the Baltimore, Maryland metropolitan area. Local economic conditions have a significant impact on our commercial real estate and construction and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. Almost all of our loans are to borrowers located in the greater Baltimore, Maryland metropolitan area or secured by collateral located in the greater Baltimore, Maryland metropolitan area.

A further deterioration in economic conditions or a prolonged delay in economic recovery in the market areas we serve, in particular the greater Baltimore, Maryland metropolitan area, could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

•	demand for our products and services may decline;

•	loan delinquencies, problem assets and foreclosures may increase;

•	collateral for loans, especially real estate, may decline further in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and

•	the amount of our low-cost or non-interest-bearing deposits may decrease.

Moreover, a significant decline in general economic conditions could further impact these local economic conditions and could further negatively affect the financial results of our banking operations.

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

We conduct our business through our main banking office located in Baltimore City, Maryland, four other full-service branch offices located in Baltimore City and the Maryland counties of Baltimore and Anne Arundel, and our executive and administratinve office located in Towson, Maryland, which also serves as a limited service banking office. In August 2013, we closed our branch office in the Overlea area of Baltimore due to its close proximity to one of our four remaining branch locations. The aggregate net book value of our premises was $1.6 million at March 31, 2014. Our facilities are adequate and suitable for our operations as conducted by us. The following table sets forth certain information with respect to our offices at March 31, 2014, including lease expiration dates for leased properties.

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

	Price Range Per Share
Fiscal 2014:	High	Low
Fourth Quarter	$14.40	$13.29
Third Quarter	15.10	13.55
Second Quarter	15.45	13.30
First Quarter	14.22	12.55

	Price Range Per Share
Fiscal 2013:	High	Low
Fourth Quarter	$14.33	$11.26
Third Quarter (from October 10, 2012)	12.05	11.20

Holders.

As of June 27, 2014, there were approximately 158 holders of record of the Company’s common stock.

Dividends.

The Company has not paid any dividends to its stockholders to date. The payment of dividends in the future will depend upon a number of factors, including capital requirements, the Company’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. In addition, the Company’s ability to pay dividends is dependent on dividends received from Hamilton Bank. For more information regarding restrictions on the payment of cash dividends by the Company and by Hamilton Bank, see “Business—Regulation and Supervision—Holding Company Regulation—Capital Distributions and Stock Repurchases”, “Business— Regulation and Supervision—Federal Savings Institution Regulation—Capital Distributions” and Note 12 to the Consolidated Financial Statements included in this Annual Report. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

Securities Authorized for Issuance under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

There were no shares repurchased by the Company in the fourth quarter of fiscal 2014. On May 28, 2014, the Company announced the adoption of a stock repurchase program under which the Company could repurchase up to 179,755 shares of its common stock, or approximately 5% of the shares then outstanding. The program provides for repurchases through open market or private transactions, through block trades, and pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected historical financial and other data of Hamilton Bancorp, Inc. for the periods and at the dates indicated. The following is only a summary and you should read it in conjunction with the consolidated financial statements of Hamilton Bancorp, Inc. and notes beginning on page F-1 of this Annual Report. The information at March 31, 2014 and 2013 and for the years then ended is derived in part from the audited consolidated financial statements that appear in this Annual Report. The information at March 31, 2012, 2011 and 2010 and for the years then ended is derived in part from audited financial statements that do not appear in this Annual Report.

	At March 31,
	2014	2013	2012	2011	2010
	(In thousands)
Selected Financial Condition Data:
Total assets	$302,769	$331,962	$318,468	$335,443	$320,539
Cash and cash equivalents	33,073	33,969	35,250	39,473	47,205
Investment securities	26,778	27,034	18,823	37,668	58,717
Mortgage-backed securities	76,776	89,200	76,008	63,483	18,410
Loans, net (1)	142,914	159,317	169,904	177,891	180,551
Federal Home Loan Bank of Atlanta stock at cost	266	401	502	504	455
Bank-owned life insurance	12,002	11,623	8,307	7,997	6,801
Deposits	238,820	260,117	281,015	298,613	284,683
Total equity	61,770	67,436	35,065	34,091	33,247

(1)	Includes loans held for sale of $-0-, $197,000, $-0-, $-0- and $331,000 at March 31, 2014, 2013, 2012, 2011 and 2010, respectively.

	For the Years Ended March 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Selected Operating Data:
Interest revenue	$10,236	$10,885	$12,463	$12,762	$11,227
Interest expense	1,916	2,802	3,863	5,288	5,787

Net interest income	8,320	8,083	8,600	7,474	5,440
Provision for loan losses	1,874	1,730	2,718	616	53

Net interest income after provision for loan losses	6,446	6,353	5,882	6,858	5,387
Noninterest revenue	973	941	947	994	945
Noninterest expense	9,606	7,773	6,815	6,228	5,015

Income (loss) before income taxes (benefit)	(2,187)	(479)	14	1,624	1,317
Income taxes (benefit)	(992)	(307)	(117)	511	289

Net income (loss)	$(1,195)	$(172)	$131	$1,113	$1,028

Basic earnings per common share	$(0.35)	$(0.05)	N/A	N/A	N/A

Diluted earnings per common share	$(0.35)	$(0.05)	N/A	N/A	N/A

	At or For the Years Ended March 31,
	2014	2013	2012	2011	2010
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets (ratio of net income to average total assets)	(0.38)%	(0.05)%	0.04%	0.34%	0.40%
Return on average equity (ratio of net income to average equity)	(1.84)%	(0.33)%	0.36%	3.22%	3.11%
Interest rate spread (1)	2.68%	2.44%	2.62%	2.20%	1.92%
Net interest margin (2)	2.85%	2.62%	2.77%	2.37%	2.19%
Efficiency ratio expressed as a percentage (3)	103.37%	86.14%	71.38%	73.54%	78.54%
Noninterest expense to average total assets	3.05%	2.37%	2.09%	1.88%	1.94%
Noninterest revenue to average assets	0.31%	0.29%	0.29%	0.30%	0.37%
Average interest-earning assets to average interest-bearing liabilities	125.30%	119.36%	111.65%	109.79%	111.77%
Average equity to average total assets	20.58%	15.72%	11.04%	10.44%	12.80%
Asset Quality Ratios:
Non-performing assets to total assets	1.88%	1.77%	2.55%	0.48%	0.04%
Non-performing loans to total loans	3.48%	3.18%	4.25%	0.91%	0.06%
Allowance for loan losses to non-performing loans	35.44%	40.36%	48.20%	72.84%	488.79%
Allowance for loan losses to gross loans	1.23%	1.28%	2.05%	0.66%	0.31%
Net charge-offs to average loans	1.41%	1.96%	0.20%	0.00%	0.00%
Capital Ratios:
Total capital (to risk-weighted assets) (4)	28.38%	26.70%	20.66%	17.72%	20.03%
Tier 1 capital (to risk-weighted assets) (4)	27.28%	25.52%	19.40%	17.07%	19.66%
Tier 1 capital (to total adjusted assets) (4)	15.10%	14.13%	9.91%	9.41%	9.60%
Equity to total assets	20.40%	20.31%	11.01%	10.16%	10.37%
Tangible equity to tangible assets	19.65%	19.62%	10.18%	9.35%	9.51%
Number of:
Full service offices	4	5	5	5	5
Full time equivalent employees	58	56	51	47	47

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	Capital ratios are for Bank only.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Overview

Total assests have decreased from $335.4 million at March 31, 2011, to $302.8 million at March 31, 2014. Assets have decreased in two of the last three years as a conscious effort has been made to reduce the Bank’s dependency on higher costing certificates of deposits and focus on growing lower costing core deposits, specifically commercial checking and money market accounts. Total deposits have decreased from $298.6 million at March 31, 2011 to $238.8 million at March 31, 2014, a decrease of $59.8 million or 20.0% over those three years. Assets increased during fiscal year 2013 as a result of the mutual to stock conversion that was completed on October 10, 2012 in which 3,703,000 shares of common stock were sold. Net proceeds from the offering were approximately $35.6 million.

As a result of the 2007 to 2009 financial recession and slow economic growth henceforth, the Bank has not needed to grow deposits to fund loan demand and has decreased the size of the Bank through deposit runoff, particulary higher costing certificates of deposit as previously mentioned. The result of this strategy has been an increase in the net interest margin from 2.37% for the year ended March 31, 2011 to 2.85% for the year ended March 31, 2014 as management has been able to reduce our cost of funds over this period in a declining interest rate environment faster than the decline in the yield on interest earning assets.

Hamilton Bank historically had very few non-performing loans. Beginning in fiscal year 2012 we experienced an increase in delinquencies and non-performing commercial business and commercial real estate loans, particularly in our loan participations and purchased loans. During fiscal 2012, non-performing loans increased $5.8 million, or 354%, from $1.6 million at March 31, 2011 to $7.4 million at March 31, 2012. Over the past two fiscal years the Bank has diligently been working through this increase in non-performing loans. During fiscal 2013, we had net charge-offs of $3.2 million, including $2.9 million of commercial business and commercial real estate loans (including commercial construction loans) and reduced non-performing loans to $5.1 million at March 31, 2013. We continued to work through our non-performing loans in fiscal year 2014 by charging-off $2.1 million in commercial business and commercial real estate loans and reducing our non-performing loans slightly to $5.0 million, including $4.2 million loans that were on non-accrual. Over this two year period, the Bank has been able to reduce non-performing assets as a percentage of total assets from 2.55% at March 31, 2012 to 1.88% at March 31, 2014 and non-performing loans as a percentage of total loans from 4.25% at March 31, 2012 to 3.48% at March 31, 2014. At March 31, 2014, commercial business loans and commercial real estate loans accounted for $2.5 million and $1.9 million of the $5.0 million in non-performing loans, respectively. Of the $4.4 million of non-performing commercial business and commercial real estate loans at March 31, 2014, $3.6 million were on non-accrual.

In connection with our recent emphasis on commercial business and commercial real estate lending, as well as the history of increases in such loans that are delinquent or non-performing, we have increased our lending staff and back office personnel to enhance our delinquent loan monitoring system to ensure that management and the board of directors receive more up-to-date information on delinquent loans. We also established a formal loan delinquency committee in fiscal year 2013 to address delinquent and non-performing loans. However, we can make no assurances that delinquencies or loan losses related to our commercial real estate loans and commercial business loans will be reduced or will not increase as we continue to emphasize this type of lending activity. See “Risk Factors—Our recent emphasis on commercial real estate loans and commercial business loans has increased our credit risk” and “—Our entry into commercial real estate and commercial business lending has resulted in higher losses on our loans.”

At March 31, 2014, our investment portfolio consisted entirely of bonds and mortgage-backed securities issued by U.S. Government agencies, municipalties or U.S. Government-sponsored enterprises, including stock in the Federal Home Loan Mortgage Corporation. The principal and interest on our mortgage-backed securities are guaranteed by the issuing entity.

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest revenue, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on deposits and borrowings. Other significant sources of pre-tax income are customer service fees (mostly from service charges on deposit accounts), loan servicing fees, gain on sale of residential one- to four-family morgtgages in the secondary market, and income from bank-owned life insurance.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. Management evaluates the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Expenses. The non-interest expenses the Company incurs in operating its business consists of salaries and employee benefits, occupancy and equipment, professional services, data processing and other expenses.

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

Professional services include the fees that we pay to our outside accountants, attorneys and other consultants.

Data processing expenses are the fees paid to third parties for processing customer information, deposits and loans.

Other expenses include expenses for marketing, office supplies, postage, telephone, insurance, charitable contributions, FDIC deposit insurance and OCC assessments and other miscellaneous operating expenses.

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

If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we record the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral. At March 31, 2014, all of our securities were either issued by U.S. government agencies, U.S. government-sponsored enterprises, or municipalities and the principal and interest on 96.8% of our securities were guaranteed by the issuing entity.

Goodwill Impairment. Goodwill represents the excess purchase price paid for our Pasadena branch over the fair value of the net assets acquired. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company is considered the Reporting Unit for purposes of impairment testing. Impairment testing requires that the fair value of the Company be compared to the carrying amount of the Company’s net assets, including goodwill. If the fair value of the Company exceeds the book value, no write-down of recorded goodwill is required. If the fair value of the Company is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value. We test for impairment of goodwill during February of each year. We estimate the fair value of the Company utilizing four valuation methods including the Comparable Transactions Approach, the Control Premium Approach, the Public Market Peers Approach, and the Discounted Cash Flow Approach.

Based on our impairment testing during February 2014, there was no evidence of impairment of the Company’s goodwill or intangible assets.

Income Taxes. We account for income taxes under the asset/liability method. We recognize deferred tax assets for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry-forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period indicated by the enactment date. We establish a valuation allowance for deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. The judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond our control. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred tax assets could change in the near term.

Comparison of Financial Condition at March 31, 2014 and March 31, 2013

Assets. Total assets decreased $29.2 million, or 8.8%, to $302.8 million at March 31, 2014 from $332.0 million at March 31, 2013. The decrease in assets is primarily attributable to a $16.4 million decrease in net loans and a $12.7 million decrease in investment securities during the fiscal year ended March 31, 2014.

Loans. Net loans receivable, including loans held for sale, decreased by $16.4 million, or 10.3%, to $142.9 million at March 31, 2014 from $159.3 million at March 31, 2013. The decrease in loans receivable during this period was primarily due to a decrease of $7.6 million, or 9.5%, in total one- to four-family mortgage loans, a decrease of $2.1 million, or 15.1%, in home equity loans and lines of credit, and a decrease of $11.3 million, or 41.9%, in commercial business loans, partially offset by a $5.2 million, or 14.3%, increase in commercial real estate loans. The decrease in one- to four-family mortgage loans was primarily due to principal paydowns, prepayments, pay offs and the sale of newly originated residential mortgage loans in the secondary market. The decrease in commercial business loans was primarily due to charge-offs and the pay-off of several larger commercial loan borrowers who opted to refiance with other financial institutions. The increase in commercial real esate loans reflected our continued emphasis on originating these types of loans.

Securities. Investment securities decreased $12.7 million, or 10.9%, to $103.6 million at March 31, 2014, from $116.2 million at March 31, 2013. The decrease in securities during fiscal 2014 was primarily due to a $3.3 million decrease in the fair value of the investment portfolio due to rising interest rates over the past year, as well as the need to fund a $21.3 million decrease in deposits as part of our business strategy to allow higher costing certificates of deposit to run off at maturity, and gradually replace them with lower-cost core deposits. The decrease in investments was partially offset by the proceeds received from the $16.4 million decrease in net loans receivable from March 31, 2013 to March 31, 2014.

Cash and Cash Equivalents. During the year ended March 31, 2014, cash and cash equivalents decreased by $895,000, or 2.6%, to $33.1 million.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is tax-exempt. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At March 31, 2014, our investment in bank-owned life insurance was $12.0 million, an increase of $379,000 from $11.6 million at March 31, 2013. The increase is primarily attributable to the increase in the cash surrender value of the insurance policies.

Deposits. Total deposits decreased $21.3 million, or 8.2%, to $238.8 million at March 31, 2014 from $260.1 million at March 31, 2013. The decrease is attributable to our on-going efforts to reduce our reliance on certificates of deposit as a funding source. We continued to allow higher costing certificates of deposit to runoff at maturity during fiscal 2014 and 2013, as we focused on increasing the level of core deposits. During fiscal 2014, certificates of deposit decreased $25.9 million, or 13.2%, to $170.1 million, while noninterest bearing checking increased $3.8 million, or 32.7%, to $15.3 million. Statement savings, NOW and money market accounts all increased slightly from fiscal 2013. Statement savings accounts increased $469,000, or 3.0%, to $16.0 million, NOW accounts increased $208,000, or 2.3%, to $9.1 million and money market accounts increased $182,000, or 0.6%, to $28.4 million.

Borrowings. We had no borrowings outstanding at March 31, 2014 or 2013. At March 31, 2014, we had the ability to borrow approximately $58.1 million from the Federal Home Loan Bank of Atlanta, subject to our pledging sufficient assets. At that date we also had the ability to borrow $5.0 million under a secured Line of Credit, along with a $1.0 million unsecured Line of Credit with a correspondent financial institution.

Equity. Total equity decreased $5.7 million, or 8.4%, to $61.8 million at March 31, 2014 from $67.4 million at March 31, 2013. The decrease was primarily attributable to a 5.0% stock buyback program completed in November 2013 for $2.8 million. In addition, there was a $2.0 million decrease in accumulated other comprehensive income and a $1.2 million net loss for the fiscal year ended March 31, 2014. The decrease in accumulated other comprehensive income was due to the negative impact of rising interest rates over the past year on the market value of the investment portfolio.

Comparison of Results of Operations for the Years Ended March 31, 2014 and March 31, 2013

General. Net loss increased $1.0 million to a net loss of $1.2 million for the year ended March 31, 2014 compared to a net loss of $172,000 for the year ended March 31, 2013. The primary reason for the decrease was a $1.8 million increase in noninterest expenses, including increases in salaries and benefits, legal services, other professional services and costs associated with foreclosed real estate along with an increase of $144,000 in the provision for loan losses. The increase in noninterest expenses was partially offset by a $237,000 increase in net interest income and a $685,000 increase in the income tax benefit.

Net Interest Income. Net interest income increased by $237,000, or 2.9%, to $8.3 million for the year ended March 31, 2014 from $8.1 million for the year ended March 31, 2013. The increase resulted from a decrease of $886,000 in interest expense, partially offset by a decrease of $649,000 in interest and dividend income. These decreases were driven by both declining market interest rates and average balances during the year ended March 31, 2014. The average cost of our interest-bearing liabilities declined 26 basis points to 0.82% while the the average yield on our interest-earning assets remained relatively flat at 3.51%. In addition, the average balance on our interest-bearing liabilities decreased $25.9 million, or 10.0%, compared to a decrease of $17.1 million, or 5.5%, in our average interest-earning assets. Overall, our net interest-earning assets increased $8.8 million during fiscal 2014. As a result, our net interest margin and interest rate spread increased 23 and 24 basis points to 2.85% and 2.68% for the year ended March 31, 2014 from 2.62% and 2.44%, respectively, for the year ended March 31, 2013.

Interest and Dividend Revenue. Interest and dividend revenue decreased $649,000 to $10.2 million for the year ended March 31, 2014 from $10.9 million for the year ended March 31, 2013. The decrease resulted primarily from a $930,000 decrease in interest revenue on loans, partially offset by a $329,000 increase in interest on securities.

Interest revenue on loans decreased $930,000, or 10.3%, to $8.1 million for the year ended March 31, 2014 from $9.0 million for the year ended March 31, 2013. This decrease primarily resulted from a 22 basis point decrease in the average yield on loans to 5.28% for the year ended March 31, 2014 from 5.50% for the year ended March 31, 2013, reflecting decreases in market interest rates. The decrease was also due in part to a decrease in the average balance of loans of $10.9 million, or 6.7%, to $153.0 million for the year ended March 31, 2014 from $163.9 million for the year ended March 31, 2013.

Interest and dividend revenue on total securities increased $329,000 to $2.1 million for the year ended March 31, 2014 from $1.8 million for the year ended March 31, 2013. The increase resulted from a $162,000 increase in interest revenue on mortgage-backed securities and a $167,000 increase in interest revenue on other investment securities. The increase in interest revenue from mortgage-backed securities was due to a $6.6 million increase in the average balance of mortgage-backed securities in conjunction with a 5 basis point increase in the average yield from 1.80% to 1.85%. The increase in interest revenue on other investment securities was primarily due to an $8.7 million increase in the average balance of other investment securities while the average yield remained flat at 1.91% compared to fiscal year 2013. The slight increase in the overall average yield reflects the steady nature of interest rates on securities experienced during fiscal year 2014.

Interest Expense. Interest expense, consisting entirely of the cost of interest-bearing deposits, decreased $886,000, or 31.6%, to $1.9 million for the year ended March 31, 2014 from $2.8 million for the year ended March 31, 2013. The decrease in the cost of interest-bearing deposits was due to a decrease of 26 basis points in the average rate paid on interest-bearing deposits to 0.82% for the year ended March 31, 2014 from 1.08% for the year ended March 31, 2013. We experienced decreases in the cost of all categories of interest-bearing deposits, except NOW accounts which remained flat at 0.05%, for the year ended March 31, 2014. The most significant decrease in the average rate paid on interest-bearing deposits was in certificate of deposit, reflecting lower market interest rates. The decrease in interest expense was also due to a $25.9 million, or 10.0%, decrease in the average balance of interest-bearing deposits to $232.9 million for the year ended March 31, 2014 from $258.8 million for the year ended March 31, 2013. The decline in the average balance of interest-bearing deposits was primarily due to our strategy to allow higher costing certificates of deposit to runoff, and gradually replace them with lower-cost core deposits. The average balance of certificates of deposit decreased $29.0 million for the year ended March 31, 2014 compared to the year ended March 31, 2013, while the average balances of money market and NOW accounts accounts increased $1.1 million, or 3.9%, and $1.9 million, or 24.4%, respectively. The average balance of noninterest bearing demand accounts decreased $1.1 million, or 6.9%, to $14.9 million for the year ended March 31, 2014. The higher average balance for noninterest bearing demand deposits during fiscal 2013 is primarily attributable to the excess proceeds received leading up to the completion of the stock offering in October 2012.

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

	Years Ended March 31,
	2014			2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$153,019	$8,080	5.28%	$163,930	$9,010	5.50%
Investment securities (2)	26,399	505	1.91	17,666	336	1.91
Mortgage-backed securities	87,110	1,614	1.85	80,481	1,451	1.80
Cash and cash equivalents	25,294	37	0.15	46,825	88	0.19

Total interest-earning assets	291,822	10,236	3.51	308,902	10,885	3.52
Noninterest-earning assets	22,966			19,689

Total assets	$314,788			$328,591

Interest-bearing liabilities:
Certificates of deposit	$179,191	1,868	1.04%	$208,204	2,710	1.30%
Money market	28,761	35	0.12	27,694	67	0.24
Statement savings	15,394	8	0.05	15,210	21	0.14
NOW accounts	9,558	5	0.05	7,684	4	0.05

Total interest-bearing liabilities	232,904	1,916	0.82	258,792	2,802	1.08
Noninterest-bearing liabilities:
Noninterest bearing deposits	14,869			15,967
Other noninterest-bearing liabilities	2,236			2,182

Total liabilities	250,009			276,941
Total equity	64,779			51,650

Total liabilities and equity	$314,788			$328,591

Net interest income		$8,320			$8,083

Net interest rate spread (3)			2.68%			2.44%

Net interest-earning assets (4)	$58,918			$50,110

Net interest margin (5)			2.85%			2.62%

Average interest-earning assets to average interest-bearing liabilities	125.30%			119.36%

(1)	Includes non-accrual loans.
(2)	Includes U.S. agency securities, municipal securities, and to a much lesser extent, FHLMC debt securities and Federal Home Loan Bank equity securities.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	2014 Compared to 2013
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans	$(599)	$(331)	$(930)
Investment securities	167	2	169
Mortgage-backed securities	119	44	163
Cash and cash equivalents	(41)	(10)	(51)

Total interest-earning assets	(354)	(295)	(649)

Interest-bearing liabilities:
Certificates of deposit	(376)	(466)	(842)
Money market	3	(35)	(32)
Statement savings	0	(13)	(13)
NOW accounts	1	0	1

Total interest-bearing liabilities	(372)	(514)	(886)

Change in net interest income	$18	$219	$237

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. We recorded a provision for loan losses of $1.9 million for the year ended March 31, 2014 and a provision for loan losses of $1.7 million for the year ended March 31, 2013. The allowance for loan losses was $1.8 million, or 35.4% of non-performing loans, at March 31, 2014, compared to $2.1 million, or 40.4% of non-performing loans, at March 31, 2013, and $3.6 million, or 48.2% of non-performing loans, at March 31, 2012.

The elevated provision and allowance for loan losses during fiscal 2012 through 2014 reflects management’s view of the losses inherent in the loan portfolio. Our non-performing loans increased by $5.8 million, or 354%, to $7.4 million at March 31, 2012 from $1.6 million at March 31, 2011. Since fiscal 2012, however, our non-performing loans have decreased $2.3 million, or 31.6%, to $5.0 million at March 31, 2014. During the years ended March 31, 2014 and 2013, net loan charge-offs increased to $2.2 million and $3.2 million, respectively, compared to $349,000 in charge-offs in fiscal 2012 and no charge-offs during fiscal 2011. During fiscal 2014 and 2013 we have continued to focus on originating and growing the amount of our commercial real estate and commercial business loans, which are generally considered to bear higher risk than one- to four-family mortgage loans. Our view of the increased inherent loss in our loan portfolio has caused us to maintain a higher overall level of our allowance for loan losses for the past several years.

Since increasing the allowance for loan losses in fiscal 2012 to $3.6 million with $2.7 million being added through the provision for loan losses, the provision for loan losses has decreased in both fiscal year 2014 and 2013 to $1.9 million and $1.7 million, respectively. The decrease in the provision and allowance for loan losses during fiscal 2014 and 2013 as compared to fiscal 2012 reflects management’s view of the losses inherent in the loan portfolio. Our non-performing loans decreased by $92,000, or 1.8%, to $5.0 million at March 31, 2014 compared to $5.1 million at March 31, 2013. In fiscal 2013 our non-performing loans decreased $2.3 million, or 31.6%, to $5.1 million from $7.4 million at March 31, 2012. During the year ended March 31, 2014, we recorded $2.2 million of net loan charge-offs compared to $3.2 million during fiscal 2013.

Noninterest Revenue. Noninterest revenue increased $32,000 to $973,000 for the year ended March 31, 2014 compared to $941,000 for the year ended March 31, 2013. The increase was primarily due to an $83,000 gain on the sale of premises and equipment associated with the closing of the Belmar branch located in Baltimore City, a $69,000 increase in service charges relating to increased fees and transactions, and a $64,000 increase in bank owned life insurance revenue. These increases were partially offset by a $58,000 decrease in gain on sale of investment securities and a $106,000 decrease in other noninterest revenue due to an $85,000 gain on the sale of Small Business Administration (“SBA”) loans in fiscal 2013.

Noninterest Expense. Noninterest expense increased $1.8 million, or 23.6%, to $9.6 million for the year ended March 31, 2014 from $7.8 million for the year ended March 31, 2013. The largest components of this increase were salaries and benefits, which increased $717,000, professional services, including legal fees, which increased $679,000, foreclosed real estate expense, which increased $450,000, data processing expense, which increased $43,000, occupancy expense, which increased $71,000, and other operating expense, including outside underwriting, director fees, insurance, telephone, postage, office supplies, contributions and bank fees, increased $65,000.

The increase in salaries and benefits is due to the the addition of several new residential and commercial loan personnel, including the hiring of a new Chief Lending Officer. The hiring of new personnel is a concerted effort by management to continue to position the Bank for profitable growth by focusing on commercial loan growth, increasing our core deposit base and generating additional noninterest revenue through the sale of one- to four-family residential mortgages in the secondary market. The increase in professional fees, in particular legal fees, is due to the added cost of working through our problem assets, including nonperforming loans and foreclosed real estate, as well as implementing the 2013 Equity Incentive Plan. Included in foreclosed real estate expense is the sale of one of the Bank’s foreclosed real estate properties in which the Bank realized a loss of $154,000 and another foreclosed real estate property that had to be written down by $340,000 to its fair value based upon a newly received appraisal.

Income Tax Expense. We recorded a $992,000 tax benefit for the year ended March 31, 2014 and a $307,000 tax benefit for the year ended March 31, 2013. The income tax benefit for the years ended March 31, 2014 and 2013, was the result of the loss before income taxes of $2.2 million and $479,000 for fiscal year 2014 and 2013, respectively, along with Hamilton Bank’s tax exempt income totaling approximately $425,000 and $320,000 for the years ended March 31, 2014 and 2013, respectively.

RISK MANAGEMENT

Managing risk is an essential part of successfully operating a financial institution. Our most significant types of risk are economic risk and regulatory and compliance risk.

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

Credit Risk Management

Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. Our loan approval process is decribed in Item 1. “Business”, under the heading “Lending Activities—Loan Approval Procedures and Authority”.

Although we experienced a significant increase in delinquent and non-performing commercial real estate and commercial business loans during fiscal 2012, the substantial majority (approximately 78%) of such loans experiencing issues at March 31, 2012 were related to loan participations and loan purchases that we entered into prior to fiscal 2010 and prior to hiring experienced commercial lending staff and fully establishing our own commercial lending program. During 2010, we decided that we would not purchase or participate in commercial business or commercial real estate loans in the near future, although we may look at opportunities for participations and purchases on a case by case basis. We have recently modified our lending strategies so that we currently do not purchase whole commercial real estate and commercial loans or enter into participations with respect to such loans.

We have also revised our commercial loan underwriting policies, and have recently implemented a new loan monitoring system and hired additional staff dedicated to ensuring that all required loan information and documentation is obtained at the time a loan is originated and that such information is updated as required by our underwriting policies. This loan monitoring system, which tracks loans originated by the Bank as well as loan participations and purchased loans, is also integrated with our general ledger, which allows management to monitor loan payment history and changes in loan status on a real time basis. In addition, we have established a formal loan delinquency committee to address delinquent and non-performing loans. We believe that the improvements that we have made to our commercial lending capabilities during the last two years will allow us to successfully implement our strategy of increasing our commercial lending operations.

Collection Procedures. When a residential mortgage borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. With respect to residential real estate loans, we generally send a written notice of non-payment to the borrower 15 days after a loan is first past due. When a loan becomes 90 days past due, the loan is turned over to our attorneys to ensure that further collection activities are conducted in accordance with applicable laws and regulations. All residential mortgage loans past due 90 days are put on non-accrual and reported to the board of directors monthly. If our attorneys do not receive a response from the borrower, or if the terms of any payment plan established are not followed, then foreclosure proceedings will be implemented. Management submits an Asset Classification Report detailing delinquencies to the board of directors on a monthly basis. Our attorneys issue a monthly report to the board of directors regarding the status of any loans on which they are working.

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

Commercial loan officers are responsible for the prompt follow up with borrowers who become delinquent on commercial loans. Officers determine the cause of the delinquency and work with the borrower to institute a short-term plan to eliminate the delinquency. Commercial loans that become over 30 days delinquent are reported to the Chief Lending Officer for collection. If no reasonable plan to cure a delinquency over 60 days is reached, the Bank will initiate legal action. When a commercial loan becomes 75 days delinquent, the Chief Lending Officer is required to re-verify all documentation, including adequate insurance coverage. In addition, the Chief Credit Risk Officer works with the borrower and legal counsel in a loan work out capacity in an attempt to minimize any potential loss of principal to the Bank. Commercial loans 90 days delinquent are generally placed on non-accrual and evaluated for charge-off. All loans over 90 days delinquent are reported to the board of directors monthly. All charged-off loans and subsequent recoveries are reported in aggregate on a monthly basis to the appropriate members of senior management and the board of directors. Prior to the extension of any non-accrual loan, a request for extension must be executed with proper approval. At the time the loan is placed in non-accrual, the accrued, but unpaid interest is reversed against the loan account in accordance with the Bank’s non-accrual policy. A loan may not be removed from non-accrual status until the loan is paid current or, under a modification agreement, an adequate period of time has passed in which the borrower has demonstrated the ability to make payments and their cashflow supports the payment going forward. At this point, management will determine whether or not to return the loan to accrual status.

Analysis of Nonperforming, Delinquent and Classified Assets. Loans are generally placed on nonaccrual status when they are 90 days past due based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual status at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual status is reversed against interest revenue. The interest on nonaccrual loans is accounted for on the cash basis method, until the loans qualify for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. For certain nonaccrual loans, interest payments received are applied to the principal balance of the loan.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At March 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$283	$1,006	$706	$757	$87
One- to four-family investor	159	372	305	—	—
Construction	1,552	1,003	1,337	—	—
Commercial	—	1,407	2,598	695	—
Commercial business loans	2,041	1,307	2,375	—	—
Consumer loans:
Home equity loans and lines of credit	204	37	30	—	—
Other consumer	—	—	18	—	—

Total non-accrual loans	4,239	5,132	7,369	1,452	87

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
One- to four-family residential	—	—	—	—	23
One- to four-family investor	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	301	—	—	—	—
Commercial business loans	500	—	—	165	—
Consumer loans:
Home equity loans and lines of credit	—	—	—	—	—
Other consumer	—	—	—	7	6

Total loans delinquent 90 days or greater and still accruing	801	—	—	172	29

Total non-performing loans	5,040	5,132	7,369	1,624	116

Other real estate owned and foreclosed assets:
Real estate loans:
One- to four-family residential	—	—	—	—	—
One- to four-family investor	—	—	—	—	—
Construction	664	—	—	—	—
Commercial	—	756	756	—	—
Commercial business loans	—	—	—	—	—
Consumer loans:
Home equity loans and lines of credit	—	—	—	—	—
Other consumer	—	—	—	—	—

Total other real estate owned and foreclosed assets	664	756	756	—	—

Total non-performing assets	5,704	5,888	8,125	1,624	116

Performing troubled debt restructurings	1,538	1,458	1,417	—	—

Total non-performing assets and performing troubled debt restructurings	$7,242	$7,346	$9,542	$1,624	$116

Ratios:
Non-performing loans to total loans	3.48%	3.18%	4.25%	0.91%	0.06%
Non-performing assets to total assets	1.88%	1.77%	2.55%	0.48%	0.04%

Non-performing loans totaled $5.0 million at March 31, 2014 compared to $5.1 million at March 31, 2013. The decrease in non-performing loans during fiscal 2014 resulted primarily from a $1.1 million decrease in non-performing commercial real estate loans and a $935,000 decrease in non-performing one- to four-family residential real estate loans, partially offset by a $1.2 million increase in non-performing commercial business loans and a $549,000 increase in non-performing commercial construction loans.

At March 31, 2014, non-performing commercial real estate loans consisted of one commercial real estate loan in which Hamilton Bank has a 50% participation interest and is not the lead lender. This loan has a total outstanding contractual balance of 603,000 at March 31, 2014, of which Hamilton Bank’s interest represents $301,000. The loan is secured by a bar/restaurant property and is paying as agreed. The loan matured in September 2013 and has not been renewed by the lead lender due to a regulatory restriction that prevents them from renewing or extending the loan. As a result, the loan is 90 days past its contractual maturity date at March 31, 2014 and therefore, included in nonperforming loans as 90 days past due and still accruing.

Non-performing commercial construction loans consisted of one loan with a contractual principal balance of $2.6 million and a recorded investment balance of $1.6 million. The loan is participated with three other financial institutions. Hamilton Bank is not the lead lender and has a 20% participation in this loan. The project involves the construction of a church that has been on-going for almost seven years and requires an additional $2.0 million to complete. All participants have agreed to not fund the additional monies needed to complete the project and the church is unable to refinance the project with another lender. The participants have looked into potentially selling the note at a 40% discount to reduce their lending position. Based upon this value, Hamilton Bank has charged-off $1.0 million of this loan balance to reduce the Bank’s recorded investment balance from $2.6 million to $1.6 million at March 31, 2014 and placed the loan on nonaccrual. The borrower, however, continues to be current in making their interest only payments.

Non-performing commercial business loans amounted to $2.5 million and consisted of seven loans. One of these loans, with a contractual principal balance of $1.1 million and a recorded investment balance of $674,000, was purchased in fiscal 2009 from another financial institution which has since failed. The loan is secured by the business assets of a dental practice located in Washington D.C. In the second quarter of fiscal 2013, Hamilton Bank charged-off $281,000 of this loan to its fair value and later modified the original loan terms under a troubled debt restructuring (“TDR”). The borrower has continued to make payments under the TDR and has never been delinquent. Since modifying the loan under a TDR, the Bank has been reporting this loan as a non-accrual loan and all interest payments have been applied against the outstanding principal balance. This loan may be taken off of non-accrual status at a future date based upon the payment history under the TDR and the borrower’s demonstration of adequate cash flow to support the debt.

A second non-performing commercial business loan has a contractual principal balance of $613,000 and a recorded investment balance of $596,000. This loan is secured by the commercial real estate that houses the operations of the borrower along with four adjacent undeveloped lots and the business assets of the company. The borrower continues to incur net losses with respect to operations and has stopped making payments. The loan was placed on non-accrual in August 2013. The Bank has charged off $17,000 to date to reduce the loan balance to the estimated fair value of the collateral securing the loan.

There are three non-performing commercial business loans that are partially guaranteed by the Small Business Administration (“SBA”). The first loan has an outstanding balance of $197,000 and is 75% guaranteed by the SBA. The loan is secured by the business assets, primarily vehicles, of a failed vehicle towing company. The vehicles were sold in fiscal 2014 and the proceeds of $123,000 were applied against the outstanding principal balance. The Bank charged-off $47,000 in fiscal 2013 and the remaining principal loan balance represents anticipated payment from the SBA based upon their guarantee. The second loan has an outstanding balance of $413,000 and is 50% guaranteed by the SBA. The borrower installed solar panel systems for both residential and commercial customers. Due to declining business and net losses, the borrower decided to close the business in January 2014. Collateral on the loan consisted of an investment property and the personal residence of the guarantor, along with the business assets of the company. The Bank charged-off $114,000 in fiscal 2013 and subsequently charged-off another $17,000 in fiscal 2014. The remaining prinicpal loan balance represents anticipated payment from the SBA based upon its guarantee after the remaining collateral has been liquidated and the proceeds applied against the loan. The third loan has an outstanding balance of $65,000 and is 50% guaranteed by the SBA. Despite the borrower continuing to make payments as agreed, the Bank has placed the loan on non-accrual based upon the poor cash flow and outstanding liabilities of the borrower. To date the Bank has charged off its portion of the loan totaling $94,000 with the remaining balance coming from the SBA guarantee and/or continued payments by the borrower.

One of the seven nonperforming commercial business loans is performing as agreed and has an outstanding principal balance of $500,000. The Bank did enter into a forebearance agreement with the borrower when the loan matured in November 2013 to get the borrower to pay down the line of credit from $1.5 million to $500,000. The borrower has since abided by the agreement, however, the loan has not been renewed or extended. As a result, the loan is 90 days past its contractual maturity date at March 31, 2014 and, therefore, included in nonperforming loans as 90 days past due and still accruing.

The balance of non-performing residential loans at March 31, 2014 totaled $442,000 and primarily consisted of four loans with a carrying value of $326,000 combined. To date, the bank has charged-off $7,000 on one of these four loans. The remaining three have been evaluated for impairment and no impairment was identified as of March 31, 2014.

As of March 31, 2014, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $111,000. Interest income recognized on such loans for the year ended March 31, 2014 was $79,000.

Troubled Debt Restructurings. At March 31, 2014, Hamilton Bank had total TDRs of $2.4 million, including five one- to four-family residential real estate loans totaling $1.5 million and three commercial business loans totaling $937,000. All the TDRs pertaining to one- to four-family residential real estate loans were performing in accordance with their modified terms, except one one- to four-family residential real estate loan for $6,000, which is on non-accrual. Two of the three commercial business loans that are TDRs totaling $870,000 are also on non-accrual and reported as non-performing for the year ended March 31, 2014. We had $2.6 million of TDRs at March 31, 2013, which included $1.4 million in one- to four-family residential real estate loans that were performing in accordance with their modified terms and three commercial business loans totaling $1.2 million that were on non-accrual and reported as non-perfroming loans.

For the year ended March 31, 2014, gross interest income that would have been recorded had our troubled debt restructurings been current in accordance with their original terms was $126,000. Interest income recognized on such loans for the year ended March 31, 2014 was $67,000.

Delinquent Loans. The following table sets forth certain information regarding delinquencies in our loan portfolio.

	60 to 89 Days Delinquent		90 or More Days Delinquent		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At March 31, 2014:
Real estate loans:
One- to four-family residential	—	$—	16	$283	16	$283
One- to four-family investor	—	—	2	159	2	159
Construction	1	1,242	—	—	1	1,242
Commercial	—	—	1	301	1	301
Commercial business loans	2	2,173	5	1,802	7	3,975
Consumer loans:
Home equity loans and lines of credit	—	—	4	205	4	205
Other consumer	—	—	—	—	—	—

Total loans	3	$3,415	28	$2,750	31	$6,165

At March 31, 2013:
Real estate loans:
One- to four-family residential	5	$179	17	$999	22	$1,178
One- to four-family investor	—	—	5	372	5	372
Construction	—	—	1	1,003	1	1,003
Commercial	—	—	1	1,407	1	1,407
Commercial business loans	—	—	1	319	1	319
Consumer loans:
Home equity loans and lines of credit	—	—	1	37	1	37
Other consumer	—	—	—	—	—	—

Total loans	5	$179	26	$4,137	31	$4,316

At March 31, 2012:
Real estate loans:
One- to four-family residential	1	$7	8	$706	9	$713
One- to four-family investor	—	—	4	305	4	305
Construction	—	—	1	1,337	1	1,337
Commercial	—	—	2	2,598	2	2,598
Commercial business loans	—	—	5	2,375	5	2,375
Consumer loans:
Home equity loans and lines of credit	—	—	2	30	2	30
Other consumer	1	1	3	18	4	19

Total loans	2	$55	25	$7,369	27	$7,377

At March 31, 2011:
Real estate loans:
One- to four-family residential	—	$—	9	$757	9	$757
One- to four-family investor	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	1	695	1	695
Commercial business loans	—	—	2	165	2	165
Consumer loans:
Home equity loans and lines of credit	2	55	—	—	2	55
Other consumer	—	—	2	7	2	47

Total loans	2	$55	14	$1,624	16	$1,679

At March 31, 2010:
Real estate loans:
One- to four-family residential	5	$208	3	$110	8	$318
One- to four-family investor	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Commercial business loans	2	1,350	—	—	2	1,350
Consumer loans:
Home equity loans and lines of credit	1	25	—	—	1	25
Other consumer	2	34	1	6	3	40

Total loans	10	$473	4	$116	14	$1,733

The decrease in loans 90 or more days delinquent between March 31, 2012 to March 31, 2014 resulted primarily from decreases in non-performing commercial real estate loans and commercial construction loans. See the discussion of non-performing loans above for additional information regarding loans that are 90 or more days delinquent.

Classified Assets. Federal regulations require that each insured financial institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset classified as a loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also may be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. If a classified asset is deemed to be impaired with measurement of loss, Hamilton Bank will establish a charge-off of the loan pursuant to Accounting Standards Codification Topic 310, “Receivables.”

The following table sets forth information regarding classified assets and special mention assets at March 31, 2014, 2013 and 2012.

	At March 31,
	2014	2013	2012
	(In thousands)
Classification of Assets:
Substandard	$10,180	$13,472	$8,475
Doubtful	—	—	593
Loss	—	—	—

Total Adversely Classified Assets	$10,180	$13,472	$9,068

Special Mention	$7,820	$3,040	$2,286

At March 31, 2014, substandard assets consisted of two commercial real estate loans to the same borrower totaling $3.4 million, one construction loan for $1.6 million, 11 commercial business loans totaling $4.0 million, and one foreclosed commercial construction property for $664,000. At that same date, there were 18 residential mortgage loans totaling $442,000 that were classified as substandard, of which $272,000 related to three loans. In addition, two loans totaling $159,000 of the $442,000 residential mortgages classified as substandard were investor type loans. Lastly, there were four home equity loans totaling $204,000 that were classified as substandard, of which one loan made up $131,000 of that total.

At March 31, 2014, there are no doubtful loans.

At March 31, 2014, special mention loans consisted of 8 residential mortgage loans totaling $1.7 million, none of which were investor type loans and four of which were TDR’s equaling $1.5 million and performing as agreed under the TDR terms. Also included in special mention loans are 3 commercial real estate loans totaling $2.9 million, two of which are to the same borrower equaling $2.6 million and four commercial business loans totaling $3.2 million, three of which are to the same borrower totaling $3.1 million.

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

We recorded a provision for loan losses of $1.9 million for the year ended March 31, 2014 and a provision for loan losses of $1.7 million for the year ended March 31, 2013. The allowance for loan losses was $1.8 million, or 1.2% of total loans, at March 31, 2014, compared to $2.1 million, or 1.3% of total loans, at March 31, 2013. The increased provision reflects management’s view of the risks inherent in the loan portfolio. Our non-performing loans decreased by $92,000, or 1.8%, to $5.0 million at March 31, 2014 from $5.1 million at March 31, 2013. During the year ended March 31, 2014, net loan charge-offs decreased to $2.2 million, compared to $3.2 million of net charge-offs during fiscal 2013. During fiscal 2014, our allowance for loan losses decreased $285,000 due to a $92,000 decrease in our non-performing loans and a $1.1 million, or 32.8%, decrease in net charge-offs compared to fiscal 2013.

Analysis of Loan Loss Experience. The following table sets forth the analysis of the activity in the allowance for loan losses for the fiscal years indicated:

	At or For the Year Ended March 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance at beginning of year	$2,071	$3,552	$1,183	$567	$514
Charge-offs:
One- to four-family residential	75	255	337	—	—
One- to four-family investor	131	—	—	—	—
Construction	1,000	337	—	—	—
Commercial real estate	—	701	12	—	—
Commercial business	1,059	1,904	—	—	—
Home equity loans and lines of credit	11	5	—	—	—
Other consumer	—	9	—	—	—

Total charge-offs	2,276	3,211	349	—	—

Recoveries:
One- to four-family residential	24	—	—	—	—
One- to four-family investor	—	—	—	—	—
Construction	—	—	—	—	—
Commercial real estate	47	—	—	—	—
Commercial business	45	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—
Other consumer	1	—	—	—	—

Total recoveries	117	—	—	—	—

Net loan charge-offs	(2,159)	(3,211)	(349)	—	—
Additions charged to operations	1,874	1,730	2,718	616	53

Balance at end of year	$1,786	$2,071	$3,552	$1,183	$567

Total loans outstanding	$144,819	$161,272	$173,518	$179,219	$180,965
Average net loans outstanding	$153,019	$163,930	$176,107	$181,122	$166,383
Allowance for loan losses as a percentage of total loans at end of year	1.2%	1.3%	2.1%	0.7%	0.3%

Net loans charged-off as a percent of average net loans outstanding	1.4%	2.0%	0.2%	—%	—%

Allowance for loan losses to non-performing loans	35.4%	40.4%	48.2%	72.8%	488.8%

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

	At March 31,
	2014		2013		2012
	Amount	Percent of Loans in Each Category to Loans	Amount	Percent of Loans in Each Category to Loans	Amount	Percent of Loans in Each Category to Loans
	(Dollars in thousands)
One- to four-family residential	$445	39.8%	$315	39.6%	$246	44.2%
One- to four-family investor	83	9.7	57	9.8	96	9.9
Construction	61	2.3	417	2.2	1,048	2.2
Commercial real estate	576	28.6	613	22.5	880	17.9
Commercial business	591	10.8	636	16.7	1,232	15.7
Home equity loans and lines of credit	27	8.0	32	8.5	42	9.4
Other consumer	3	0.8	1	0.7	—	0.7
Unallocated	—	—	—	—	8	—

Total	$1,786	100.0%	$3,552	100.0%	$1,183	100.0%

	At March 31,
	2011		2010
	Amount	Percent of Loans in Each Category to Loans	Amount	Percent of Loans in Each Category to Loans
One- to four-family residential	$554	51.5%	$288	65.0%
One- to four-family investor	98	10.9	—	11.0
Construction	49	3.6	89	1.6
Commercial real estate	160	11.7	73	6.3
Commercial business	194	10.8	62	4.7
Home equity loans and lines of credit	38	10.8	38	10.7
Other consumer	1	0.7	1	0.7
Unallocated	89	—	16	—

Total	$1,183	100.0%	$567	100.0%

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

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model which is provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. We also estimate the impact over a five year time horizon. The following table shows the estimated impact on net interest income for the one-year period beginning March 31, 2014 resulting from potential changes in interest rates. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Rate Shift (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$9,648	15.9%
+300	$9,361	12.5%
+200	$9,064	8.9%
+100	$8,694	4.5%
Level	$8,323	—
-100	$8,073	(3.0)%
-200	$7,666	(7.9)%
-300	$7,530	(9.5)%

(1)	The calculated changes assume an immediate shock of the static yield curve.

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

Rate Shift (1)	Economic Value of Equity	% Change In Equity from Level
	(Dollars in thousands)
+400	$33,438	(39.0%)
+300	$38,605	(29.6%)
+200	$44,329	(19.2%)
+100	$48,854	(9.1%)
Level	$54,851	—
-100	$58,926	7.4%
-200	$60,379	10.1%
-300	$63,199	15.2%

(1)	The calculated changes assume an immediate shock of the static yield curve.

Liquidity and Capital Management

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. In addition, we have the ability to borrow from the Federal Home Loan Bank of Atlanta. At March 31, 2014, we had the capacity to borrow approximately $58.1 million from the Federal Home Loan Bank of Atlanta, subject to our pledging sufficient assets. However, we have historically not used borrowings to fund our operations, and at March 31, 2014 and 2013, we had no outstanding borrowings from the Federal Home Loan Bank of Atlanta.

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

Our primary investing activities are the origination of one- to four-family real estate loans, commercial real estate, commercial business, construction and consumer loans, and the purchase of securities. For the year ended March 31, 2014, loan originations totaled $19.1 million, compared to $19.7 million for the year ended March 31, 2013. Purchases of investment and mortgage-backed securities totaled $27.6 million for the year ended March 31, 2014 and $88.0 million for the year ended March 31, 2013.

Total deposits decreased $21.3 million during the year ended March 31, 2014, while total deposits decreased $20.9 million during the year ended March 31, 2013. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. The decrease in deposits during fiscal 2014 and 2013 is attributable to our on-going efforts to reduce our reliance on certificates of deposit as a funding source. We continued to allow higher costing certificates of deposit to runoff at maturity during fiscal 2014, as we focused on increasing the level of core deposits. At March 31, 2014, certificates of deposit scheduled to mature within one year totaled $102.0 million. Whether we retain these deposits will be determined in part by the interest rates we are willing to pay on such deposits.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2014 and 2013, we exceeded all of the applicable regulatory capital requirements for the Bank. Our core (Tier 1) capital was $44.0 million and $44.9 million, or 15.10% and 14.13% of total assets, at March 31, 2014 and 2013, respectively. In order to be classified as “well-capitalized” under federal banking regulations, we were required to have core capital of at least $14.6 million, or 5.0% of assets, as of March 31, 2014. To be classified as a well-capitalized bank, we must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%, and a Tier 1 risk-based capital to risk-weighted assets of at least 6%. At March 31, 2014 and 2013, we had total risk-based capital ratios of 28.38% and 26.70%, respectively, and Tier 1 risk-based capital ratios of 27.28% and 25.52%, respectively. Our regulatory capital ratios increased during fiscal 2014 primarily as a result of our total assets and risk-weighted assets decreasing by $29.2 million and $14.5 million, respectively, while experiencing a minor decrease in capital levels.

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

Evaluation of Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of March 31, 2014. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including Hamilton Bank, in reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Managements Report and Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of March 31, 2014 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s report on internal control was not subject to attestation by the Company’s registered public accounting firm in accordance with rules of the Securities and Exchange Commission.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act, information regarding any changes in procedures for stockholders to recommend director nominees, and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 19, 2014 (the “Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Nominating Committee Procedures—Procedures to be Followed by Stockholders,” “Corporate Governance and Board Matters—Committees of the Board of Directors” and “Corporate Governance and Board Matters—Committees of the Board of Directors.

The Company has adopted a code of ethics that applies to its principal executive officer, the principal financial officer and principal accounting officer. The Code of Ethics is posted on the Company’s Internet Web site.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive and director compensation is incorporated herein by reference to the Proxy Statement under the captions “Executive Officers—Executive Compensation” and “Director Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership—Stock Ownership of Certain Beneficial Owners” in the Proxy Statement.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership—Stock Ownership of Management” in the Proxy Statement.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information as of March 31, 2014 about Company common stock that may be issued upon the exercise of options under the Hamilton Bancorp, Inc. 2013 Equity Incentive Plan. The plan was approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	225,150	$13.85	216,020
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	225,150	$13.85	216,020

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the Proxy Statement under the captions “Transactions with Related Persons” and “Proposal 1 — Election of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information relating to the principal accounting fees and expenses is incorporated herein by reference to the Proxy Statement under the captions “Proposal 2—Ratification of Independent Registered Public Accounting Firm—Audit Fees” and “—Pre-Approval of Services by the Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Articles of Incorporation of Hamilton Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-182151), as amended, initially filed with the SEC on June 15, 2012).

3.2	Bylaws of Hamilton Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-182151), as amended, initially filed with the SEC on June 15, 2012).

4	Form of Common Stock Certificate of Hamilton Bancorp, Inc. Bylaws of Hamilton Bancorp, Inc. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (File No. 333-182151), as amended, initially filed with the SEC on June 15, 2012).

10.1	Employment Agreement between Hamilton Bank and Robert A. DeAlmeida (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35693) filed with the SEC on October 15, 2012).

10.2	Employment Agreement between Hamilton Bancorp, Inc. and Robert A. DeAlmeida (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-35693) filed with the SEC on October 15, 2012).

10.3	Change in Control Agreement of James F. Hershner (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 001-35693) filed with the SEC on October 15, 2012).

10.4	Change in Control Agreement of John P. Marzullo (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 001-35693) filed with the SEC on October 15, 2012).

10.5	Hamilton Bank Non-Qualified Supplemental Employee Stock Ownership Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 001-35693) filed with the SEC on October 15, 2012).

10.6	Hamilton Bank Executive Split Dollar Agreement with Robert A. DeAlmeida (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-182151), as amended, initially filed with the SEC on June 15, 2012).

10.7	Hamilton Bank Executive Split Dollar Agreement with James F. Hershner (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-182151), as amended, initially filed with the SEC on June 15, 2012).

10.8	Hamilton Bank Agreement for Deferred Compensation of Salaries (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-182151), as amended, initially filed with the SEC on June 15, 2012).

10.9	Hamilton Bank Agreement for Deferred Compensation of Board Fees (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-182151), as amended, initially filed with the SEC on June 15, 2012).

10.10	Hamilton Bancorp, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Appendix A of the Proxy Statement for the 2013 Annual Meeting of Stockholders (File No. 1-35693), filed October 18, 2013).

21	Subsidiaries of Registrant

23	Consent of Rowles & Company, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101.0*	The following materials from the Company’s Annual Report on Form 10-K for the year ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

*	Furnished, not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAMILTON BANCORP, INC.

Date: June 27, 2014	By:	/s/ Robert A. DeAlmeida
Robert A. DeAlmeida
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert A. DeAlmeida Robert A. DeAlmeida	President and Chief Executive Officer (Principal Executive Officer)	June 27, 2014

/s/ John P. Marzullo John P. Marzullo	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 27, 2014

/s/ Russell K. Frome Russell K. Frome	Chairman of the Board	June 27, 2014

/s/ James F. Hershner James F. Hershner	Director	June 27, 2014

/s/ William E. Ballard William E. Ballard	Director	June 27, 2014

/s/ Carol L. Coughlin Carol L. Coughlin	Director	June 27, 2014

/s/ William W. Furr William W. Furr	Director	June 27, 2014

/s/ Bobbi R. Macdonald Bobbi R. Macdonald	Director	June 27, 2014

/s/ James R. Farnum, Jr. James R. Farnum, Jr.	Director	June 27, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Hamilton Bancorp, Inc.

Towson, Maryland

We have audited the accompanying consolidated statements of financial condition of Hamilton Bancorp, Inc. and Subsidiary as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hamilton Bancorp, Inc. and Subsidiary as of March 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Baltimore, Maryland

June 27, 2014

8100 Sandpiper Circle, Suite 308, Baltimore, Maryland 21236

443-725-5395 FAX 443-725-5074

Website: www.Rowles.com

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

March 31, 2014 and March 31, 2013

	March 31, 2014	March 31, 2013
Assets
Assets
Cash and due from banks	$3,471,505	$3,468,481
Federal funds sold and Federal Home Loan Bank deposit	10,312,341	9,590,434
Interest-bearing deposits in other banks	19,289,464	20,909,829

Cash and cash equivalents	33,073,310	33,968,744
Investment securities available for sale	103,553,274	116,233,943
Federal Home Loan Bank stock, at cost	266,000	400,600
Loans held for sale	—	196,743
Loans, less allowance for loan losses of $1,785,973 and $2,071,224	142,913,591	159,120,418
Premises and equipment	2,101,587	2,460,832
Foreclosed real estate	664,020	755,659
Accrued interest receivable	789,800	861,412
Bank-owned life insurance	12,002,078	11,622,667
Deferred income taxes	2,360,726	854,922
Income taxes refundable	659,859	1,222,027
Goodwill and other intangible assets	2,835,765	2,876,765
Other assets	1,549,057	1,387,419

Total Assets	$302,769,067	$331,962,151

Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$15,327,161	$11,546,214
Interest-bearing deposits	223,493,010	248,570,661

Total deposits	238,820,171	260,116,875
Advances by borrowers for taxes and insurance	669,797	769,000
Other liabilities	1,508,831	3,640,665

Total liabilities	240,998,799	264,526,540

Commitments and contingencies	—	—
Shareholders’ Equity
Common stock, $.01 par value, 100,000,000 shares authorized. Issued: 3,595,100 shares at March 31, 2014 and 3,703,000 shares at March 31, 2013	35,951	37,030
Additional paid in capital	32,910,362	35,554,350
Retained earnings	33,066,380	34,261,764
Unearned ESOP shares	(2,666,160)	(2,814,280)
Accumulated other comprehensive income	(1,576,265)	396,747

Total shareholders’ equity	61,770,268	67,435,611

Total Liabilities and Shareholders’ Equity	$302,769,067	$331,962,151

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

Years Ended March 31, 2014 and 2013

	2014	2013
Interest revenue
Loans, including fees	$8,079,762	$9,009,618
U.S. government agency and municipal bonds	493,698	327,180
Mortgage-backed securities	1,613,607	1,451,245
Federal funds sold and other bank deposits	48,900	97,141

Total interest revenue	10,235,967	10,885,184

Interest expense
Deposits	1,915,969	2,802,114

Net interest income	8,319,998	8,083,070
Provision for loan losses	1,873,557	1,729,975

Net interest income after provision for loan losses	6,446,441	6,353,095

Noninterest revenue
Service charges	301,014	232,346
Gain on sale of investment securities	171,890	230,362
Gain on sale of loans held for sale	28,858	41,100
Gain on sale of premises and equipment	82,518	6,391
Earnings on bank-owned life insurance	379,410	315,592
Other	9,138	114,842

Total noninterest revenue	972,828	940,633

Noninterest expenses
Salaries	3,387,175	2,853,214
Employee benefits	1,266,911	1,084,159
Occupancy	943,612	872,619
Advertising	250,340	367,743
Furniture and equipment	271,849	310,253
Data processing	605,446	562,025
Legal services	484,689	104,505
Other professional services	511,524	212,860
Deposit insurance premiums	251,535	287,059
Write down, loss on sale, and expenses of foreclosed real estate	575,640	125,738
Other operating	1,057,721	992,686

Total noninterest expenses	9,606,442	7,772,861

Loss before income taxes	(2,187,173)	(479,133)
Income tax benefit	(991,789)	(306,998)

Net Loss	$(1,195,384)	$(172,135)

Loss per common share—basic and diluted	$(0.35)	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

Years Ended March 31, 2014 and 2013

	2014	2013
Net loss	$(1,195,384)	$(172,135)
Other comprehensive income:
Unrealized loss on investment securities available for sale	(3,086,986)	(155,579)
Reclassification adjustment for realized gain on investment securities available for sale included in net income	(171,890)	(230,362)

Total unrealized loss on investment securities available for sale	(3,258,876)	(385,941)
Income tax benefit relating to investment securities available for sale	(1,285,864)	(151,834)

Other comprehensive loss	(1,973,012)	(234,107)

Total comprehensive loss	$(3,168,396)	$(406,242)

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended March 31, 2014 and 2013

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance March 31, 2012	$—	$—	$34,433,899	$—	$630,854	$35,064,753
Net loss	—	—	(172,135)	—	—	(172,135)
Unrealized loss on investment securities available for sale, net of tax effect of $(151,834)	—	—	—	—	(234,107)	(234,107)
Issuance of common stock	37,030	35,542,062	—	—	—	35,579,092
Acquisition of unearned ESOP shares	—	—	—	(2,962,400)	—	(2,962,400)
ESOP shares allocated for release	—	12,288	—	148,120	—	160,408

Balance March 31, 2013	37,030	35,554,350	34,261,764	(2,814,280)	396,747	67,435,611
Net loss	—	—	(1,195,384)	—	—	(1,195,384)
Unrealized loss on investment securities available for sale, net of tax effect of $(1,285,864)	—	—	—	—	(1,973,012)	(1,973,012)
Repurchase of common stock	(1,851)	(2,751,329)	—	—	—	(2,753,180)
Stock based compensation—options	—	34,868	—	—	—	34,868
Stock based compensation—restricted stock	772	34,891	—	—	—	35,663
ESOP shares allocated for release	—	37,582	—	148,120	—	185,702

Balance March 31, 2014	$35,951	$32,910,362	$33,066,380	$(2,666,160)	$(1,576,265)	$61,770,268

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended March 31, 2014 and 2013

	2014	2013
Cash flows from Operating Activities:
Interest received	$11,008,154	$12,491,086
Fees and commissions received	547,079	359,109
Interest paid	(1,926,884)	(2,854,693)
Cash paid to suppliers and employees	(8,986,518)	(7,018,688)
Origination of loans held for sale	(2,162,283)	(3,758,743)
Proceeds from sale of loans held for sale	2,387,885	3,603,100
Income taxes (paid) refund received	1,334,017	(796,115)

Net cash provided by operating activities	2,201,450	2,025,056

Cash flows from Investing Activities
Proceeds from maturities of certificates of deposit in other banks	—	248,000
Proceeds from sale of securities available for sale	13,224,898	16,237,218
Proceeds from maturing and called securities available for sale, including principal pay downs	21,309,689	50,774,673
Purchase of investment securities available for sale	(27,649,576)	(88,036,206)
Redemption of Federal Home Loan Bank stock	134,600	101,300
Loans made, net of principal repayments	13,290,514	8,607,719
Purchase of Bank-owned life insurance	—	(3,000,000)
Purchase of premises and equipment	(93,224)	(301,933)
Proceeds from sale of foreclosed real estate	601,250	422,458
Proceeds from sale of premises and equipment	224,052	13,000

Net cash provided (used) by investing activities	21,042,203	(14,933,771)

Cash flows from Financing Activities
Net decrease in
Deposits	(21,286,704)	(20,850,927)
Advances by borrowers for taxes and insurance	(99,203)	(137,854)
Proceeds from issuance of common stock	—	35,579,092
Repurchase of common stock	(2,753,180)	—
Purchase of unearned ESOP shares	—	(2,962,400)

Net cash provided (used) by financing activities	(24,139,087)	11,627,911

Net decrease in cash and cash equivalents	(895,434)	(1,280,804)
Cash and cash equivalents at beginning of period	33,968,744	35,249,548

Cash and cash equivalents at end of period	$33,073,310	$33,968,744

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Continued)

	2014	2013
Reconciliation of net income to net cash provided (used) by operating activities
Net loss	$(1,195,384)	$(172,135)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization of premiums on securities	661,134	1,512,706
Gain on sale of investment securities	(171,890)	(230,362)
Loss on sale of foreclosed real estate	154,409	5,530
Writedown of foreclosed real estate	339,294	—
Loan premium amortization	15,334	23,000
Deposit premium amortization	(10,000)	(47,000)
Core deposit intangible asset amortization	41,000	51,333
Premises and equipment depreciation and amortization	310,935	353,296
Gain on disposal of premises and equipment	(82,518)	(6,391)
Stock based compensation	70,531	—
Provision for loan losses	1,873,557	1,729,975
ESOP shares allocated for release	185,702	160,408
Deferred income taxes	(219,940)	397,057
Decrease (increase) in:
Accrued interest receivable	71,612	74,871
Loans held for sale	196,743	(196,743)
Cash surrender value of life insurance	(379,410)	(315,592)
Income taxes receivable	562,167	(1,222,027)
Other assets	(161,638)	(199,375)
Increase (decrease) in:
Accrued interest payable	(915)	(5,579)
Income taxes payable	—	(278,543)
Deferred loan origination fees	24,108	(4,675)
Other liabilities	(83,381)	395,302

Net cash provided (used) by operating activities	$2,201,450	$2,025,056

Noncash investing activity
Real estate acquired through foreclosure	$1,003,314	$427,988

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDARIES

Notes to Consolidated Financial Statements

March 31, 2014

Note 1: Activities and Summary of Significant Accounting Policies

Hamilton Bancorp, Inc. (the “Company”) was incorporated on June 7, 2012 to serve as the stock holding company for Hamilton Bank (the “Bank”), a federally chartered savings bank. On October 10, 2012, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a mutual savings bank to a stock savings bank and became the wholly owned subsidiary of the Company. The conversion was accomplished through the sale and issuance of 3,703,000 shares of common stock at a price of $10.00 per share, through which the Company received proceeds of approximately $35,580,000, net of offering expenses of approximately $1,450,000. In connection with the conversion, the Bank’s Board of Directors adopted an employee stock ownership plan (the “ESOP”) which subscribed for 8.0% of shares sold in the offering, or 296,240 common shares. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Summary of Significant Accounting Policies

The accounting and reporting policies of Hamilton Bancorp, Inc. and Subsidiary (“Hamilton”) conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general practices in the banking industry. The more significant policies follow:

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the parent company and its wholly owned subsidiary, Hamilton Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications. Certain prior year amounts have been reclassified to conform to current period classifications. The reclassifications had no effect on net loss, or the net change in cash and cash equivalents and are not material to previously issued financial statements.

Nature of Operations. Hamilton Bancorp is a holding company that operates a community bank with 4 branches in the Baltimore-metropolitan area. Its primary deposit products are certificates of deposit and demand, savings, NOW, and money market accounts. Its primary lending products consist of real estate mortgages, along with commercial and consumer loans. Hamilton Bancorp’s primary source of revenue is derived from loans to customers, who are predominately small and middle-market businesses and middle-income individuals.

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

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, brokerage money market accounts, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Investment Securities. Management determines the appropriate classification of investment securities at the time of purchase. Securities that may be sold before maturity are classified as available for sale and carried at fair value. Investment securities that management has the intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. All investment securities held by Hamilton at March 31, 2014 and 2013 are classified as available for sale.

Investment securities designated as available for sale are stated at estimated fair value based on quoted market prices. They represent those securities which management may sell as part of its asset/liability strategy or that may be sold in response to changing interest rates or liquidity needs. Changes in unrealized gains and losses, net of related deferred taxes, for available for sale securities are recorded in other comprehensive income. Realized gains (losses) on available for sale securities are included in noninterest revenue and, when applicable, are reported as a reclassification adjustment in other comprehensive income. Realized gains and losses on the sale of available for sale securities are recorded on the trade date and are determined by the specific identification method. The amortization of premiums and the accretion of discounts are recognized in interest revenue using methods approximating the interest method over the term of the security.

In estimating other-than-temporary impairment losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Federal Home Loan Bank Stock. Federal Home Loan Bank of Atlanta (the “FHLB”) stock is an equity interest in the FHLB, which does not have a readily determinable fair value for purposes of generally accepted accounting principles, because its ownership is restricted and it lacks a market. FHLB stock is carried at cost, which approximates fair value and can be sold back only at par value of $100 per share and only to the FHLB or another member institution. As a member of the FHLB, the Bank is required to purchase stock based on its total assets. Additional stock is purchased and redeemed based on the outstanding FHLB advances to the Bank. As of March 31, 2014 and 2013, the Company owned shares totaling $266,000 and $400,600, respectively.

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

Loans are reported at their outstanding unpaid principal balance adjusted for the allowance for loan loss, premiums on loans acquired, and/or any deferred fees or costs on originated loans. Interest revenue is accrued on the unpaid principal balance. Loan origination fees and the direct costs of underwriting and closing loans are recognized over the life of the related loan as an adjustment to yield using a method that approximates the interest method. Any differences that arise from prepayment will result in a recalculation of the effective yield.

Loans are generally placed on nonaccrual status when they are 90 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual status at an earlier date if the collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual status are reversed against interest revenue. The interest on nonaccrual loans is accounted for on the cash basis method, until the loans qualify for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and, in management’s judgment, future payments are reasonably assured.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Loans are considered impaired when, based on current information, management considers it unlikely that collection of principal and interest payments will be made according to contractual terms. If collection of principal is evaluated as doubtful, all payments are applied to principal. Impaired loans are measured: (i) at the present value of expected cash flows discounted at the loan’s effective interest rate; (ii) at the observable market price; or (iii) at the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through an allocation of the allowance for loan losses and corresponding provision for loan losses. Generally, identified impairments are charged-off against the allowance for loan losses.

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

Management considers a number of factors in estimating the required level of the allowance. These factors include: historical loss experience in the loan portfolios; the levels and trends in past-due and nonaccrual loans; the status of nonaccrual loans and other loans identified as having the potential for further deterioration; credit risk and industry concentrations; trends in loan volume; the effects of any changes in lending policies and procedures or underwriting standards; and a continuing evaluation of the economic environment.

Bank-Owned Life Insurance (BOLI). The Bank purchased single premium life insurance policies on certain employees of the Bank. The net cash surrender value of those policies is included in the accompanying statement of financial position. Appreciation in the value of the insurance policies is recognized as noninterest revenue.

Premises and Equipment. Land is carried at cost. Buildings, land improvements, leasehold improvements, and furniture and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term or the useful lives of the improvements. Maintenance and normal repairs are charged to noninterest expense as incurred, while additions and improvements to buildings and furniture and equipment are capitalized. Gains and losses on disposition of assets are reflected in earnings.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Foreclosed Real Estate. Real estate acquired through foreclosure or other means is recorded at the lower of its carrying value or the fair value of the related real estate collateral at the transfer date less estimated selling costs. Losses incurred at the time of acquisition of the property are charged to the allowance for loan losses. Subsequent reductions in the estimated fair value of the property are included in noninterest expense. Costs to maintain foreclosed real estate are expensed as incurred.

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

Off-Balance-Sheet Credit-Related Financial Instruments. In the ordinary course of business, the Bank enters into commitments to extend credit, including commitments under standby letters of credit. Such financial instruments are recorded when they are funded or otherwise required to be recognized.

Accumulated Other Comprehensive Income. The Bank records unrealized gains and losses on available for sale securities in accumulated other comprehensive income, net of taxes. Unrealized gains and losses on available for sale securities are reclassified into earnings as the gains or losses are realized upon sale of the securities. The credit component of unrealized losses on available for sale securities that are determined to be other-than-temporarily impaired are reclassified into earnings at the time the determination is made.

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

Earnings Per Common Share. Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share includes additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares relate to outstanding stock options, restricted stock, and warrants and are determined using the treasury stock method.

Stock Based Compensation. Compensation cost is recognized for stock options and restricted stock awards issued to employees and directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Subsequent Event. Management has evaluated events and transactions subsequent to March 31, 2014 through the date these financial statements were available to be issued. Based on the definitions and requirements of generally accepted accounting principles for “subsequent events”, we have identified the following event that has occurred subsequent to March 31, 2014 and through the date these financial statements were available to be issued.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

On May 28, 2014, the Company announced that its Board of Directors had adopted a stock repurchase program. Under the stock repurchase program, the Company may repurchase up to 179,755 shares of its common stock, or approximately 5% of the current outstanding shares. On May 29, 2014, the Company entered and executed a trade to repurchase and retire 179,755 shares of common stock at a price of $13.92. Upon execution of this transaction there were 3,415,345 shares of common stock issued and outstanding as of May 29, 2014.

Note 2: New Accounting Pronouncements

Recent Accounting Pronouncements

ASU 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on April 1, 2013, and did not have a significant impact on our financial statements.

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

Note 3: Earnings per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The calculation of the weighted average common shares outstanding for the year ended March 31, 2013 is based on the period from October 10, 2012, the date of the conversion stock issuance through March 31, 2013.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Both the basic and diluted earnings per share for the years ended March 31, 2014 and 2013 are summarized below:

	Year Ended	Year Ended
	March 31, 2014	March 31, 2013
Net loss	(1,195,384)	$(172,135)
Average common shares outstanding	3,369,863	3,414,551
Loss per common share—basic and diluted	$(0.35)	$(0.05)

Due to the net loss reported for the year ended March 31, 2014, the outstanding common stock equivalents are not dilutive. There were no common stock equivalents, such as stock options, outstanding during the year ended March 31, 2013.

Note 4: Goodwill and Other Intangible Assets

On December 4, 2009, the Bank acquired a branch office in Pasadena, Maryland from K Bank. The Bank paid premiums of $653,000 and $92,000 for the certificates of deposit and loans that were acquired, respectively. The premiums were amortized over four years, which were the estimated lives of the certificates and loans. The Bank also purchased $757,432 of premises and equipment, which includes the building, land, and equipment. In addition, the Bank recorded goodwill totaling $2,664,432 and identifiable intangibles (core deposit intangible) totaling $434,000. The goodwill is deductible for tax purposes. We evaluate goodwill and other intangible assets for impairment on an annual basis. The core deposit intangible asset is being amortized over 10 years.

The activity in goodwill and acquired intangible assets related to the branch purchase is as follows:

	Goodwill	Core deposit intangible
Balance March 31, 2012	$2,664,432	$263,666
Amortization	—	(51,333)

Balance March 31, 2013	2,664,432	212,333
Amortization	—	(41,000)

Balance March 31, 2014	$2,664,432	$171,333

At March 31, 2014, future expected annual amortization associated with the core deposit intangible is as follows:

Year ending March 31,	Amount
2015	$33,000
2016	28,667
2017	28,000
2018	28,000
2019	28,000
2020	25,666

$171,333

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 5: Correspondent Bank Relationships

The Bank normally carries balances with other banks that exceed the federally insured limit. The average balance carried in excess of the limit, including unsecured federal funds sold to the same banks, was $18,140,476 and $45,928,428 for the years ended March 31, 2014 and 2013, respectively.

Banks are required to carry non-interest bearing cash reserves at specified percentages of deposit balances. The Bank’s normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

Note 6: Lines of Credit

The Bank may borrow up to 20 percent of its assets under a line of credit agreement with the Federal Home Loan Bank of Atlanta (the “FHLB”). Advances under the line of credit are secured by investments and certain loans owned by the Bank. As of March 31, 2014 and 2013, the Bank had $58,100,000 and $64,190,000, respectively, of available credit from the FHLB. Advances would be limited by the balance of investment securities and loans available for pledge.

The Bank may also borrow up to $5,000,000 from a correspondent bank under a secured federal funds line of credit and $1,000,000 under an unsecured federal funds line of credit. The Bank would be required to pledge investment securities to draw upon the secured line of credit.

There were no borrowings outstanding under the lines of credit as of March 31, 2014 and 2013.

Note 7: Related Party Transactions

The officers and directors of the Bank enter into loan transactions with the Bank in the ordinary course of business. The terms of these transactions are similar to the terms provided to other borrowers entering into similar loan transactions. All related party loans are subject to review by management and the board of directors.

Activity in these loans during the year ended March 31 was as follows:

	2014	2013
Balance—Beginning of year	$721,558	$732,405
New loans	—	400
Line of credit advances	6,400	4,200
Principal repayments	(55,544)	(15,447)

Balance—End of year	$672,414	$721,558

Deposits from officers and directors of the Bank totaled $1,850,454 and $1,543,381 at March 31, 2014 and 2013, respectively.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 8: Investment Securities Available for Sale

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2014 and March 31, 2013, are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2014	Cost	Gains	Losses	Value
U.S. government agencies	$24,539,483	$20,505	$1,146,883	$23,413,105
Municipal bonds	3,241,992	95,568	—	3,337,560
Mortgage-backed	78,368,150	367,505	1,960,066	76,775,589

	106,149,625	483,578	3,106,949	103,526,254
FHLMC stock	6,681	20,339	—	27,020

	$106,156,306	$503,917	$3,106,949	$103,553,274

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2013	Cost	Gains	Losses	Value
U.S. government agencies	$27,075,038	$66,149	$111,939	$27,029,248
Mortgage-backed	88,496,379	1,015,105	311,549	89,199,935

	115,571,417	1,081,254	423,488	116,229,183
FHLMC stock	6,681	—	1,921	4,760

	$115,578,098	$1,081,254	$425,409	$116,233,943

Proceeds from sales of investment securities were $13,224,898 and $16,237,218 during the years ended March 31, 2014 and 2013, respectively, with gains of $304,960 and losses of $133,070 for the year ended March 31, 2014 and gains of $273,670 and losses of $43,308 for the year ended March 31, 2013.

As of March 31, 2014 and 2013, all mortgage-backed securities are backed by U.S. Government- Sponsored Enterprises (GSE’s).

As of March 31, 2014, the Bank had pledged one security to the Federal Reserve Bank with a book value of $2,000,000 and a fair value of $1,845,068.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The amortized cost and estimated fair value of debt securities by contractual maturity at March 31, 2014 and 2013 follow. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available For Sale
	March 31, 2014		March 31, 2013
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Maturing
Within one year	$1,017,006	$1,032,051	$1,505,451	$1,520,815
Over one to five years	4,522,476	4,527,248	6,575,873	6,620,671
Over five to ten years	17,000,000	15,904,931	11,999,256	11,938,889
Over ten years	5,241,993	5,286,435	6,994,458	6,948,873
Mortgage-backed, in monthly installments	78,368,150	76,775,589	88,496,379	89,199,935

	$106,149,625	$103,526,254	$115,571,417	$116,229,183

The following table presents the gross unrealized losses on investment securities and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position at March 31, 2014 and 2013:

March 31, 2014	Less than 12 months		12 months or longer		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
	losses	value	losses	value	losses	value
U.S. government agencies	$995,320	$17,004,680	$151,563	$2,848,437	$1,146,883	$19,853,117
Municipal bonds	—	—	—	—	—	—
Mortgage-backed	1,712,098	48,609,006	247,968	7,216,678	1,960,066	55,825,684
FHLMC stock	—	—	—	—	—	—

	$2,707,418	$65,613,686	$399,531	$10,065,115	$3,106,949	$75,678,801

March 31, 2013	Less than 12 months		12 months or longer		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
	losses	value	losses	value	losses	value
U.S. government agencies	$111,939	$18,881,775	$—	$—	$111,939	$18,881,775
Mortgage-backed	298,271	35,541,939	13,278	3,373,491	311,549	38,915,430
FHLMC stock	—	—	1,921	4,760	1,921	4,760

	$410,210	$54,423,714	$15,199	$3,378,251	$425,409	$57,801,965

The gross unrealized losses on debt securities are not considered by management to be other-than-temporary impairments. Management has the intent and ability to hold these securities until recovery of their value. In most cases, temporary impairment is caused by market interest rate fluctuations.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 9: Loans Receivable and Allowance for Loan Losses

Loans receivable consist of the following at March 31, 2014 and 2013:

	March 31,	March 31,
	2014	2013
Real estate loans:
One- to four-family:
Residential	$57,673,450	$63,895,507
Residential construction	473,271	17,000
Investor	14,000,119	15,825,857
Commercial	41,406,424	36,238,661
Commercial construction	2,794,793	3,508,125

	116,348,057	119,485,150
Commercial	15,656,599	26,936,644
Home equity loans	11,660,531	13,727,266
Consumer	1,154,007	1,122,770

Total loans	144,819,194	161,271,830
Premium on loans purchased	—	15,334
Net deferred loan origination fees and costs	(119,630)	(95,522)
Allowance for loan losses	(1,785,973)	(2,071,224)

	142,913,591	$159,120,418

Residential lending is generally considered to involve less risk than other forms of lending, although payment experience on these loans is dependent on economic and market conditions in the Bank’s lending area. Construction loan repayments are generally dependent on the related properties or the financial condition of the borrower or guarantor. Accordingly, repayment of such loans can be more susceptible to adverse conditions in the real estate market and the regional economy.

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

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following tables set forth for the years ended March 31, 2014 and 2013, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

						Allowance		Loan Balance
						Individually	Collectively	Individually	Collectively
						Evaluated	Evaluated	Evaluated	Evaluated
	Allowance	Provision for	Charge		Allowance	for	for	for	for
March 31, 2014	3/31/2013	Loan Losses	offs	Recoveries	3/31/2014	Impairment	Impairment	Impairment	Impairment
Real estate loans
One- to four-family	$372,390	$337,416	$205,809	$24,365	$528,362	$168,487	$359,875	$1,913,630	$70,233,210
Commercial	613,047	(84,100)	—	46,934	575,881	—	575,881	3,363,584	38,042,840
Construction	417,311	643,050	1,000,000	—	60,361	—	60,361	1,552,293	1,242,500
Commercial	635,840	968,537	1,058,733	45,331	590,975	259	590,716	3,953,618	11,702,981
Home equity loans	31,484	7,082	11,385	—	27,181	—	27,181	204,209	11,456,322
Consumer	1,152	1,572	—	489	3,213	—	3,213	—	1,154,007
Unallocated	—	—	—	—	—	—	—	—	—

	$2,071,224	$1,873,557	$2,275,927	$117,119	$1,785,973	$168,746	$1,617,227	$10,987,334	$133,831,860

						Allowance		Loan Balance
						Individually	Collectively	Individually	Collectively
						Evaluated	Evaluated	Evaluated	Evaluated
	Allowance	Provision for	Charge		Allowance	for	for	for	for
March 31, 2013	3/31/2012	Loan Losses	offs	Recoveries	3/31/2013	Impairment	Impairment	Impairment	Impairment
Real estate loans
One- to four-family	$342,905	$284,263	$254,778	$—	$372,390	$66,504	$305,886	$2,274,664	$77,463,700
Commercial	879,698	434,621	701,272	—	613,047	—	613,047	4,806,293	31,432,368
Construction	1,047,658	(293,270)	337,077	—	417,311	417,311	—	3,508,125	—
Commercial	1,231,723	1,308,430	1,904,313	—	635,840	24,770	611,070	2,993,490	23,943,154
Home equity loans	41,829	(5,015)	5,330	—	31,484	—	31,484	21,874	13,705,392
Consumer	270	9,227	8,345	—	1,152	—	1,152	—	1,122,770
Unallocated	8,281	(8,281)	—	—	—	—	—	—	—

	$3,552,364	$1,729,975	$3,211,115	$—	$2,071,224	$508,585	$1,562,639	$13,604,446	$147,667,384

Past due loans, segregated by age and class of loans, as of March 31, 2014 and 2013, were as follows:

			Loans				Accruing		Nonaccrual
	Loans	Loans	90 or more				loans 90 or		interest
	30-59 days	60-89 days	days	Total past	Current		more days	Nonaccrual	not
March 31, 2014	past due	past due	past due	due loans	loans	Total loans	past due	loans	accrued
Real estate loans
One- to four-family	$253,465	$—	$442,355	$695,820	$71,451,020	$72,146,840	$—	$442,355	$29,409
Commercial	—	—	301,295	301,295	41,105,129	41,406,424	301,295	—	—
Construction	—	1,242,500	—	1,242,500	1,552,293	2,794,793	—	1,552,293	—
Commercial	439,603	2,172,968	1,801,746	4,414,317	11,242,282	15,656,599	500,000	2,040,864	71,850
Home equity loans	—	—	204,209	204,209	11,456,322	11,660,531	—	204,209	9,697
Consumer	7,629	—	—	7,629	1,146,378	1,154,007	—	—	—

	$700,697	$3,415,468	$2,749,605	$6,865,770	$137,953,424	$144,819,194	$801,295	$4,239,721	$110,956

			Loans				Accruing		Nonaccrual
	Loans	Loans	90 or more				loans 90 or		interest
	30-59 days	60-89 days	days	Total past	Current		more days	Nonaccrual	not
March 31, 2013	past due	past due	past due	due loans	loans	Total loans	past due	loans	accrued
Real estate loans
One- to four-family	$756,123	$179,316	$1,371,429	$2,306,868	$77,431,496	$79,738,364	$—	$1,377,827	$159,594
Commercial	—	—	1,406,421	1,406,421	34,832,240	36,238,661	—	1,406,421	167,519
Construction	—	—	1,003,314	1,003,314	2,504,811	3,508,125	—	1,003,314	111,950
Commercial	1,865,563	—	319,167	2,184,730	24,751,914	26,936,644	—	1,307,290	21,643
Home equity loans	63,106	—	36,891	99,997	13,627,269	13,727,266	—	36,891	1,302
Consumer	—	—	—	—	1,122,770	1,122,770	—	—	—

	$2,684,792	$179,316	$4,137,222	$7,001,330	$154,270,500	$161,271,830	$—	$5,131,743	$462,008

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Impaired loans as of March 31, 2014 and 2013 were as follows:

	Unpaid	Recorded	Recorded
	contractual	investment	investment	Total		Average
	principal	with no	with	recorded	Related	recorded	Interest
March 31, 2014	balance	allowance	allowance	investment	allowance	investment	recognized
Real estate loans
One- to four-family	$2,103,937	$442,355	$1,471,275	$1,913,630	$168,487	$2,015,371	$85,927
Commercial	5,212,253	3,363,584	—	3,363,584	—	3,381,166	278,249
Construction	2,552,293	1,552,293	—	1,552,293	—	2,546,048	174,501
Commercial	5,405,706	3,886,889	66,729	3,953,618	259	4,664,305	319,389
Home equity loans	215,594	204,209	—	204,209	—	153,943	8,315
Consumer	—	—	—	—	—	—	—

	$15,489,783	$9,449,330	$1,538,004	$10,987,334	$168,746	$12,760,833	$866,381

	Unpaid	Recorded	Recorded
	contractual	investment	investment	Total		Average
	principal	with no	with	recorded	Related	recorded	Interest
March 31, 2013	balance	allowance	allowance	investment	allowance	investment	recognized
Real estate loans
One- to four-family	$2,766,726	$1,373,947	$900,717	$2,274,664	$66,504	$2,476,899	$78,717
Commercial	5,498,540	4,806,293	—	4,806,293	—	5,045,501	237,838
Construction	3,853,728	1,003,314	2,504,811	3,508,125	417,311	3,462,305	168,173
Commercial	3,586,694	2,783,250	210,240	2,993,490	24,770	3,231,026	124,040
Home equity loans	22,554	21,874	—	21,874	—	24,166	425
Consumer	—	—	—	—	—	—	—

	$15,728,242	$9,988,678	$3,615,768	$13,604,446	$508,585	$14,239,897	$609,193

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

The Bank utilizes a risk grading matrix to assign a risk grade to each of its loans. A description of the general characteristics of loans characterized as watch list or classified is as follows:

Pass

A pass loan is considered of sufficient quality to preclude a special mention or an adverse rating. Pass assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral.

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

HAMILTON BANCORP, INC. AND SUBSIDIARY

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

Foreclosed real estate will be treated as a classifiable asset. Generally, foreclosed real estate will be classified as substandard, except if the property is subject to an agreement of sale or if the asset is generating sufficient income. An appraisal may be performed on the asset to estimate its value. When the property is transferred to foreclosed real estate, a sufficient amount will be charged-off against the allowance for loan losses in order to account for the property at its fair value less estimated costs to sell.

Doubtful

A doubtful loan has all the weaknesses inherent in a substandard loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. A loan classified as doubtful exhibits loss potential. However, there is still sufficient reason to permit the loan to remain on the books. A doubtful classification could reflect the deterioration of the primary source of repayment and serious doubt exists as to the quality of the secondary source of repayment.

Doubtful classifications should be used only when a distinct and known possibility of loss exists. When identified, adequate loss should be recorded for the specific assets. The entire asset should not be classified as doubtful if a partial recovery is expected, such as liquidation of the collateral or the probability of a private mortgage insurance payment is likely.

Loss

Loans classified as loss are considered uncollectable and of such little value that their continuance as loans is unjustified. A loss classification does not mean a loan has absolutely no value; partial recoveries may be received in the future. When loans or portions of a loan are considered a loss, it will be the policy of the Bank to write-off the amount designated as a loss. Recoveries will be treated as additions to the allowance for loan losses.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following tables present the March 31, 2014 and 2013 balances of classified loans based on the risk grade. Classified loans include Special Mention, Substandard, Doubtful, and Loss loans. The Bank had no loans classified as Doubtful or Loss as of March 31, 2014 or 2013.

		Special
March 31, 2014	Pass	Mention	Substandard	Total
Real estate loans
One-to four-family	$69,979,745	$1,724,740	$442,355	$72,146,840
Commercial	35,187,711	2,855,129	3,363,584	41,406,424
Construction	1,242,500	—	1,552,293	2,794,793
Commercial	8,462,441	3,240,542	3,953,616	15,656,599
Home equity loans	11,456,322	—	204,209	11,660,531
Consumer	1,154,007	—	—	1,154,007

	$127,482,726	$7,820,411	$9,516,057	$144,819,194

		Special
March 31, 2013	Pass	Mention	Substandard	Total
Real estate loans
One-to four-family	$76,599,005	$1,767,930	$1,371,429	$79,738,364
Commercial	31,432,368	—	4,806,293	36,238,661
Construction	—	—	3,508,125	3,508,125
Commercial	22,723,043	1,220,111	2,993,490	26,936,644
Home equity loans	13,638,716	51,659	36,891	13,727,266
Consumer	1,122,770	—	—	1,122,770

	$145,515,902	$3,039,700	$12,716,228	$161,271,830

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

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

A summary of TDRs at March 31, 2014 and 2013 follows:

March 31, 2014	Number of Contracts	Performing	Nonperforming	Total
Real estate
One- to four-family	5	$1,471,275	$6,259	$1,477,534
Commercial	—	—	—	—
Construction	—	—	—	—
Commercial	3	66,729	870,489	937,218
Home equity loans	—	—	—	—
Consumer	—	—	—	—

	8	$1,538,004	$876,748	$2,414,752

March 31, 2013	Number of Contracts	Performing	Nonperforming	Total
Real estate loans
One- to four-family	4	$1,436,343	$6,630	$1,442,973
Commercial	—	—	—	—
Construction	—	—	—	—
Commercial	3	—	1,177,788	1,177,788
Home equity loans	1	21,874	—	21,874
Consumer	—	—	—	—

	8	$1,458,217	$1,184,418	$2,642,635

The following table presents the number of contracts and the dollar amount of TDR’s that were added during the fiscal year ended March 31, 2014. The amount shown reflects the outstanding loan balance at the time of the modification.

	Number of	Outstanding Recorded
Year Ended March 31, 2014	Contracts	Investment
Real estate
One- to four-family	1	$72,104
Commercial	—	—
Construction	—	—
Commercial	—	—
Home equity loans	—	—
Consumer	—	—

	1	$72,104

The following table represents loans that were modified as TDRs during the year ended March 31, 2013, and have subsequently defaulted in the twelve months ended March 31, 2014. Payment default under a TDR is defined as any TDR that is 90 days or more past due since the loan was modified.

	Year ended March 31, 2014
TDR Loan Type	Number of Contracts	Recorded Investment
Commercial	1	$196,667

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The recorded investment of the commercial TDR loan as of March 31, 2014 reflects a partial charge-off of $47,060 during the quarter ended March 31, 2013 and a subsequent payment of $122,500 from the auction of repossessed equipment. There is additional collateral that the Bank has yet to collect upon. Management does not expect to incur any additional losses on this particular loan.

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

The Bank had the following outstanding commitments and unused lines of credit as of March 31, 2014 and 2013:

	2014	2013
Unused commercial lines of credit	$2,614,410	$8,161,901
Unused home equity lines of credit	17,473,620	17,402,335
Residential construction loan commitments	976,829	837,000
Commercial construction loan commitments	47,021	240,875
Home equity loan commitments	142,200	132,500
Commercial loan commitments	2,589,249	7,710,000

Note 10: Premises and Equipment

A summary of premises and equipment and the related depreciation and amortization as of March 31, is as follows:

	Estimated Useful
	Life	2014	2013
Land		$290,219	$298,119
Office buildings and improvements	3 - 39 years	2,825,293	3,185,655
Furniture and equipment	3 - 7 years	1,653,963	1,723,943
Automobiles	5 years	84,352	84,352

		4,853,827	5,292,069
Accumulated depreciation and amortization		(2,752,240)	(2,831,237)

Net premises and equipment		$2,101,587	$2,460,832

Depreciation and amortization expense		$310,935	$353,296

The Bank closed its Belmar branch in Baltimore City on August 2, 2013. Management closed the Belmar branch due to its close proximity to one of the Bank’s other four branch locations. The building and land were sold in December 2013 for $224,052 and the Bank recognized a gain of $82,518 on the sale.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The Bank has an operating lease for one of its existing branch locations in Baltimore County that ends May 1, 2015. In addition, the Bank signed a sublease dated April 28, 2011, for its administrative office space located in Baltimore County that ends November 1, 2016. Each of the lease agreements have options to renew at the end of the lease term. Rental expense under the two leases for the years ended March 31, 2014 and 2013 was $387,535 and $383,958, respectively. The minimum future rental commitment under both agreements is as follows:

Year ending March 31,	Payments
2015	$404,354
2016	348,247
2017	207,820

$960,421

Note 11: Interest-Bearing Deposits

Major classifications of interest-bearing deposits as of March 31, are as follows:

Deposit Product	2014	2013
Statement savings	$15,951,875	$15,482,596
NOW accounts	9,067,604	8,859,606
Money market	28,382,326	28,200,665
Certificates of Deposit	170,091,205	196,017,794
Premium on deposits purchased	—	10,000

	$223,493,010	$248,570,661

The aggregate amount of time deposits in denominations of $100,000 or more were $68,356,091 and $77,122,727 at March 31, 2014 and 2013, respectively.

Schedule of maturity of time deposits is as follows:

Maturity period	2014	2013
Within one year	$102,001,002	$112,636,692
Over one year through two years	37,294,279	42,169,385
Over two years through three years	15,716,214	22,095,958
Over three years through four years	6,762,094	12,291,031
Over four years through five years	8,317,616	6,824,728

	$170,091,205	$196,017,794

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 12: Regulatory Capital Ratios

The Office of the Comptroller of the Currency has adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. The capital ratios and minimum capital requirements of the Bank at March 31, 2014 and March 31, 2013 were as follows:

			Minimum		To be well
	Actual		capital requirement		capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2014
Total Risk-based Capital (to risk-weighted assets)	$45,800	28.38%	$12,908	8.00%	$16,135	10.00%
Tier 1 Capital (to risk-weighted assets)	44,014	27.28%	6,454	4.00%	9,681	6.00%
Tier 1 Capital (to adjusted total assets)	44,014	15.10%	11,660	4.00%	14,575	5.00%

March 31, 2013
Total Risk-based Capital (to risk-weighted assets)	$46,956	26.70%	$14,068	8.00%	$17,586	10.00%
Tier 1 Capital (to risk-weighted assets)	44,885	25.52%	7,034	4.00%	10,551	6.00%
Tier 1 Capital (to adjusted total assets)	44,885	14.13%	12,707	4.00%	15,884	5.00%

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

In its regulatory report filed as of March 31, 2014, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. Management is not aware of any events that would have caused this classification to change. Management has no plans that should change the classification of the capital adequacy.

Note 13: Income Taxes

The provisions for income taxes for the years ended March 31, 2014 and 2013 consist of the following components:

	March 31,
	2014	2013
Current:
Federal	$(590,715)	$(530,824)
State	(181,134)	(173,231)
Deferred income tax	(219,940)	397,057

Total	$(991,789)	$(306,998)

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

A reconciliation of the provision for taxes on income from the statutory federal income tax rate to the effective income tax rates follows:

	March 31,
	2014	2013
Tax at statutory federal income tax rate	$(743,639)	$(162,905)
Tax effect of:
Tax-exempt income	(141,850)	(102,069)
State income taxes, net of federal benefit	(135,773)	(40,603)
Nondeductible expenses and other	29,473	(1,421)

Income tax expense	$(991,789)	$(306,998)

The following is a summary of the tax effects of the temporary differences between financial and income tax accounting that give rise to deferred tax assets and deferred tax liabilities as of March 31:

	2014	2013
Deferred tax assets:
Allowance for loan losses	$712,296	$829,814
Nonaccrual interest	114,876	249,489
Deferred compensation	287,695	241,117
Foreclosed real estate write down and holding costs	133,834	46,394
Deferred loan costs	59,282	61,158
Capital loss carryforward	—	28,196
Charitable contribution carryforward	28,596	16,698
Net operating loss carryforward	333,022	—
Stock based payment awards	17,550	—
Unrealized loss on investment securities available for sale	1,026,766	—
Valuation allowance on deferred tax asset	(2,418)	—

	2,711,499	1,472,866

Deferred tax liabilities:
Accumulated depreciation	827	73,416
FHLB stock dividends	67,245	101,272
Goodwill and other intangible assets	249,464	184,158
Unrealized gain on investment securities available for sale	—	259,098
Other	33,237	—

	350,773	617,944

Net deferred tax asset	$2,360,726	$854,922

In management’s opinion, it is more likely than not that the Company will be able to realize the recorded net deferred income tax asset. This is based on management’s analysis, which includes projections of future taxable income as well as income taxes paid in prior years available for carryback. As of March 31, 2014 the Company recorded a valuation allowance related to the holding company’s State of Maryland net operating loss carryforward. As of March 31, 2014, the Company has a federal net operating loss carryforward of $803,991, which will expire during the year ending March 31, 2034.

The Company’s tax returns are subject to review and examination by federal and state taxing authorities. The Company’s tax returns are currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended March 31, 2011 through March 31, 2014. In management’s opinion, the Company does not have any uncertain tax positions that are deemed material, and did not recognize any adjustments for unrecognized tax benefits.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

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

Fair value measurements on a recurring basis

Securities available for sale – If quoted prices are available in an active market for identical assets, securities are classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. As of March 31, 2014 and 2013, the Company has categorized its investment securities available for sale as follows:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
March 31, 2014
U.S. government agencies	$—	$23,413,105	$—	$23,413,105
Municipal bonds	—	3,337,560	—	3,337,560
Mortgage-backed	—	76,775,589	—	76,775,589
FHLMC stock	27,020	—	—	27,020

Total investment securities available for sale	$27,020	$103,526,254	$—	$103,553,274

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
March 31, 2013
U.S. government agencies	$—	$27,029,248	$—	$27,029,248
Mortgage-backed	—	89,199,935	—	89,199,935
FHLMC stock	4,760	—	—	4,760

Total investment securities available for sale	$4,760	$116,229,183	$—	$116,233,943

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Fair value measurements on a nonrecurring basis

Impaired Loans—The Company has measured impairment generally based on the fair value of the loan’s collateral or the present value of expected future cash flows. Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of March 31, 2014 and 2013, the fair values consist of loan balances of $10,987,334 and $13,604,446 that have been written down by $168,746 and $508,585, respectively, as a result of specific loan loss allowances.

Foreclosed real estate – The Company’s foreclosed real estate is measured at fair value less estimated cost to sell. As of March 31, 2014 and 2013, the fair value of foreclosed real estate was estimated to be $664,020 and $755,659, respectively. Fair value was determined based on offers and/or appraisals. Cost to sell the assets was based on standard market factors. The Company has categorized its foreclosed assets as Level 3.

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
March 31, 2014
Impaired loans	$—	$—	$10,818,588	$10,818,588
Foreclosed real estate	—	—	664,020	664,020

Total impaired loans and foreclosed real estate	$—	$—	$11,482,608	$11,482,608

March 31, 2013
Impaired loans	$—	$—	$13,095,861	$13,095,861
Foreclosed real estate	—	—	755,659	755,659

Total impaired loans and foreclosed real estate	$—	$—	$13,851,520	$13,851,520

The following table reconciles the beginning and ending balance of foreclosed real estate, which is measured on a nonrecurring basis using significant unobservable, Level 3 inputs for the years ended March 31, 2014 and 2013:

	2014	2013
Beginning balance	$755,659	$755,659
Transfer to foreclosed real estate	1,003,314	427,988
Proceeds from sale of foreclosed real estate	(601,250)	(422,458)
Loss on sale of foreclosed real estate	(154,409)	(5,530)
Write down of foreclosed real estate	(339,294)	—

Ending balance	$664,020	$755,659

The remaining financial assets and liabilities are not reported on the balance sheets at fair value on a recurring basis. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

	March 31, 2014		March 31, 2013
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Financial assets
Level 1 inputs
Cash and cash equivalents	$33,073,310	$33,073,310	$33,968,744	$33,968,744
Level 2 inputs
Loans held for sale	—	—	196,743	203,416
Federal Home Loan Bank stock	266,000	266,000	400,600	400,600
Bank-owned life insurance	12,002,078	12,002,078	11,622,667	11,622,667
Level 3 inputs
Loans receivable, net	142,913,591	145,442,441	159,120,418	162,443,898

Financial liabilities
Level 1 inputs
Advances by borrowers for taxes and insurance	669,797	669,797	769,000	769,000
Level 3 inputs
Deposits	238,820,171	239,452,889	260,116,875	261,490,896

The fair values of cash and cash equivalents and advances by borrowers for taxes and insurance are estimated to equal the carrying amount.

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

The fair values of interest-bearing checking, savings, and money market deposit accounts is equal to the carrying amount. The fair value of fixed-maturity time deposits is estimated based on interest rates currently offered for deposits of similar remaining maturities.

The fair values of outstanding loan commitments and unused lines of credit are considered to be the same as the contractual amounts, and are not included in the table above. These commitments generate fees that approximate those currently charged to originate similar commitments.

Note 15: Defined Contribution Retirement Plan

The Bank offers a retirement plan qualifying under section 401(k) of the Internal Revenue Code to its employees. The Plan covers all full-time employees with one year of service who have reached 18 years of age. The Bank contributes three percent of each participant’s eligible compensation to the Plan. The Bank may make elective deferrals as well, upon Board of Directors approval. During the years ended March 31, 2014 and 2013, the Bank recorded expense of $95,785 and $90,818, respectively, related to the 401(k) Plan.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

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

The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 20-year term of the loan with funds from the Bank’s contributions to the ESOP and dividends paid on the stock, if any. The interest rate on the ESOP loan is an adjustable rate equal to the lowest prime rate, as published in the Wall Street Journal. The interest rate will adjust annually and will be the prime rate on the first business day of the calendar year. The interest rate on the loan as of March 31, 2014 is 3.25%.

Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants. Participants will vest their accrued benefits under the employee stock ownership plan at a rate of 20% per year, such that the participants will be 100% vested upon completion of five years of credited service. Vesting is accelerated upon retirement, death, or disability of the participant, or a change in control of the Bank. Forfeitures will be reallocated to remaining plan participants. Benefits may be payable upon retirement, death, disability, separation of service, or termination of the ESOP. Participants may elect to receive benefits in cash in lieu of common stock.

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the fair market price of the shares as they are committed to be released from the unallocated suspense account to participants’ accounts. The shares allocated will then become outstanding shares for earnings per share computations. The ESOP compensation expense for the year ended March 31, 2014 and 2013 was $211,345 and $171,292, respectively.

A summary of ESOP shares at March 31, 2014 and 2013 is as follows:

	2014	2013
Shares allocated to employees	29,624	14,812
Unearned shares	266,616	281,428

Total ESOP shares	296,240	296,240

Fair value of unearned shares	$3,732,624	$3,866,821

Note 17: Stock Based Compensation

In November 2013, the Company’s shareholders approved a new Equity Incentive Plan (the “2013 Equity Incentive Plan’’). The 2013 Equity Incentive Plan allows for up to 148,120 shares to be issued to employees, executive officers or Directors in the form of restricted stock, and up to 370,300 shares to be issued to employees, executive officers or Directors in the form of stock options. At March 31, 2014, there were 77,250 restricted stock awards issued and outstanding and 225,150 stock option awards granted under the 2013 Incentive Plan.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Stock Options:

Under the above plan, the exercise price for stock options is the market price at date of grant. The maximum option term is ten years and the options granted shall vest in five equal annual installments of 20% with the first installment becoming exercisable on the first anniversary of the date of grant, or February 3, 2015, and succeeding installments on each anniversary thereafter, through February 3, 2019. The Company issues new shares to satisfy share option exercises. Total compensation cost that has been charged against income for the stock option plan was $34,868 for the year ended March 31, 2014.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical data. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury rate equal to the expected term of the option in effect at the time of the grant.

The fair value of options granted during the year ended March 31, 2014 was determined using the following weighted-average assumptions as of grant date.

2014
Risk free interest rate	2.07%
Expected term	7.0 years
Expected stock price volatility	27.30%
Dividend yield	0.00%

A summary of stock option activity for the year ended March 31, 2014 is as follows:

Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
March 31, 2014:	Shares	Price	Term
Outstanding at beginning of year	—	$—	—
Granted	225,150	13.85	10.0 years
Exercised	—	—	—
Forfeited, exchanged or expired	—	—	—

Outstanding at end of year	225,150	$13.85	9.8 years

Vested at end of year	—	$13.85	9.8 years

As of March 31, 2014 there was $1,011,179 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 4.83 years. As of March 31, 2014, the weighted average fair value of the options granted was $4.65. As of March 31, 2014, the outstanding stock options have an intrinsic value of $33,773.

Restricted Stock:

The specific terms of each restricted stock award are determined by the Compensation Committee at the date of the grant. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The fair value of the stock was determined using the total number of restricted stock awards granted multiplied by the fair market value of a share of Company stock at the grant date. Restricted stock awards granted shall vest in five equal annual installments of 20% with the first installment becoming vested on the first anniversary of the date of grant, or February 3, 2015, and succeeding installments on each anniversary thereafter, through February 3, 2019.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

A summary of changes in the Company’s nonvested shares for the year is as follows:

	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at November 18, 2013 (Plan approval date)	—	$—
Granted	77,250	13.85
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2014	77,250	$13.85

The Company recorded restricted stock awards expense of $35,663 during the year ended March 31, 2014. As of March 31, 2014, there was $1,034,250 of total unrecognized compensation cost related to nonvested shares granted under the 2013 stock incentive plan. The cost is expected to be recognized over a weighted-average period of 4.83 years.

Note 18: Condensed Financial Statements of Parent Company

Presented below are the condensed statement of financial condition as of March 31, 2014 and 2013, and the related condensed statement of operations and condensed statement of cash flows for Hamilton Bancorp, Inc. for the year ended March 31, 2014 and 2013.

Condensed Statement of Financial Condition

	March 31, 2014	March 31, 2013
Assets
Cash and due from bank	$8,750,970	$10,444,504
Investment securities available-for-sale	4,913,669	5,991,545
ESOP loan receivable	2,676,994	2,785,252
Investment in bank subsidiary	45,325,948	48,164,118
Other assets	102,687	50,192

Total Assets	$61,770,268	$67,435,611

Liabilities	$—	$—
Shareholders’ Equity
Common stock	35,951	37,030
Additional paid in capital	32,910,362	35,554,350
Retained earnings	33,066,380	34,261,764
Unearned ESOP shares	(2,666,160)	(2,814,280)
Accumulated other comprehensive income	(1,576,265)	396,747

Total Shareholders’ Equity	61,770,268	67,435,611

Total Liabilities and Shareholders’ Equity	$61,770,268	$67,435,611

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Condensed Statement of Operations

	March 31, 2014	March 31, 2013
Interest revenue
Interest on bank deposits	$10,068	$1,672
Interest on investments	41,683	10,498
Interest on ESOP loan	89,641	44,260

Total interest revenue	141,392	56,430
Noninterest expenses	167,955	59,180

Loss before equity in net loss of bank subsidiary	(26,563)	(2,750)
Equity in net loss of bank subsidiary	(1,168,821)	(169,385)

Net loss	$(1,195,384)	$(172,135)

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Condensed Statement of Cash Flows

	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net loss	$(1,195,384)	$(172,135)
Adjustments to reconcile net loss to net cash used by operating activities:
Equity in undistributed net loss of subsidiary	1,168,821	169,385
Accretion of discount on investment securities	(1,108)	(392)
Increase in other assets	(20,941)	(47,694)

Net cash used by operating activities	(48,612)	(50,836)

Cash flows from investing activities:
Investment in bank subsidiary	—	(16,300,000)
ESOP loan to bank	—	(2,962,400)
Principal collected on ESOP loan	108,258	177,148
Proceeds from maturing and called securities available for sale, including principal pay downs	1,000,000	—
Purchase of investment securities available-for-sale	—	(5,998,500)

Net cash provided (used) by investing activities	1,108,258	(25,083,752)

Cash flows from financing activities:
Proceeds from issuance of common stock (net of costs)	—	35,579,092
Repurchase of common stock	(2,753,180)	—

Net cash provided (used) by financing activities	(2,753,180)	35,579,092

Net increase (decrease) in cash and cash equivalents	(1,693,534)	10,444,504
Cash and cash equivalents at beginning of period	10,444,504	—

Cash and cash equivalents at end of period	$8,750,970	$10,444,504

Supplemental disclosure of noncash financing activities:

In October 2012, the company advanced $2,962,400 to the Employee Stock Ownership Plan, which was used to acquire 296,240 shares of common stock. The loan is secured by the shares purchased and is shown as Unearned ESOP shares in the consolidated statement of condition.