Form 10-K/A
period 2014-03-31
Hamilton Bancorp, Inc.
filed 2014-07-01
CIK 1551739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of September 30, 2013 was $53,025,920.

The number of shares outstanding of the registrant’s common stock as of June 27, 2014 was 3,415,345.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-K of Hamilton Bancorp, Inc. is being filed solely to correct the aggregate market value of the voting and non-voting common equity held by nonaffiliates as of September 30, 2013, as listed on the cover page, and to correct the name of Rowles & Company, LLP and the date of their opinion in Exhibit 23.0.

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