Form 10-Q
period 2014-06-30
Hamilton Bancorp, Inc.
filed 2014-08-14
CIK 1551739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

3,415,345 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of August 14, 2014.

Hamilton Bancorp, Inc. and Subsidiaries

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Financial Condition

June 30, 2014 and March 31, 2014

	June 30, 2014	March 31, 2014
	(Unaudited)	(Audited)
Assets
Assets
Cash and due from banks	$4,232,779	$3,471,505
Federal funds sold and Federal Home Loan Bank deposit	7,182,583	10,312,341
Interest-bearing deposits in other banks	13,631,545	19,289,464

Cash and cash equivalents	25,046,907	33,073,310
Investment securities available for sale	107,960,452	103,553,274
Federal Home Loan Bank stock, at cost	266,000	266,000
Loans held for sale	791,795	—
Loans, less allowance for loan losses of $2,047,247 and $1,785,973	144,080,310	142,913,591
Premises and equipment	2,086,244	2,101,587
Foreclosed real estate	664,020	664,020
Accrued interest receivable	818,580	789,800
Bank-owned life insurance	12,092,608	12,002,078
Deferred income taxes	1,978,963	2,360,726
Income taxes refundable	835,332	659,859
Goodwill and other intangible assets	2,827,015	2,835,765
Other assets	1,315,512	1,549,057

Total Assets	$300,763,738	$302,769,067

Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$18,339,471	$15,327,161
Interest-bearing deposits	220,415,460	223,493,010

Total deposits	238,754,931	238,820,171
Advances by borrowers for taxes and insurance	1,057,186	669,797
Other liabilities	1,183,653	1,508,831

Total liabilities	240,995,770	240,998,799

Commitments and contingencies	—	—

Shareholders’ Equity
Common stock, $.01 par value, 100,000,000 shares authorized. Issued: 3,415,345 shares at June 30, 2014 and 3,595,100 shares at March 31, 2014	34,153	35,951
Additional paid in capital	30,515,768	32,910,362
Retained earnings	32,874,399	33,066,380
Unearned ESOP shares	(2,666,160)	(2,666,160)
Accumulated other comprehensive income	(990,192)	(1,576,265)

Total shareholders’ equity	59,767,968	61,770,268

Total Liabilities and Shareholders’ Equity	$300,763,738	$302,769,067

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

Three Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,
	2014	2013

Interest revenue
Loans, including fees	$1,842,227	$2,150,228
U.S. treasuries and government agencies	106,393	116,218
Municipal bonds	35,865	—
Mortgage-backed securities	388,335	394,336
Federal funds sold and other bank deposits	13,785	14,300

Total interest revenue	2,386,605	2,675,082

Interest expense
Deposits	431,071	547,958

Net interest income	1,955,534	2,127,124
Provision for loan losses	300,000	304,000

Net interest income after provision for loan losses	1,655,534	1,823,124

Noninterest revenue
Service charges	104,715	67,782
Gain on sale of investment securities	22,019	95,516
Gain on sale of loans held for sale	1,199	3,512
Earnings on bank-owned life insurance	90,530	96,946
Other	13,209	1,228

Total noninterest revenue	231,672	264,984

Noninterest expenses
Salaries	892,053	817,826
Employee benefits	420,901	293,432
Occupancy	204,361	219,383
Advertising	33,738	73,901
Furniture and equipment	55,651	84,613
Data processing	147,527	151,901
Legal services	59,691	92,852
Other professional services	94,483	122,777
Deposit insurance premiums	58,198	59,990
Foreclosed real estate expense and losses	—	17,455
Other operating	288,058	202,438

Total noninterest expenses	2,254,661	2,136,568

Loss before income taxes	(367,455)	(48,460)
Income tax benefit	(175,474)	(66,047)

Net (loss) income	$(191,981)	$17,587

Basic Earnings (loss) per common share - basic and diluted	$(0.06)	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

Three Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,
	2014	2013

Net (loss) income	$(191,981)	$17,587
Other comprehensive income:
Unrealized gain (loss) on investment securities available for sale	989,856	(2,712,168)
Reclassification adjustment for realized gain on investment securities available for sale included in net income	(22,019)	(95,516)

Total unrealized gain (loss) on investment securities available for sale	967,837	(2,807,684)
Income tax expense (benefit) relating to investment securities available for sale	381,764	(1,062,864)

Other comprehensive income (loss)	586,073	(1,744,820)

Total comprehensive income (loss)	$394,092	$(1,727,233)

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three Months Ended June 30, 2014 and 2013

					Accumulated
		Additional		Unearned	other	Total
	Common	paid-in	Retained	ESOP	comprehensive	shareholders’
	stock	capital	earnings	shares	income	equity

Balance March 31, 2013	$37,030	$35,554,350	$34,261,764	$(2,814,280)	$396,747	$67,435,611

Net income	—	—	17,587	—	—	17,587
Unrealized loss on available for sale securities, net of tax effect of $(1,062,864)	—	—	—	—	(1,744,820)	(1,744,820)

Balance June 30, 2013	$37,030	$35,554,350	$34,279,351	$(2,814,280)	$(1,348,073)	$65,708,378

Balance March 31, 2014	$35,951	$32,910,362	$33,066,380	$(2,666,160)	$(1,576,265)	$61,770,268

Net loss	—	—	(191,981)	—	—	(191,981)
Unrealized gain on available for sale securities, net of tax effect of $ 381,764	—	—	—	—	586,073	586,073
Repurchase of common stock	(1,798)	(2,500,392)	—	—	—	(2,502,190)
Stock based compensation - options	—	52,302	—	—	—	52,302
Stock based compensation - restricted stock	—	53,496	—	—	—	53,496

Balance June 30, 2014	$34,153	$30,515,768	$32,874,399	$(2,666,160)	$(990,192)	$59,767,968

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,
	2014	2013

Cash flows from operating activities
Interest received	$2,435,461	$2,833,556
Fees and commissions received	117,924	69,010
Interest paid	(431,282)	(553,449)
Cash paid to suppliers and employees	(2,167,239)	(2,064,860)
Cash paid for unsettled security	—	(2,047,537)
Origination of loans held for sale	(938,633)	(694,000)
Proceeds from sale of loans held for sale	148,037	355,426

Net cash used by operating activities	(835,732)	(2,101,854)

Cash flows from investing activities
Proceeds from sale of securities available for sale	28,700	3,608,148
Proceeds from maturing and called securities available for sale, including principal pay downs	7,716,779	5,693,018
Purchase of investment securities available for sale	(11,256,420)	(9,677,847)
Loans made, net of principal repayments	(1,450,735)	(2,041,710)
Purchase of premises and equipment	(72,454)	(23,404)
Proceeds from sale of automobile	23,500	—

Net cash used by investing activities	(5,010,630)	(2,441,795)

Cash flows from financing activities
Net increase (decrease) in
Deposits	(65,240)	(2,563,473)
Advances by borrowers for taxes and insurance	387,389	427,908
Repurchase of common stock	(2,502,190)	—

Net cash used by financing activities	(2,180,041)	(2,135,565)

Net decrease in cash and cash equivalents	(8,026,403)	(6,679,214)

Cash and cash equivalents at beginning of period	33,073,310	33,968,744

Cash and cash equivalents at end of period	$25,046,907	$27,289,530

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

	Three Months Ended June 30,
	2014	2013

Reconciliation of net (loss) income to net cash used by operating activities
Net (loss) income	$(191,981)	$17,587
Adjustments to reconcile net (loss) income to net cash used by operating activities
Amortization of premiums on securities	93,619	201,721
Gain on sale of investment securities	(22,019)	(95,516)
Loan premium amortization	—	5,750
Deposit premium amortization	—	(6,000)
Core deposit intangible asset amortization	8,750	11,000
Premises and equipment depreciation and amortization	62,465	86,486
Gain on disposal of automobile	1,832	—
Stock based compensation	105,798	—
Provision for loan losses	300,000	304,000
Decrease (increase) in
Accrued interest receivable	(28,780)	(25,046)
Loans held for sale	(791,795)	(342,086)
Cash surrender value of life insurance	(90,530)	(96,946)
Income taxes refundable	(175,473)	(66,047)
Other assets	233,544	132,603
Increase (decrease) in
Accrued interest payable	(211)	509
Deferred loan origination fees	(15,984)	(23,951)
Other liabilities	(324,967)	(2,205,918)

Net cash provided by operating activities	$(835,732)	$(2,101,854)

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014

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

In accordance with the Office of the Comptroller of the Currency (the “OCC”) regulations, upon the completion of the conversion, the Bank restricted retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. We derived the balances as of March 31, 2014 from audited financial statements. Operating results for the three months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015, or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014. Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation.

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

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

Subsequent Events. Management has evaluated events and transactions subsequent to June 30, 2014 through the date these financial statements were available to be issued. No significant subsequent events were identified that would affect the presentation of the financial statements.

Note 2:	New Accounting Pronouncements

Recent Accounting Pronouncements

ASU 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 became effective for annual and interim periods beginning on April 1, 2013, and did not have a significant impact on our financial statements.

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

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

ASU 2013-12, “Definition of a Public Business Entity - An Addition to the Master Glossary.” ASU 2013-12 amends the Master Glossary of the FASB Accounting Standards Codification to include one definition of public business entity for future use in U.S. GAAP and identifies the types of business entities that are excluded from the scope of the Private Company Decision-Making Framework: A Guide for Evaluating Financial Accounting and Reporting for Private Companies. ASU 2013-12 did not have a significant impact on our financial statements.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective on January 1, 2017 and is not expected to have a significant impact on our financial statements.

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

Both the basic and diluted earnings per share for the three months ended June 30, 2014 and 2013 are summarized below:

	Three Months ended	Three Months ended
	June 30, 2014	June 30, 2013

Net income (loss)	$(191,981)	$17,587
Average common shares outstanding	3,263,298	3,421,572
Income (loss) per common share - basic and diluted	$(0.06)	$0.01

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Due to the net loss reported for the three months ended June 30, 2014, the outstanding common stock equivalents are not dilutive. There were no common stock equivalents, such as stock options, outstanding during the three months ended June 30, 2013.

Note 4:	Goodwill and Other Intangible Assets

On December 4, 2009, the Bank acquired a branch office in Pasadena, Maryland from K Bank. The Bank paid premiums of $653,000 and $92,000 for the certificates of deposit and loans that were acquired, respectively. The premiums were being amortized over four years, which were the estimated lives of the certificates and loans. The Bank also purchased $757,432 of premises and equipment, which includes the building, land, and equipment. In addition, the Bank recorded goodwill totaling $2,664,432 and identifiable intangibles (core deposit intangible) totaling $434,000. The goodwill is deductible for tax purposes. We evaluate goodwill and other intangible assets for impairment on an annual basis. The core deposit intangible asset is being amortized over 10 years.

The activity in goodwill and acquired intangible assets related to the branch purchase is as follows:

		Core deposit
	Goodwill	intangible

Balance March 31, 2014	$2,664,432	$171,333
Amortization	—	(8,750)

Balance June 30, 2014	$2,664,432	$162,583

	Goodwill	Core deposit intangible

Balance March 31, 2013	$2,664,432	$212,333
Amortization	—	(11,000)

Balance June 30, 2013	$2,664,432	$201,333

At June 30, 2014, future expected annual amortization associated with the core deposit intangible is as follows:

Year ending June 30,	Amount

2015	$31,500
2016	28,417
2017	28,000
2018	28,000
2019	28,000
2020	18,666

$162,583

Note 5:	Investment Securities Available for Sale

The amortized cost and fair value of securities at June 30, 2014 and March 31, 2014, are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
June 30, 2014	cost	gains	losses	value

U.S. treasuries and government agencies	$22,450,301	$17,899	$779,071	$21,689,129
Municipal bonds	4,267,982	174,856	—	4,442,838
Mortgage-backed	82,877,364	355,724	1,404,603	81,828,485

	$109,595,647	$548,479	$2,183,674	$107,960,452

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
March 31, 2014	cost	gains	losses	value

U.S. government agencies	$24,539,483	$20,505	$1,146,883	$23,413,105
Municipal bonds	3,241,992	95,568	—	3,337,560
Mortgage-backed	78,368,150	367,505	1,960,066	76,775,589

	106,149,625	483,578	3,106,949	103,526,254
FHLMC stock	6,681	20,339	—	27,020

	$106,156,306	$503,917	$3,106,949	$103,553,274

Proceeds from sales of investment securities were $28,700 and $3,608,148 during the three months ended June 30, 2014 and 2013, respectively, with gains of $22,019 and no losses for the three months ended June 30, 2014 and gains of $95,516 and no losses for the three months ended June 30, 2013.

As of June 30, 2014 and March 31, 2014, all mortgage-backed securities are backed by U.S. Government- Sponsored Enterprises (GSE’s).

As of June 30, 2014, the Company had one pledged security to the Federal Reserve Bank with a book value of $2,000,000 and a fair value of $1,890,082.

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2014 and March 31, 2014 follow. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available for Sale
	June 30, 2014		March 31, 2014
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value

Maturing
Within one year	$1,011,225	$1,020,647	$1,017,006	$1,032,051
Over one to five years	519,160	524,429	4,522,476	4,527,248
Over five to ten years	18,919,916	18,164,223	17,000,000	15,904,931
Over ten years	6,267,982	6,422,668	5,241,993	5,286,435
Mortgage-backed, in monthly installments	82,877,364	81,828,485	78,368,150	76,775,589

	$109,595,647	$107,960,452	$106,149,625	$103,526,254

The following table presents the Company’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position at June 30, 2014.

	Less than 12 months		12 months or longer		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
June 30, 2014	losses	value	losses	value	losses	value

U.S. treasuries and government agencies	$—	$—	$779,071	$18,220,929	$779,071	$18,220,929
Municipal bonds	—	—	—	—	—	—
Mortgage-backed	272,203	20,850,219	1,132,400	40,778,157	1,404,603	61,628,376

	$272,203	$20,850,219	$1,911,471	$58,999,086	$2,183,674	$79,849,305

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

	Less than 12 months		12 months or longer		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
March 31, 2014	losses	value	losses	value	losses	value

U.S. government agencies	$995,320	$17,004,680	$151,563	$2,848,437	$1,146,883	$19,853,117
Municipal bonds	—	—	—	—	—	—
Mortgage-backed	1,712,098	48,609,006	247,968	7,216,678	1,960,066	55,825,684
FHLMC stock	—	—	—	—	—	—

	$2,707,418	$65,613,686	$399,531	$10,065,115	$3,106,949	$75,678,801

The gross unrealized losses on debt securities are not considered by management to be other-than-temporary impairments. Management has the intent and ability to hold these securities until recovery of their value. In most cases, temporary impairment is caused by market interest rate fluctuations.

Note 6:	Loans Receivable and Allowance for Loan Losses

Loans receivable consist of the following at June 30, 2014 and March 31, 2014:

	June 30,	March 31,
	2014	2014
Real estate loans
One-to four-family
Residential	$55,275,496	$57,673,450
Residential construction	1,015,139	473,271
Investor (1)	13,730,545	14,000,119
Commercial	43,294,840	41,406,424
Commercial construction	1,505,008	2,794,793

	114,821,028	116,348,057
Commercial	18,779,230	15,656,599
Home equity loans	11,485,219	11,660,531
Consumer	1,145,726	1,154,007

Total Loans	146,231,203	144,819,194
Net deferred loan origination fees and costs	(103,646)	(119,630)
Allowance for loan losses	(2,047,247)	(1,785,973)

	144,080,310	142,913,591

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

The following tables set forth for the three months ended June 30, 2014 and 2013 and for the year ended March 31, 2014, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

						Allowance		Loan Balance
Three months ended: June 30, 2014	Allowance 3/31/2014	Provision for loan losses	Charge offs	Recoveries	Allowance 6/30/2014	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment

Real estate loans
One-to four-family	$528,362	$(159)	$1,638	$1,105	$527,670	$167,547	$360,123	$2,096,687	$67,924,493
Commercial	575,881	19,921	—	—	595,802	—	595,802	3,359,813	39,935,027
Commercial construction	60,361	(60,361)	—	—	—	—	—	1,505,008	—
Commercial	590,975	287,369	—	4,657	883,001	2,466	880,535	3,507,889	15,271,341
Home equity loans	27,181	54,128	42,850	—	38,459	—	38,459	161,271	11,323,948
Consumer	3,213	(898)	—	—	2,315	—	2,315	—	1,145,726
Unallocated	—	—	—	—	—	—	—	—	—

	$1,785,973	$300,000	$44,488	$5,762	$2,047,247	$170,013	$1,877,234	$10,630,668	$135,600,535

						Allowance		Loan Balance
Three months ended: June 30, 2013	Allowance 3/31/2013	Provision for loan losses	Charge offs	Recoveries	Allowance 6/30/2013	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment

Real estate loans
One-to four-family	$372,390	$30,205	$29,538	$24,280	$397,337	$64,186	$333,151	$1,632,587	$75,918,918
Commercial	613,047	(87,990)	—	—	525,057	—	525,057	4,777,142	35,962,821
Commercial construction	417,311	44,672	—	—	461,983	413,087	48,896	3,544,902	1,321,499
Commercial	635,840	318,896	139,498	—	815,238	114,036	701,202	2,815,899	22,993,398
Home equity loans	31,484	(3,464)	—	—	28,020	—	28,020	21,280	13,047,472
Consumer	1,152	1,681	—	—	2,833	—	2,833	—	1,132,866
Unallocated	—	—	—	—	—	—	—	—	—

	$2,071,224	$304,000	$169,036	$24,280	$2,230,468	$591,309	$1,639,159	$12,791,810	$150,376,974

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

						Allowance		Loan Balance
March 31, 2014	Allowance 3/31/2013	Provision for Loan Losses	Charge offs	Recoveries	Allowance 3/31/2014	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans
One-to four-family	$372,390	$337,416	$205,809	$24,365	$528,362	$168,487	$359,875	$1,913,630	$70,233,210
Commercial	613,047	(84,100)	—	46,934	575,881	—	575,881	3,363,584	38,042,840
Commercial construction	417,311	643,050	1,000,000	—	60,361	—	60,361	1,552,293	1,242,500
Commercial	635,840	968,537	1,058,733	45,331	590,975	259	590,716	3,953,618	11,702,981
Home equity loans	31,484	7,082	11,385	—	27,181	—	27,181	204,209	11,456,322
Consumer	1,152	1,572	—	489	3,213	—	3,213	—	1,154,007
Unallocated	—	—	—	—	—	—	—	—	—

	$2,071,224	$1,873,557	$2,275,927	$117,119	$1,785,973	$168,746	$1,617,227	$10,987,334	$133,831,860

Past due loans, segregated by age and class of loans, as of June 30, 2014 and March 31, 2014, were as follows.

			Loans				Accruing		Nonaccrual
	Loans	Loans	90 or more				loans 90 or		interest
	30-59 days	60-89 days	days	Total past	Current		more days	Nonaccrual	not
June 30, 2014	past due	past due	past due	due loans	loans	Totals loans	past due	loans	accrued

Real estate loans
One-to four-family	$121,874	$207,266	$428,861	$758,001	$69,263,179	$70,021,180	$—	$428,861	$28,808
Commercial	952,150	2,407,663	300,308	3,660,121	39,634,719	43,294,840	300,308	—	—
Commercial construction	—	1,505,008	—	1,505,008	—	1,505,008	—	1,505,008	55,516
Commercial	—	—	2,009,332	2,009,332	16,769,898	18,779,230	996,588	1,695,144	273,616
Home equity loans	15,236	—	161,271	176,507	11,308,712	11,485,219	—	161,271	12,155
Consumer	3,207	282	—	3,489	1,142,237	1,145,726	—	—	—

	$1,092,467	$4,120,219	$2,899,772	$8,112,458	$138,118,745	$146,231,203	$1,296,896	$3,790,284	$370,095

			Loans				Accruing		Nonaccrual
	Loans	Loans	90 or more				loans 90 or		interest
	30-59 days	60-89 days	days	Total past	Current		more days	Nonaccrual	not
March 31, 2014	past due	past due	past due	due loans	loans	Totals loans	past due	loans	accrued

Real estate loans
One-to four-family	$253,465	$—	$442,355	$695,820	$71,451,020	$72,146,840	$—	$442,355	$29,409
Commercial	—	—	301,295	301,295	41,105,129	41,406,424	301,295	—	—
Commercial construction	—	1,242,500	—	1,242,500	1,552,293	2,794,793	—	1,552,293	—
Commercial	439,603	2,172,968	1,801,746	4,414,317	11,242,282	15,656,599	500,000	2,040,864	71,850
Home equity loans	—	—	204,209	204,209	11,456,322	11,660,531	—	204,209	9,697
Consumer	7,629	—	—	7,629	1,146,378	1,154,007	—	—	—

	$700,697	$3,415,468	$2,749,605	$6,865,770	$137,953,424	$144,819,194	$801,295	$4,239,721	$110,956

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Impaired Loans as of and for the three months ended June 30, 2014 and as of and for the year ended March 31, 2014 were as follows:

	Unpaid	Recorded	Recorded
	contractual	investment	investment	Total		Average
	principal	with no	with	recorded	Related	recorded	Interest
June 30, 2014	balance	allowance	allowance	investment	allowance	investment	recognized

Real estate loans
One-to four-family	$2,173,491	$634,494	$1,462,193	$2,096,687	$167,547	$2,102,868	$16,483
Commercial	3,972,891	3,359,813	—	3,359,813	—	3,361,431	35,221
Commercial construction	2,549,027	1,505,008	—	1,505,008	—	2,130,443	—
Commercial	3,694,467	3,446,748	61,141	3,507,889	2,466	3,631,102	29,539
Home equity loans	199,921	161,271	—	161,271	—	187,038	112
Consumer	—	—	—	—	—	—	—

	$12,589,797	$9,107,334	$1,523,334	$10,630,668	$170,013	$11,412,882	$81,355

	Unpaid	Recorded	Recorded
	contractual	investment	investment	Total		Average
	principal	with no	with	recorded	Related	recorded	Interest
March 31, 2014	balance	allowance	allowance	investment	allowance	investment	recognized

Real estate loans
One-to four-family	$2,103,937	$442,355	$1,471,275	$1,913,630	$168,487	$2,015,371	$85,927
Commercial	3,363,584	3,363,584	—	3,363,584	—	3,381,166	278,249
Commercial construction	2,552,293	1,552,293	—	1,552,293	—	2,546,048	174,501
Commercial	5,405,706	3,886,889	66,729	3,953,618	259	4,664,305	319,389
Home equity loans	215,594	204,209	—	204,209	—	153,943	8,315
Consumer	—	—	—	—	—	—	—

	$13,641,114	$9,449,330	$1,538,004	$10,987,334	$168,746	$12,760,833	$866,381

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

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

Foreclosed real estate will be treated as a classifiable asset. Generally, foreclosed real estate will be classified as substandard, except if the property is subject to an agreement of sale or if the asset is generating sufficient income. An appraisal may be performed on the asset to estimate its value. When the property is transferred to foreclosed real estate, a sufficient amount will be charged off against the allowance for loan losses in order to account for the property at its fair value less estimated cost to sell.

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the June 30, 2014 and March 31, 2014, balances of classified loans based on the risk grade. Classified loans include Special Mention, Substandard, and Doubtful loans. The Bank had no loans classified as Doubtful or Loss as of June 30, 2014 or March 31, 2014.

		Special
June 30, 2014	Pass	Mention	Substandard	Total

Real estate loans
One-to four-family	$67,858,271	$1,528,415	$634,494	$70,021,180
Commercial	37,101,659	2,833,368	3,359,813	43,294,840
Construction	—	—	1,505,008	1,505,008
Commercial	11,832,676	3,438,665	3,507,889	18,779,230
Home equity loans	11,323,948	—	161,271	11,485,219
Consumer	1,145,726	—	—	1,145,726

	$129,262,280	$7,800,448	$9,168,475	$146,231,203

		Special
March 31, 2014	Pass	Mention	Substandard	Total

Real estate loans
One-to four-family	$69,979,745	$1,724,740	$442,355	$72,146,840
Commercial	35,187,711	2,855,129	3,363,584	41,406,424
Construction	1,242,500	—	1,552,293	2,794,793
Commercial	8,462,441	3,240,542	3,953,616	15,656,599
Home equity loans	11,456,322	—	204,209	11,660,531
Consumer	1,154,007	—	—	1,154,007

	$127,482,726	$7,820,411	$9,516,057	$144,819,194

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

A summary of TDRs at June 30, 2014 and March 31, 2014 follows:

	Number of
June 30, 2014	contracts	Performing	Nonperforming	Total

Real estate loans
One-to four-family	5	$1,393,114	$75,227	$1,468,341
Commercial	—	—	—	—
Construction	—	—	—	—
Commercial	3	61,141	662,222	723,363
Home equity loans	—	—	—	—
Consumer	—	—	—	—

	8	$1,454,255	$737,449	$2,191,704

	Number of
March 31, 2014	contracts	Performing	Nonperforming	Total

Real estate loans
One-to four-family	5	$1,471,275	$6,259	$1,477,534
Commercial	—	—	—	—
Construction	—	—	—	—
Commercial	3	66,729	870,489	937,218
Home equity loans	—	—	—	—
Consumer	—	—	—	—

	8	$1,538,004	$876,748	$2,414,752

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

The Bank did not add any new TDR’s during the three month period ended June 30, 2014.

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

The Bank had the following outstanding commitments and unused lines of credit as of June 30, 2014 and March 31, 2014:

	June 30,	March 31,
	2014	2014

Unused commercial lines of credit	$8,221,327	$2,614,410
Unused home equity lines of credit	16,617,569	17,414,411
Unused consumer lines of credit	60,074	59,029
Residential construction loan commitments	1,398,261	976,829
Commercial construction loan commitments	—	47,021
Home equity loan commitments	55,000	142,200
Commercial loan commitments	828,257	2,589,249

Note 7:	Regulatory Capital Ratios

The Office of the Comptroller of the Currency has adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. The capital ratios and minimum capital requirements of the Bank at June 30, 2014 and March 31, 2014 were as follows:

			Minimum		To be well
	Actual		capital requirement		capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2014			(dollars in thousands)

Total risk-based capital (to risk-weighted assets)	$45,990	28.10%	$13,094	8.00%	$16,367	10.00%
Tier 1 capital (to risk-weighted assets)	43,944	26.85%	6,547	4.00%	9,820	6.00%
Tier 1 capital (to adjusted total assets)	43,944	15.10%	11,640	4.00%	14,550	5.00%

			Minimum		To be well
	Actual		capital requirement		capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014			(dollars in thousands)

Total risk-based capital (to risk-weighted assets)	$45,800	28.38%	$12,908	8.00%	$16,135	10.00%
Tier 1 capital (to risk-weighted assets)	44,014	27.28%	6,454	4.00%	9,681	6.00%
Tier 1 capital (to adjusted total assets)	44,014	15.10%	11,660	4.00%	14,575	5.00%

(1) – Under prompt corrective action provisions

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

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

In its regulatory report filed as of June 30, 2014, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. Management is not aware of any events that would have caused this classification to change. Management has no plans that should change the classification of the capital adequacy.

Note 8:	Stock Based Compensation

In November 2013, the Company’s shareholders approved a new Equity Incentive Plan (the “2013 Equity Incentive Plan’’). The 2013 Equity Incentive Plan allows for up to 148,120 shares to be issued to employees, executive officers or Directors in the form of restricted stock, and up to 370,300 shares to be issued to employees, executive officers or Directors in the form of stock options. At June 30, 2014, there were 77,250 restricted stock awards issued and outstanding and 225,150 stock option awards granted under the 2013 Incentive Plan.

Stock Options:

Under the above plan, the exercise price for stock options is the market price at date of grant. The maximum option term is ten years and the options granted shall vest in five equal annual installments of 20% with the first installment becoming exercisable on the first anniversary of the date of grant, or February 3, 2015, and succeeding installments on each anniversary thereafter, through February 3, 2019. The Company issues new shares to satisfy share option exercises. Total compensation cost that has been charged against income for the stock option plan was $52,302 for the three months ended June 30, 2014.

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

The fair value of the options granted at grant date was $4.65.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

A summary of stock option activity for the three months ended June 30, 2014 is as follows:

Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
June 30, 2014:	Shares	Price	Term
Outstanding at beginning of period	225,150	$13.85	9.8 years
Granted	—	—	—
Exercised	—	—	—
Forfeited, exchanged or expired	—	—	—

Outstanding at end of period	225,150	$13.85	9.5 years

Vested at end of period	—	$13.85	9.5 years

As of June 30, 2014 there was $958,876 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 4.58 years. As of June 30, 2014, the outstanding stock options have no intrinsic value because the stock price at June 30, 2014 was less than the weighted average exercise price.

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

A summary of changes in the Company’s nonvested shares for the three months ended June 30, 2014 is as follows:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at April 1, 2014	77,250	$13.85
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2014	77,250	$13.85

The Company recorded restricted stock awards expense of $53,496 during the three months ended June 30, 2014. As of June 30, 2014, there was $980,753 of total unrecognized compensation cost related to nonvested shares granted under the 2013 stock incentive plan. The cost is expected to be recognized over a weighted-average period of 4.58 years.

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

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

Fair value measurements on a recurring basis

Securities available for sale – If quoted prices are available in an active market for identical assets, securities are classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. As of June 30, 2014 and March 31, 2014, the Bank has categorized its investment securities available for sale as follows:

	Level 1	Level 2	Level 3
	inputs	inputs	inputs	Total
June 30, 2014

U.S. treasuries and government agencies	$—	$21,689,129	$—	$21,689,129
Municipal bonds		4,442,838		4,442,838
Mortgage-backed	—	81,828,485	—	81,828,485

Total investment securities available for sale	$—	$107,960,452	$—	$107,960,452

	Level 1	Level 2	Level 3
	inputs	inputs	inputs	Total
March 31, 2014

U.S. government agencies	$—	$23,413,105	$—	$23,413,105
Municipal bonds		3,337,560		3,337,560
Mortgage-backed	—	76,775,589	—	76,775,589
FHLMC stock	27,020	—	—	27,020

Total investment securities available for sale	$27,020	$103,526,254	$—	$103,553,274

Fair value measurements on a nonrecurring basis

Impaired Loans – The Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of June 30, 2014 and March 31, 2014, the fair values consist of loan balances of $10,630,668 and $10,987,334 that have been written down by $170,013 and $168,746, respectively, as a result of specific loan loss allowances.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Foreclosed real estate – The Bank’s foreclosed real estate is measured at fair value less estimated cost to sell. As of June 30, 2014 and March 31, 2014, the fair value of foreclosed real estate was estimated to be $664,020. Fair value was determined based on offers and/or appraisals. Cost to sell the assets was based on standard market factors. The Company has categorized its foreclosed assets as Level 3.

	Level 1	Level 2	Level 3
	inputs	inputs	inputs	Total
June 30, 2014

Impaired loans	$—	$—	$10,460,655	$10,460,655
Foreclosed real estate	—	—	664,020	664,020

Total impaired loans and foreclosed real estate	$—	$—	$11,124,675	$11,124,675

	Level 1	Level 2	Level 3
	inputs	inputs	inputs	Total
March 31, 2014

Impaired loans	$—	$—	$10,818,588	$10,818,588
Foreclosed real estate	—	—	664,020	664,020

Total impaired loans and foreclosed real estate	$—	$—	$11,482,608	$11,482,608

The following table reconciles the beginning and ending balance of foreclosed real estate, which is measured on a nonrecurring basis using significant unobservable, level 3 inputs.

Balance, March 31, 2014	$664,020
Transfer to foreclosed real estate	—
Proceeds from sale of foreclosed real estate	—
Loss on sale of foreclosed real estate	—

Balance, June 30, 2014	$664,020

The remaining financial assets and liabilities are not reported on the balance sheets at fair value on a recurring basis. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	June 30, 2014		March 31, 2014
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Financial assets
Level 1 inputs
Cash and cash equivalents	$25,046,907	$25,046,907	$33,073,310	$33,073,310

Level 2 inputs
Loans held for sale	791,795	791,795	—	—
Federal Home Loan Bank stock	266,000	266,000	266,000	266,000
Bank-owned life insurance	12,092,608	12,092,608	12,002,078	12,002,078

Level 3 inputs
Loans receivable, net	144,080,310	146,246,792	142,913,591	145,442,441

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

	June 30, 2014		March 31, 2014
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Financial liabilities
Level 1 inputs
Advance payments by borrowers for taxes and insurance	1,057,186	1,057,186	669,797	669,797

Level 3 inputs
Deposits	238,754,931	239,438,607	238,820,171	239,452,889

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance, and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government, legislative and regulatory changes, the quality and composition of the loan and investment securities portfolio, loan demand, deposit flows, competition, and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in item 1A of Hamilton Bancorp, Inc.’s Annual Report on Form 10-K filed June 27, 2014 with the Securities and Exchange Commission under the section titled “Risk Factors”. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

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

Goodwill Impairment. Goodwill represents the excess purchase price paid for our Pasadena branch over the fair value of the net assets acquired. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Bank is considered the Reporting Unit for purposes of impairment testing. Impairment testing requires that the fair value of the Bank be compared to the carrying amount of the Bank’s net assets, including goodwill. If the fair value of the Bank exceeds the book value, no write-down of recorded goodwill is required. If the fair value of the Bank is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value. We test for impairment of goodwill during February of each year. We estimate the fair value of the Bank utilizing four valuation methods including the Comparable Transactions Approach, the Control premium Approach, the Public Market Peers Approach, and the Discounted Cash Flow Approach.

Based on our impairment testing during February 2014, there was no evidence of impairment of the Bank’s goodwill or intangible assets.

Comparison of Financial Condition at June 30, 2014 and March 31, 2014

Assets. Total assets decreased $2.0 million, or 0.7%, to $300.8 million at June 30, 2014 from $302.8 million at March 31, 2014. The decrease in assets is primarily attributable to an $8.0 million decrease in cash and cash equivalents, partially offset by increases of $4.4 million and $2.0 million within the investment and net loan portfolio (including loans held for sale), respectively.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $8.0 million, or 24.3%, to $25.0 million at June 30, 2014 from $33.1 million at March 31, 2014. The decrease in cash and cash equivalents funded a $4.4 million increase in investments, a $2.0 million increase in net loans, and a 5% stock buyback program that was completed in May 2014 for $2.5 million.

Securities. Total securities increased $4.4 million, or 4.3%, to $108.0 million at June 30, 2014, as mortgage-backed securities increased $5.1 million, municipal bonds increased $1.1 million and a U.S. treasury note was purchased for $1.9 million. These increases were partially offset by a $3.6 million decrease in U.S. government agency securities. The increase in mortgage-backed securities included the purchase of $8.3 million in mortgage-backed securities and collaterized mortgage obligations, partially offset by $3.7 million in principal pay downs. The decrease in U.S. government agency securities was the result of two bonds that were called, each with a $2.0 million par value.

Loans. Net loans, including loans held for sale, increased by $2.0 million, or 1.4%, to $144.9 million at June 30, 2014 from $142.9 million at March 31, 2014. The largest increase in loans over the most recent three months was a $3.1 million, or 19.9% increase in commercial business loans from $15.7 million at March 31, 2014 to $18.8 million at June 30, 2014. In addition, commercial real estate loans increased $1.9 million to $43.3 million at June 30, 2014 from $41.4 million at March 31, 2014. The Bank remains focused on originating commercial loans because of the higher interest rates they carry and the shorter duration compared to residential loans.

Partially offsetting the increases in the commercial loan portfolio is a $2.1 million decrease in one- to four-family residential loans (including investor loans) from $72.1 million at March 31, 2014 to $70.0 million at June 30, 2014 as these loans either paid down, repaid or refinanced. The Bank continues to originate one- to four-family residential loans and sell them in the secondary market at a premium in order to manage interest rate risk in a rising rate environment.

Deposits. Total deposits were unchanged at $238.8 million for the period ended June 30, 2014 compared to March 31, 2014. The Company continues to focus on changing its deposit mix to rely less on certificates of deposit as a primary funding source and attract lower costing core deposits. As a result, core deposits, which we consider to be all deposits except certificates of deposit, increased $2.4 million, or 3.5%, to $71.2 million in the first quarter of fiscal 2015 compared to $68.7 million at March 31, 2014. The increase in core deposits consisted of a $3.4 million, or 14.0%, increase in checking accounts from $24.4 million at March 31, 2014 to $27.8 million at June 30, 2014. The increase in checking accounts was partially offset by a $1.0 million decrease in savings and money market accounts. The increase in core deposits was offset by a $2.5 million decrease in time deposits which decreased from $170.1 million at March 31, 2014 to $167.6 million at June 30, 2014.

Borrowings. The Company had no borrowings outstanding at June 30, 2014 or March 31, 2014.

Equity. Total shareholders’ equity at June 30, 2014 decreased $2.0 million to $59.8 million, compared to total shareholders’ equity of $61.8 million at March 31, 2014. The decrease in shareholders’ equity was attributable to the $192,000 net loss for the quarter ended June 30, 2014 and a 5.0% stock buyback program completed in May 2014 for $2.5 million that resulted in the repurchase of 179,755 common shares. The decrease in equity from the stock buyback was partially offset by a $586,000 increase in accumulated other comprehensive income resulting from the positive impact of lower interest rates over the current quarter on the market value of the investment portfolio.

As a result of the stock buyback program completed in May 2014, the Company’s book value per common share at June 30, 2014 increased from $17.18 at March 31, 2014 to $17.50 at June 30, 2014. At June 30, 2014, tangible book value per common share, which includes the $(0.83) per share effect of the Company’s $2.8 million of goodwill and other intangibles, equaled $16.67 per share compared to $16.39 at March 31, 2014.

Comparison of Asset Quality at June 30, 2014 and March 31, 2014

Nonperforming assets increased slightly to $5.8 million at June 30, 2014 from $5.7 million at March 31, 2014. Total nonperforming assets at June 30, 2014 remained unchanged at 1.9% of total assets compared to March 31, 2014. Non-performing assets for the respective periods were as follow:

	At June 30, 2014	At March 31, 2014
	(dollars in thousands)

Nonaccruing loans	$3,790	$4,239
Accruing loans delinquent more than 90 days	1,297	801
Foreclosed real estate	664	664

Total nonperforming assets	$5,751	$5,704

Nonperforming loans, consisting of nonaccruing and accruing loans delinquent more than 90 days, increased $47,000 from $5.0 million at March 31, 2014, to $5.1 million at June 30, 2014. Accruing loans delinquent more than 90 days totaled $1.3 million at June 30, 2014. These loans are on accrual status and paying under the contractually agreed upon terms of the note. However, such loans were 90 days past their contractual maturity date at June 30, 2014 and, therefore, are reported as nonperforming. At March 31, 2014, these loans represented $801,000 of the $5.0 million in non-performing loans.

Nonaccrual loans decreased $449,000, or 10.6%, to $3.8 million at June 30, 2014 compared to $4.2 million at March 31, 2014. The decrease in nonaccrual loans includes $39,000 in net charge-offs and $281,000 as a result of loan payments, including a $186,000 loan pay-off from the Small Business Administration (SBA) for their loan guarantee on a commercial loan.

Nonaccrual loans include six commercial loans totaling $3.2 million, one of which is a troubled debt restructure (TDR) for $652,000 that is paying as agreed but has been placed on nonaccrual by management until the borrower can show sustained cash flow adequate to perform under the terms of the TDR agreement. Nonaccrual loans also include a commercial construction loan for $1.5 million that is also paying as agreed but has been placed on nonaccrual due to failure to complete the project and the lack of funding to do so. The remaining balance of non-accrual loans is associated with one- to four-family residential mortgages.

Foreclosed real estate remained unchanged at June 30, 2014 compared to March 31, 2014 with a balance of $664,000. Foreclosed real estate consists of one loan pertaining to commercial land development in which the Bank is a 68% participant with another financial institution who is the lead lender. The property is currently listed for sale.

The provision for loan losses totaled $300,000 for the quarter ended June 30, 2014 compared to a $304,000 provision for the quarter ended June 30, 2013. The provision for the quarter ended June 30, 2014 is attributable to new commercial loan originations, particularly commercial business lines of credit, and the required allowance for loan loss balance calculated in accordance with ASC 450.

The allowance for loan losses at June 30, 2014 totaled $2.0 million, or 1.39% of total loans, compared to $1.8 million or 1.23% of total loans at March 31, 2014. The $261,000 increase in the allowance for loan losses is the result of $300,000 in provision for loan losses, partially offset by $39,000 in net charge-offs for the three month period ended June 30, 2014.

Results of Operations for the Three Months Ended June 30, 2014 and 2013 (unaudited)

General. A net loss of $192,000 was reported for the three months ended June 30, 2014, compared to net income of $18,000 for the three months ended June 30, 2013. The decrease in income resulted primarily from a $172,000 decrease in net interest income, a $33,000 decrease in noninterest revenue, and a $118,000 increase in noninterest expenses, partially offset by a $109,000 increase in income tax benefit.

Net Interest Income. Net interest income decreased $172,000, or 8.1%, to $2.0 million for the three months ended June 30, 2014 compared to $2.1 million for the three months ended June 30, 2013. The decrease in net interest income was due to a $ 288,000 decrease in interest revenue, partially offset by an $117,000 decrease in interest expense. The decrease in interest income was primarily due to a decrease in the average balance of interest-earning assets. The average balance of interest earning assets decreased $29.8 million, or 9.7%, for the quarter ended June 30, 2014 compared to the same period in fiscal 2014, while the average yield decreased 5 basis points from 3.49% for the quarter ended June 30, 2013 to 3.44% for the quarter ended June 30, 2014. The decline in the average balance of interest-earning assets was partially offset by a $22.8 million decline in the average balance of interest-bearing deposits over the same period, as well as a 12 basis point decrease in the average yield of interest-bearing liabilities from 0.90% for the quarter ended June 30, 2013 to 0.78% for the quarter ended June 30, 2014. As a result, the net interest margin increased 5 basis points from 2.77% at June 30, 2013 to 2.82% at June 30, 2014.

Interest Revenue. Interest revenue decreased $288,000 to $2.4 million for the three months ended June 30, 2014 from $2.7 million for the three months ended June 30, 2013. The decrease resulted primarily from a $308,000 decrease in interest revenue on loans, partially offset by an increase of $20,000 in interest revenue on investment securities.

Interest on loans decreased $308,000, or 14.3%, to $1.8 million for the three months ended June 30, 2014, compared to $2.2 million for the three months ended June 30, 2013. The decrease in interest revenue on loans was primarily due to a $15.6 million decrease in the net average balance of loans from $159.7 million for the three months ended June 30, 2013 to $144.1 million for the three months ended June 30, 2014 due to the payoff of several larger commercial loans bearing higher rates of interest over these periods. This resulted in both a decrease in the average balance of net loans and a 28 basis point decrease in the average yield on loans from 5.39% for the three months ended June 30, 2013 to 5.11% for the three months ended June 30, 2014. The decrease in average yields on loans is also a reflection of the decrease in market interest rates for loan products.

Interest and dividend revenue on total securities increased $20,000 to $531,000 for the three months ended June 30, 2014 from $511,000 for the three months ended June 30, 2013. The increase resulted from $36,000 in interest revenue associated with new investments in municipal bonds, partially offset by a $10,000 and $6,000 decrease in interest revenue from U.S. treasuries and government agencies and mortgage-backed securities, respectively. The overall increase in interest revenue on “investment securities” (includes U.S. agency and treasury securities and municipal bonds) was primarily due to a 44 basis point increase in the average yield to 2.15% for the quarter ended June 30, 2014 compared to 1.71% for the quarter ended June 30, 2013, partially offset by a $660,000 decrease in the average balance of these securities. The decrease in interest revenue from mortgage-backed securities was primarily due to a $12.4 million decrease in the average balance on mortgage-backed securities to $79.6 million, partially offset by a 24 basis point increase in the average yield to 1.95% for the period ended June 30, 2014 compared to the same period last year.

Interest Expense. Interest expense, consisting entirely of the cost of interest-bearing deposits, decreased $117,000, or 21.3%, to $431,000 for the three months ended June 30, 2014 from $548,000 for the three months ended June 30, 2013. The decrease in the cost of interest-bearing deposits was due to a decrease of 12 basis points in the average rate paid on interest-bearing deposits to 0.78% for the three months ended June 30, 2014 from 0.90% for the three months ended June 30, 2013. The decrease in interest expense was also due to a $22.8 million, or 9.3%, decrease in the average balance of interest-bearing deposits from $244.7 million for the three months ended June 30, 2013 to $221.9 million for the three months ended June 30, 2014. The decline in the average balance of interest-bearing deposits was primarily due to our strategy to allow higher costing certificates of deposit to runoff at maturity and gradually replace them with lower-cost core deposits. The balance of certificates of deposit decreased $19.4 million, or 10.4% from $187.0 million at June 30, 2013 to $167.6 million at June 30, 2014.

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

	Three Months Ended June 30,
	(dollars in thousands)
	2014			2013
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Assets:
Cash and cash equivalents	$27,113	$15	0.22%	$28,231	$15	0.21%
Investment securities (2)	26,420	142	2.15%	27,081	116	1.71%
Mortgage-backed securities	79,594	388	1.95%	91,965	394	1.71%
Loans receivable, net (1)	144,094	1,842	5.11%	159,699	2,150	5.39%

Total interest-earning assets	277,221	2,387	3.44%	306,976	2,675	3.49%
Noninterest-earning assets	22,937			22,556

Total assets	$300,158			$329,532

Liabilities and Shareholders’ Equity:
Certificates of deposit	$168,633	$419	0.99%	$191,415	$537	1.12%
Money Market	28,330	9	0.13%	28,404	8	0.11%
Statement savings	15,716	2	0.05%	15,209	2	0.05%
NOW accounts	9,242	1	0.04%	9,704	1	0.04%

Total interest-bearing deposits	221,921	431	0.78%	244,732	548	0.90%
Other interest-bearing liabilities	—	—	0.00%	—	—	0.00%

Total interest-bearing liabilities	221,921	431	0.78%	244,732	548	0.90%

Noninterest-bearing deposits	15,968			14,177
Other noninterest-bearing liabilities	2,240			3,116

Total liabilities	240,129			262,025
Total shareholders’ equity	60,029			67,507

Total liabilities and shareholders’ equity	$300,158			$329,532

Net interest income		$1,956			$2,127

Net interest rate spread (3)			2.66%			2.59%

Net interest-earning assets (4)	$55,300			$62,244

Net interest margin (5)			2.82%			2.77%

Average interest-earning assets to average interest-bearing liabilities	124.92%			125.43%

(1)	Loans on non-accrual status are included in average loans carrying a zero yield.
(2)	Includes U.S agency and treasury securities, municipal bonds and to a much lesser extent, FHLMC debt securities and Federal Home Loan Bank equity securities.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. We recorded a $300,000 provision for loan losses for the three months ended June 30, 2014 compared to a $304,000 provision for loan losses for the quarter ended June 30, 2013. The provision for loan losses in the first quarter of fiscal 2015 was primarily related to the increase in the commercial loan portfolio and the required allowance for loan loss under ASC 450 associated with these loans.

The allowance for loan losses was $2.0 million, or 40.2% of non-performing loans at June 30, 2014 compared to $1.8 million, or 35.4% of non-performing loans at June 30, 2013. During the three months ended June 30, 2014, loan charge offs totaled $45,000 with recoveries of $6,000, compared to $169,000 in charge offs with $24,000 in recoveries during the three months ended June 30, 2013. During fiscal year 2015 we will continue our emphasis in growing commercial real estate and commercial business loans, which are generally considered to bear higher credit risk than one-to four-family mortgage loans and could contribute to higher provisions going forward.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended June 30,
	2014	2013
	(dollars in thousands)

Allowance for loan losses at beginning of period	$1,786	$2,071
Charge-offs:
Real estate loans:
One-to four-family	2	30
Commercial	—	—
Construction	—	—
Commercial	—	139
Home equity	43	—
Consumer	—	—

Total charge-offs	45	169
Recoveries	6	24

Net charge-offs	39	145
Provision for loan losses	300	304

Allowance for loan losses at end of period	$2,047	$2,230

Allowance for loan losses to non-performing loans	40.24%	53.54%

Allowance for loan losses to total loans outstanding at the end of the period	1.39%	1.37%

Net charge-offs to average loans outstanding during the period (not annualized)	0.03%	0.09%

Noninterest Revenue. Noninterest revenue decreased $33,000, or 12.6% to $232,000 for the three months ended June 30, 2014, compared to $265,000 for the three months ended June 30, 2013. The decrease is attributable to a $73,000 decrease in gain on sale of investment securities, partially offset by a $37,000 increase in service charges and a $12,000 increase in other noninterest revenue. The increase in service charges is due to the bank focusing on growing our core deposits, particularly checking accounts, and increasing our fee structure to be more aligned with our market.

Noninterest Expense. Noninterest expense increased $118,000, or 5.5%, to $2.3 million for the three months ended June 30, 2014 from $2.1 million for the three months ended June 30, 2013. The largest components of this increase consisted of a $202,000 increase in salaries and benefits and a $86,000 increase in other operating expenses. The increase in salary and benefits is due to the hiring of new personnel, increased insurance premiums, and the cost associated with awards granted under the 2013 Equity Incentive Plan in February 2014. The increase in other operating expenses includes several minor items, including increases in bank related fees, postage and printing, and card service expense. These increases in noninterest expense were partially offset by a $40,000 decrease in advertising, a $33,000 decrease in legal expense, a $44,000 decrease in occupancy and equipment expense, a $28,000 decrease in other professional services, and a $17,000 decrease in foreclosed real estate expense. Many of the noninterest expense decreases, particularly legal and other professional services, are a result of the costs incurred during the prior year associated with the Company becoming publicly traded. In addition, management is focused on being more efficient and reducing other noninterest expenses.

Income Tax Expense. We recorded a $175,000 income tax benefit for the three months ended June 30, 2014 after a net loss before income taxes of $367,000, compared to a $66,000 income tax benefit for the three months ended June 30, 2013. The effective income tax rate was a negative 47.8% for the three months ended June 30, 2014, compared to a negative 136.3% for the three months ended June 30, 2013. The negative tax rate for the three months ended June 30, 2014 was a result of the net loss before income taxes, as well as tax-exempt revenue totaling $107,000.

Liquidity, Capital Resources, and Off-Balance Sheet Arrangements

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending, and investing activities during any given period. At June 30, 2014, cash and cash equivalents totaled $25.0 million and securities classified as available-for-sale amounted to $108.0 million. At June 30, 2014, the Bank had the ability to borrow a total of approximately $58.7 million or 20% of total assets from the Federal Home Loan Bank of Atlanta. The Bank also has two lines of credit totaling $6.0 million with one large financial institution. At June 30, 2014, we had no Federal Home Loan Bank advances outstanding or borrowings on available lines of credit.

Certificates of deposit due within one year of June 30, 2014 totaled $109.7 million, or 65.5% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods due to the current low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit due on or before June 30, 2015. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. At June 30, 2014, we had $27.2 million in commitments to extend credit outstanding.

We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2014, the Bank exceeded all of its regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

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

For a discussion of our market risk, please refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014 filed on June 27, 2014. The Company’s market risk has not changed materially from that disclosed in the annual report.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as that term is defined in Rule 13a-15(e). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities and Exchange Commission Rule 13a-15 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Bank and Company are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 27, 2014. As of June 30, 2014, the risk factors of the Company have not changed materially from those disclosed in the annual report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of the Company’s common stock by the Company during the quarter ended June 30, 2014.

PURCHASES OF EQUITY SECURITIES BY COMPANY (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program (1)	Maximum number of shares that may yet be purchased under the program (1)
April 2014	—	$—	—	—
May 2014	179,755	13.92	179,755	—
June 2014	—	—	—	—

Total	179,755	$13.92	179,755	—

(1)	On May 28, 2014, the Company announced the adoption of a stock repurchase program under which the Company could repurchase up to 179,755 shares of its common stock, or approximately 5% of the then current outstanding shares. The program provided for repurchases through open market or private transactions, through block trades, and pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The Company has completed the repurchase of all 179,755 shares permitted under the program. All shares were repurchased in one day on May 29, 2014.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of June 30, 2014 (unaudited) and March 31, 2014; (ii) the Consolidated Statements of Operations for the three months ended June 30, 2014 and 2013 (unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three months ended June 30, 2014 and 2013 (unaudited); (iv) the Consolidated Statements of Equity for the three months ended June 30, 2014 and 2013 (unaudited); (v) the Consolidated Statement of Cash Flows for the three months ended June 30, 2014 and 2013 (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

*	This information is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically incorporated therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAMILTON BANCORP, INC.

Date: August 14, 2014	/s/ Robert A. DeAlmeida
Robert A. DeAlmeida
President and Chief Executive Officer

Date: August 14, 2014	/s/ John P. Marzullo
John P. Marzullo
Senior Vice President, Chief Financial Officer and Treasurer