Form 10-Q
period 2014-09-30
Hamilton Bancorp, Inc.
filed 2014-11-14
CIK 1551739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

3,413,095 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of November 14, 2014.

Hamilton Bancorp, Inc. and Subsidiaries

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Financial Condition

September 30, 2014 and March 31, 2014

	September 30,	March 31,
	2014	2014
	(Unaudited)	(Audited)
Assets
Assets
Cash and due from banks	$3,994,375	$3,471,505
Federal funds sold and Federal Home Loan Bank deposit	6,537,208	10,312,341
Interest-bearing deposits in other banks	9,323,562	19,289,464

Cash and cash equivalents	19,855,145	33,073,310
Investment securities available for sale	103,352,725	103,553,274
Federal Home Loan Bank stock, at cost	266,000	266,000
Loans held for sale	224,895	—
Loans, less allowance for loan losses of $2,093,808 and $1,785,973	146,825,512	142,913,591
Premises and equipment	2,070,348	2,101,587
Foreclosed real estate	676,580	664,020
Accrued interest receivable	749,022	789,800
Bank-owned life insurance	12,183,464	12,002,078
Deferred income taxes	2,800,992	2,360,726
Income taxes refundable	—	659,859
Goodwill and other intangible assets	2,818,265	2,835,765
Other assets	1,446,290	1,549,057

Total Assets	$293,269,238	$302,769,067

Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$16,931,883	$15,327,161
Interest-bearing deposits	215,455,967	223,493,010

Total deposits	232,387,850	238,820,171
Advances by borrowers for taxes and insurance	414,921	669,797
Other liabilities	1,391,944	1,508,831

Total liabilities	234,194,715	240,998,799

Commitments and contingencies	—	—

Shareholders’ Equity
Common stock, $.01 par value, 100,000,000 shares authorized. Issued: 3,413,095 shares at September 30, 2014 and 3,595,100 shares at March 31, 2014	34,131	35,951
Additional paid in capital	30,614,026	32,910,362
Retained earnings	32,815,337	33,066,380
Unearned ESOP shares	(2,666,160)	(2,666,160)
Accumulated other comprehensive income	(1,722,811)	(1,576,265)

Total shareholders’ equity	59,074,523	61,770,268

Total Liabilities and Shareholders’ Equity	$293,269,238	$302,769,067

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

Three and Six Months Ended September 30, 2014 and 2013

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest revenue
Loans, including fees	$1,743,737	$2,089,194	$3,585,964	$4,239,422
U.S. treasuries and government agencies	112,386	116,671	222,358	235,553
Municipal bonds	32,971	—	68,837	—
Mortgage-backed securities	389,909	394,356	778,244	788,693
Federal funds sold and other bank deposits	6,168	8,433	16,373	20,068

Total interest revenue	2,285,171	2,608,654	4,671,776	5,283,736

Interest expense
Deposits	427,918	485,532	858,989	1,033,490

Net interest income	1,857,253	2,123,122	3,812,787	4,250,246
Provision for loan losses	170,000	1,014,557	470,000	1,318,557

Net interest income after provision for loan losses	1,687,253	1,108,565	3,342,787	2,931,689

Noninterest revenue
Service charges	115,869	104,570	220,585	200,363
Gain on sale of investment securities	166,155	—	188,174	95,516
Gain on sale of loans held for sale	23,539	16,470	24,737	19,982
Earnings on bank-owned life insurance	90,856	96,994	181,386	193,940
Other	(7,373)	1,261	5,836	2,489

Total noninterest revenue	389,046	219,295	620,718	512,290

Noninterest expenses
Salaries	918,370	808,198	1,810,423	1,626,024
Employee benefits	412,831	315,923	833,732	609,355
Occupancy	202,483	266,136	406,843	485,519
Advertising	30,554	44,654	64,292	118,555
Furniture and equipment	60,726	70,743	116,377	155,356
Data processing	128,393	133,733	275,919	285,635
Legal services	49,848	98,257	109,539	191,110
Other professional services	59,625	96,478	154,108	219,254
Deposit insurance premiums	59,896	64,396	118,094	124,386
Foreclosed real estate expense and losses	—	23,140	—	40,595
Other operating	289,751	295,797	577,810	526,245

Total noninterest expenses	2,212,477	2,217,455	4,467,137	4,382,034

Income (loss) before income taxes	(136,178)	(889,595)	(503,632)	(938,055)
Income tax (benefit) expense	(77,116)	(389,296)	(252,589)	(455,343)

Net (loss) income	$(59,062)	$(500,299)	$(251,043)	$(482,712)

Basic earnings (loss) per common share - basic and diluted	$(0.02)	$(0.15)	$(0.08)	$(0.14)

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

Three and Six Months Ended September 30, 2014 and 2013

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(59,062)	$(500,299)	$(251,043)	$(482,712)
Other comprehensive income:
Unrealized loss on investment securities available for sale	(1,043,685)	(235,663)	(53,829)	(2,947,831)
Reclassification adjustment for realized gain on investment securities available for sale included in net income	(166,155)	—	(188,174)	(95,516)

Total unrealized loss on investment securities available for sale	(1,209,840)	(235,663)	(242,003)	(3,043,347)
Income tax benefit relating to investment securities available for sale	(477,221)	(85,579)	(95,457)	(1,148,443)

Other comprehensive loss	(732,619)	(150,084)	(146,546)	(1,894,904)

Total comprehensive loss	$(791,681)	$(650,383)	$(397,589)	$(2,377,616)

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Six Months Ended September 30, 2014 and 2013

					Accumulated
		Additional		Unearned	other	Total
	Common	paid-in	Retained	ESOP	comprehensive	shareholders’
	stock	capital	earnings	shares	income	equity
Balance March 31, 2013	$37,030	$35,554,350	$34,261,764	$(2,814,280)	$396,747	$67,435,611

Net loss	—	—	(482,712)	—	—	(482,712)
Unrealized gain on available for sale securities, net of tax effect of $(1,148,443)	—	—	—	—	(1,894,904)	(1,894,904)

Balance September 30, 2013	$37,030	$35,554,350	$33,779,052	$(2,814,280)	$(1,498,157)	$65,057,995

Balance March 31, 2014	$35,951	$32,910,362	$33,066,380	$(2,666,160)	$(1,576,265)	$61,770,268

Net loss	—	—	(251,043)	—	—	(251,043)
Unrealized loss on available for sale securities, net of tax effect of $ (95,457)	—	—	—	—	(146,546)	(146,546)
Repurchase of common stock	(1,798)	(2,500,392)	—	—	—	(2,502,190)
Stock based compensation - restricted stock	(22)	102,858	—	—	—	102,836
Stock based compensation - stock options	—	101,198	—	—	—	101,198

Balance September 30, 2014	$34,131	$30,614,026	$32,815,337	$(2,666,160)	$(1,722,811)	$59,074,523

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended September 30, 2014 and 2013

	Six Months Ended
	September 30,
	2014	2013
Cash flows from operating activities
Interest received	$4,943,109	$5,665,370
Fees and commissions received	226,421	146,829
Interest paid	(859,156)	(1,043,364)
Cash paid to suppliers and employees	(4,130,896)	(4,184,197)
Origination of loans held for sale	(1,810,500)	(1,400,000)
Proceeds from sale of loans held for sale	1,610,342	1,616,725
Income taxes (paid) refund received	567,639	1,309,933

Net cash provided by operating activities	546,959	2,111,296

Cash flows from investing activities
Proceeds from sale of securities available for sale	5,318,086	3,608,148
Proceeds from maturing and called securities available for sale, including principal pay downs	14,586,322	13,165,583
Purchase of investment securities available for sale	(19,971,049)	(16,746,315)
Purchase of Federal Home Loan Bank stock	—	(4,500)
Loans made, net of principal repayments	(4,411,675)	5,205,097
Purchase of premises and equipment	(120,922)	(30,899)
Proceeds from sale of automobile	23,500	—

Net cash provided (used) by investing activities	(4,575,738)	5,197,114

Cash flows from financing activities
Net increase (decrease) in
Deposits	(6,432,321)	(13,348,564)
Advances by borrowers for taxes and insurance	(254,876)	(371,922)
Repurchase of common stock	(2,502,190)	—

Net cash used by financing activities	(9,189,387)	(13,720,486)

Net decrease in cash and cash equivalents	(13,218,166)	(6,412,076)

Cash and cash equivalents at beginning of period	33,073,310	33,968,744

Cash and cash equivalents at end of period	$19,855,144	$27,556,668

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

	Six Months Ended
	September 30,
	2014	2013
Reconciliation of net loss to net cash provided (used) by operating activities
Net loss	$(251,043)	$(482,712)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Amortization of premiums on securities	213,361	356,337
Gain on sale of investment securities	(188,174)	(95,516)
Loan premium amortization	—	11,500
Deposit premium amortization	—	(9,000)
Core deposit intangible asset amortization	17,500	22,000
Premises and equipment depreciation and amortization	126,829	170,952
Gain on disposal of automobile	1,832	—
Stock based compensation	204,034	—
Provision for loan losses	470,000	1,318,557
Decrease (increase) in
Accrued interest receivable	40,778	24,972
Loans held for sale	(224,895)	196,743
Cash surrender value of life insurance	(181,386)	(193,940)
Income taxes refundable and deferred income taxes	315,050	854,589
Other assets	102,766	16,507
Increase (decrease) in
Accrued interest payable	(167)	(874)
Deferred loan origination fees	17,194	(11,176)
Other liabilities	(116,720)	(67,643)

Net cash provided by operating activities	$546,959	$2,111,296

Noncash investing activity
Real estate acquired through foreclosure	$12,560	$1,003,313

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2014

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. We derived the balances as of March 31, 2014 from audited financial statements. Operating results for the six months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015, or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014. Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation.

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

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

Stock Based Compensation. Compensation cost is recognized for stock options and restricted stock awards issued to employees and directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Company granted stock options and restricted stock for the first time in February, 2014.

Subsequent Events. Management has evaluated events and transactions subsequent to September 30, 2014 through the date these financial statements were available to be issued. No significant subsequent events were identified that would affect the presentation of the financial statements.

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

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

ASU 2014-11, “Transfers and Servicing (Topic 860).” ASU 2014-11 requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, ASU 2014-11 requires separate accounting for repurchase financings, which entails the transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. ASU 2014-11 requires entities to disclose certain information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements. In addition, ASU 2014-11 requires disclosures related to collateral, remaining contractual term and of the potential risks associated with repurchase agreements, securities lending transactions and repurchase-to-maturity transactions. ASU 2014-11 is effective on April 1, 2015 and is not expected to have a significant impact on our financial statements.

Note 3:	Earnings per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. The weighted average shares exclude unallocated ESOP shares. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Basic and diluted earnings per share for the three and six months ended September 30, 2014 and 2013 are summarized below:

	Three months ended September 30, 2014	Three months ended September 30, 2013	Six months ended September 30, 2014	Six months ended September 30, 2013
Net loss	$(59,062)	$(500,299)	$(251,043)	$(482,712)
Average common shares outstanding	3,147,580	3,421,572	3,205,123	3,421,572
Loss per common share - basic and diluted	$(0.02)	$(0.15)	$(0.08)	$(0.14)

Due to the net loss reported for the three and six months ended September 30, 2014, the outstanding common stock equivalents are not dilutive. There were no common stock equivalents, such as stock options, outstanding during the six months ended September 30, 2013.

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

The activity in goodwill and acquired intangible assets related to the branch purchase is as follows:

		Core deposit
	Goodwill	intangible
Balance March 31, 2014	$2,664,432	$171,333
Amortization	—	(17,500)

Balance September 30, 2014	$2,664,432	$153,833

		Core deposit
	Goodwill	intangible
Balance March 31, 2013	$2,664,432	$212,333
Amortization	—	(22,000)

Balance September 30, 2013	$2,664,432	$190,333

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

At September 30, 2014, future expected annual amortization associated with the core deposit intangible is as follows:

Year ending September 30,	Amount
2015	$30,000
2016	28,167
2017	28,000
2018	28,000
2019	28,000
2020	11,666

$153,833

Note 5:	Investment Securities Available for Sale

The amortized cost and fair value of securities at September 30, 2014 and March 31, 2014, are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
September 30, 2014	cost	gains	losses	value
U.S. treasuries and government agencies	$20,445,037	$9,403	$772,587	$19,681,853
Municipal bonds	3,188,715	179,442	—	3,368,157
Mortgage-backed	82,564,008	114,412	2,375,705	80,302,715

	$106,197,760	$303,257	$3,148,292	$103,352,725

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
March 31, 2014	cost	gains	losses	value
U.S. government agencies	$24,539,483	$20,505	$1,146,883	$23,413,105
Municipal bonds	3,241,992	95,568	—	3,337,560
Mortgage-backed	78,368,150	367,505	1,960,066	76,775,589

	106,149,625	483,578	3,106,949	103,526,254
FHLMC stock	6,681	20,339	—	27,020

	$106,156,306	$503,917	$3,106,949	$103,553,274

Proceeds from the sale of investment securities were $5,289,386 during the three months ended September 30, 2014 with gains of $166,155 and no losses for that period. During the three months ended September 30, 2013 there were no sales of investment securities.

Proceeds from the sale of investment securities were $5,318,086 and $3,608,148 during the six months ended September 30, 2014 and 2013, respectively, with gains of $188,174 and no losses for the six months ended September 30, 2014 and gains of $95,516 and no losses for the six months ended September 30, 2013.

As of September 30, 2014 and March 31, 2014, all mortgage-backed securities are backed by U.S. Government- Sponsored Enterprises (GSE’s).

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

As of September 30, 2014, the Company had pledged one security to the Federal Reserve Bank with a book value of $2,000,000 and a fair value of $1,882,896.

The amortized cost and estimated fair value of debt securities by contractual maturity at September 30, 2014 and March 31, 2014 follow. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available for Sale
	September 30, 2014		March 31, 2014
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Maturing
Within one year	$1,005,443	$1,009,323	$1,017,006	$1,032,051
Over one to five years	2,439,594	2,437,461	4,522,476	4,527,248
Over five to ten years	17,000,000	16,235,069	17,000,000	15,904,931
Over ten years	3,188,715	3,368,157	5,241,993	5,286,435
Mortgage-backed, in monthly installments	82,564,008	80,302,715	78,368,150	76,775,589

	$106,197,760	$103,352,725	$106,149,625	$103,526,254

The following table presents the Company’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position at September 30, 2014 and March 31, 2014.

	Less than 12 months		12 months or longer		Total
	Gross unrealized	Fair	Gross unrealized	Fair	Gross unrealized	Fair
September 30, 2014	losses	value	losses	value	losses	value
U.S. treasuries and government agencies	$7,656	$1,916,094	$764,931	$16,235,069	$772,587	$18,151,163
Municipal bonds	—	—	—	—	—	—
Mortgage-backed	672,086	31,397,814	1,703,619	36,902,734	2,375,705	68,300,548

	$679,742	$33,313,908	$2,468,550	$53,137,803	$3,148,292	$86,451,711

	Less than 12 months		12 months or longer		Total
	Gross unrealized	Fair	Gross unrealized	Fair	Gross unrealized	Fair
March 31, 2014	losses	value	losses	value	losses	value
U.S. government agencies	$995,320	$17,004,680	$151,563	$2,848,437	$1,146,883	$19,853,117
Municipal bonds	—	—	—	—	—	—
Mortgage-backed	1,712,098	48,609,006	247,968	7,216,678	1,960,066	55,825,684
FHLMC stock	—	—	—	—	—	—

	$2,707,418	$65,613,686	$399,531	$10,065,115	$3,106,949	$75,678,801

The gross unrealized losses on debt securities are not considered by management to be other-than-temporary impairments. Management has the intent and ability to hold these securities until recovery of their value. In most cases, temporary impairment is caused by market interest rate fluctuations.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 6:	Loans Receivable and Allowance for Loan Losses

Loans receivable consist of the following at September 30, 2014 and March 31, 2014:

	September 30,	March 31,
	2014	2014
Real estate loans:
One-to four-family:
Residential	$53,644,611	$57,673,450
Residential construction	2,432,718	473,271
Investor (1)	13,371,075	14,000,119
Commercial	46,457,869	41,406,424
Commercial construction	1,461,037	2,794,793

	117,367,310	116,348,057
Commercial	18,747,843	15,656,599
Home equity loans	11,773,846	11,660,531
Consumer	1,147,606	1,154,007

Total Loans	149,036,605	144,819,194
Net deferred loan origination fees and costs	(117,285)	(119,630)
Allowance for loan losses	(2,093,808)	(1,785,973)

	$146,825,512	$142,913,591

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

The following tables set forth for the six months ended September 30, 2014 and 2013 and for the year ended March 31, 2014, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

						Allowance		Loan Balance
						Individually	Collectively	Individually	Collectively
						evaluated	evaluated	evaluated	evaluated
Six months ended:	Allowance	Provision for	Charge		Allowance	for	for	for	for
September 30, 2014	3/31/2014	loan losses	offs	Recoveries	9/30/2014	impairment	impairment	impairment	impairment
Real estate loans:
One-to four-family	$528,362	$109,464	$105,498	$1,315	$533,643	$157,155	$376,488	$1,812,115	$67,636,289
Commercial	575,881	7,706	—	—	583,587	—	583,587	3,359,813	43,098,056
Commercial Construction	60,361	(60,361)	—	—	—	—	—	1,461,037	—
Commercial	590,975	322,057	—	9,314	922,346	2,473	919,873	2,598,666	16,149,177
Home equity loans	27,181	92,859	69,801	2,505	52,744	—	52,744	49,283	11,724,563
Consumer	3,213	(1,725)	—	—	1,488	—	1,488	1,201	1,146,405

	$1,785,973	$470,000	$175,299	$13,134	$2,093,808	$159,628	$1,934,180	$9,282,115	$139,754,490

						Allowance		Loan Balance
						Individually	Collectively	Individually	Collectively
						evaluated	evaluated	evaluated	evaluated
Six months ended:	Allowance	Provision for	Charge		Allowance	for	for	for	for
September 30, 2013	3/31/2013	loan losses	offs	Recoveries	9/30/2013	impairment	impairment	impairment	impairment
Real estate loans:
One-to four-family	$372,390	$172,776	$64,206	$24,280	$505,240	$63,642	$441,598	$1,923,343	$72,829,264
Commercial	613,047	43,004	—	—	656,051	—	656,051	4,768,676	34,711,678
Commercial Construction	417,311	(84,222)	—	—	333,089	249,587	83,502	2,541,587	2,031,690
Commercial	635,840	1,188,174	707,739	15,925	1,132,200	—	1,132,200	4,052,401	17,786,744
Home equity loans	31,484	(2,649)	—	—	28,835	—	28,835	57,024	12,454,639
Consumer	1,152	1,474	—	469	3,095	—	3,095	—	1,175,103

	$2,071,224	$1,318,557	$771,945	$40,674	$2,658,510	$313,229	$2,345,281	$13,343,031	$140,989,118

						Allowance		Loan Balance
						Individually	Collectively	Individually	Collectively
						evaluated	evaluated	evaluated	evaluated
Year ended:	Allowance	Provision for	Charge		Allowance	for	for	for	for
March 31, 2014	3/31/2013	loan losses	offs	Recoveries	3/31/2014	impairment	impairment	impairment	impairment
Real estate loans:
One-to four-family	$372,390	$337,416	$205,809	$24,365	$528,362	$168,487	$359,875	$1,913,630	$70,233,210
Commercial	613,047	(84,100)	—	46,934	575,881	—	575,881	3,363,584	38,042,840
Commercial Construction	417,311	643,050	1,000,000	—	60,361	—	60,361	1,552,293	1,242,500
Commercial	635,840	968,537	1,058,733	45,331	590,975	259	590,716	3,953,618	11,702,981
Home equity loans	31,484	7,082	11,385	—	27,181	—	27,181	204,209	11,456,322
Consumer	1,152	1,572	—	489	3,213	—	3,213	—	1,154,007

	$2,071,224	$1,873,557	$2,275,927	$117,119	$1,785,973	$168,746	$1,617,227	$10,987,334	$133,831,860

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Past due loans, segregated by age and class of loans, as of September 30, 2014 and March 31, 2014, were as follows:

			Loans				Accruing		Nonaccrual
	Loans	Loans	90 or more				loans 90 or		interest
	30-59 days	60-89 days	days	Total past	Current		more days	Nonaccrual	not
September 30, 2014	past due	past due	past due	due loans	loans	Total loans	past due	loans	accrued
Real estate loans:
One-to four-family	$574,811	$1,200	$357,518	$933,529	$68,514,875	$69,448,404	$—	$358,718	$22,934
Commercial	—	—	274,285	274,285	46,183,584	46,457,869	274,285	—	—
Commercial Construction	—	—	—	—	1,461,037	1,461,037	—	1,461,037	11,497
Commercial	94,749	585,000	923,409	1,603,158	17,144,685	18,747,843	—	1,557,934	100,124
Home equity loans	46,923	12,957	49,283	109,163	11,664,683	11,773,846	—	49,283	5,786
Consumer	3,592	579	1,201	5,372	1,142,234	1,147,606	—	1,201	25

	$720,075	$599,736	$1,605,696	$2,925,507	$146,111,098	$149,036,605	$274,285	$3,428,173	$140,366

			Loans				Accruing		Nonaccrual
	Loans	Loans	90 or more				loans 90 or		interest
	30-59 days	60-89 days	days	Total past	Current		more days	Nonaccrual	not
March 31, 2014	past due	past due	past due	due loans	loans	Total loans	past due	loans	accrued
Real estate loans:
One-to four-family	$253,465	$—	$442,355	$695,820	$71,451,020	$72,146,840	$—	$442,355	$29,409
Commercial	—	—	301,295	301,295	41,105,129	41,406,424	301,295	—	—
Commercial Construction	—	1,242,500	—	1,242,500	1,552,293	2,794,793	—	1,552,293	—
Commercial	439,603	2,172,968	1,801,746	4,414,317	11,242,282	15,656,599	500,000	2,040,864	71,850
Home equity loans	—	—	204,209	204,209	11,456,322	11,660,531	—	204,209	9,697
Consumer	7,629	—	—	7,629	1,146,378	1,154,007	—	—	—

	$700,697	$3,415,468	$2,749,605	$6,865,770	$137,953,424	$144,819,194	$801,295	$4,239,721	$110,956

Impaired Loans as of and for the six months ended September 30, 2014 and as of and for the year ended March 31, 2014 were as follows:

	Unpaid	Recorded	Recorded
	contractual	investment	investment	Total		Average
	principal	with no	with	recorded	Related	recorded	Interest
September 30, 2014	balance	allowance	allowance	investment	allowance	investment	recognized
Real estate loans:
One-to four-family	$1,905,280	$352,766	$1,459,349	$1,812,115	$157,155	$1,853,390	$31,759
Commercial	3,435,065	3,359,813	—	3,359,813	—	3,360,622	73,221
Commercial Construction	2,549,027	1,461,037	—	1,461,037	—	2,138,951	—
Commercial	3,412,805	2,542,281	56,385	2,598,666	2,473	2,902,975	18,630
Home equity loans	69,095	49,283	—	49,283	—	59,361	112
Consumer	1,201	1,201	—	1,201	—	1,192	36

	$11,372,473	$7,766,381	$1,515,734	$9,282,115	$159,628	$10,316,491	$123,758

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

	Unpaid	Recorded	Recorded
	contractual	investment	investment	Total		Average
	principal	with no	with	recorded	Related	recorded	Interest
March 31, 2014	balance	allowance	allowance	investment	allowance	investment	recognized
Real estate loans:
One-to four-family	$2,103,937	$442,355	$1,471,275	$1,913,630	$168,487	$2,015,371	$85,927
Commercial	3,363,584	3,363,584	—	3,363,584	—	3,381,166	278,249
Commercial Construction	2,552,293	1,552,293	—	1,552,293	—	2,546,048	174,501
Commercial	5,405,706	3,886,889	66,729	3,953,618	259	4,664,305	319,389
Home equity loans	215,594	204,209	—	204,209	—	153,943	8,315
Consumer	—	—	—	—	—	—	—

	$13,641,114	$9,449,330	$1,538,004	$10,987,334	$168,746	$12,760,833	$866,381

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Foreclosed real estate will be treated as a classifiable asset. Generally, foreclosed real estate will be classified as substandard, except if the property is subject to an agreement of sale or if the asset is generating sufficient income. An appraisal may be performed on the asset to estimate its value. When the property is transferred to foreclosed real estate, a sufficient amount will be charged off against the allowance for loan losses in order to account for the property at its fair value, less estimated cost to sell.

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

The following tables present the September 30, 2014 and March 31, 2014, balances of classified loans based on the risk grade. Classified loans include Special Mention, Substandard, Doubtful and Loss loans. The Bank had no loans classified as Doubtful or Loss as of September 30, 2014 or March 31, 2014.

		Special
September 30, 2014	Pass	mention	Substandard	Total
Real estate loans:
One-to four-family	$67,046,457	$2,043,229	$358,718	$69,448,404
Commercial	39,833,036	3,265,020	3,359,813	46,457,869
Commercial Construction	—	—	1,461,037	1,461,037
Commercial	13,343,051	2,806,126	2,598,666	18,747,843
Home equity loans	11,711,606	12,957	49,283	11,773,846
Consumer	1,145,826	579	1,201	1,147,606

	$133,079,976	$8,127,911	$7,828,718	$149,036,605

		Special
March 31, 2014	Pass	mention	Substandard	Total
Real estate loans:
One-to four-family	$69,979,745	$1,724,740	$442,355	$72,146,840
Commercial	35,187,711	2,855,129	3,363,584	41,406,424
Commercial Construction	1,242,500	—	1,552,293	2,794,793
Commercial	8,462,441	3,240,542	3,953,616	15,656,599
Home equity loans	11,456,322	—	204,209	11,660,531
Consumer	1,154,007	—	—	1,154,007

	$127,482,726	$7,820,411	$9,516,057	$144,819,194

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Classified loans also include certain loans that have been modified in troubled debt restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Bank’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Generally, nonaccrual loans that are modified and considered TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

A summary of TDRs at September 30, 2014 and March 31, 2014 follows:

	Number of
September 30, 2014	contracts	Performing	Nonperforming	Total
Real estate loans:
One-to four-family	5	$1,384,837	$74,607	$1,459,444
Commercial	2	3,359,813	—	3,359,813
Commercial Construction	—	—	—	—
Commercial	3	56,385	640,088	696,473
Home equity loans	—	—	—	—
Consumer	—	—	—	—

	10	$4,801,035	$714,695	$5,515,730

	Number of
March 31, 2014	contracts	Performing	Nonperforming	Total
Real estate loans:
One-to four-family	5	$1,471,275	$6,259	$1,477,534
Commercial	—	—	—	—
Commercial Construction	—	—	—	—
Commercial	3	66,729	870,489	937,218
Home equity loans	—	—	—	—
Consumer	—	—	—	—

	8	$1,538,004	$876,748	$2,414,752

The following table presents the number of contracts and the dollar amount of TDR’s that were added during the six month period ended September 30, 2014. The amount shown reflects the outstanding loan balance at the time of the modification.

	Number of	Outstanding recorded
Six months ended September 30, 2014	contracts	investment
Real estate loans:
One-to four-family	—	$—
Commercial	2	3,359,813
Commercial Construction	—	—
Commercial	—	—
Home equity loans	—	—
Consumer	—	—

	2	$3,359,813

HAMILTON BANCORP, INC AND SUBSIDIARY

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

The Bank had the following outstanding commitments and unused lines of credit as of September 30, 2014 and March 31, 2014:

	September 30,	March 31,
	2014	2014
Unused commercial lines of credit	$8,986,700	$2,614,410
Unused home equity lines of credit	16,113,690	17,414,411
Unused consumer lines of credit	61,137	59,029
Residential construction loan commitments	2,034,794	976,829
Commercial construction loan commitments	—	47,021
Home equity loan commitments	352,000	142,200
Commercial loan commitments	500,000	2,589,249
Standby letter of credit	50,000	—

Note 7:	Regulatory Capital Ratios

The Office of the Comptroller of the Currency has adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. The capital ratios and minimum capital requirements of the Bank at September 30, 2014 and March 31, 2014 were as follows:

			Minimum		To be well
	Actual		capital requirement		capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014	(dollars in thousands)
Total risk-based capital (to risk-weighted assets)	$43,238	26.31%	$13,146	8.00%	$16,433	10.00%
Tier 1 capital (to risk-weighted assets)	42,000	25.07%	6,573	4.00%	9,860	6.00%
Tier 1 capital (to adjusted total assets)	42,000	14.64%	11,257	4.00%	14,071	5.00%

			Minimum		To be well
	Actual		capital requirement		capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014	(dollars in thousands)
Total risk-based capital (to risk-weighted assets)	$45,800	28.38%	$12,908	8.00%	$16,135	10.00%
Tier 1 capital (to risk-weighted assets)	44,014	27.28%	6,454	4.00%	9,681	6.00%
Tier 1 capital (to adjusted total assets)	44,014	15.10%	11,660	4.00%	14,575	5.00%

(1)	– Under prompt corrective action provision.

HAMILTON BANCORP, INC AND SUBSIDIARY

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

In its regulatory report filed as of September 30, 2014, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. Management is not aware of any events that would have caused this classification to change. Management has no plans that should change the classification of the capital adequacy.

Note 8:	Stock Based Compensation

In November 2013, the Company’s shareholders approved a new Equity Incentive Plan (the “2013 Equity Incentive Plan’’). The 2013 Equity Incentive Plan allows for up to 148,120 shares to be issued to employees, executive officers or Directors in the form of restricted stock, and up to 370,300 shares to be issued to employees, executive officers or Directors in the form of stock options. At September 30, 2014, there were 77,250 restricted stock awards issued and 75,000 outstanding and 225,150 stock option awards granted under the 2013 Equity Incentive Plan.

Stock Options:

Under the above plan, the exercise price for stock options is the market price at date of grant. The maximum option term is ten years and the options granted shall vest in five equal annual installments of 20% with the first installment becoming exercisable on the first anniversary of the date of grant, or February 3, 2015, and succeeding installments on each anniversary thereafter, through February 3, 2019. The Company plans to issue new shares to satisfy share option exercises. Total compensation cost that has been charged to employee benefit expense for the stock option plan was $48,896 and $101,198 for the three and six months ended September 30, 2014, respectively. There was no cost recorded during the three and six months ended September 30, 2013 because the 2013 Equity Incentive Plan was not established until February 2014.

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

A summary of stock option activity for the six months ended September 30, 2014 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
September 30, 2014:	Shares	Price	Term
Outstanding at beginning of period	225,150	$13.85	9.8 years
Granted	—	—	—
Exercised	—	—	—
Forfeited, exchanged or expired	(5,500)	—	— years

Outstanding at end of period	219,650	$13.85	9.2 years

Vested at end of period	—	$13.85	9.2 years

As of September 30, 2014 there was $906,574 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 4.33 years. As of September 30, 2014, the outstanding stock options have no intrinsic value because the stock price at September 30, 2014 was less than the weighted average exercise price.

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

A summary of changes in the Company’s nonvested shares for the six months ended September 30, 2014 is as follows:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at April 1, 2014	77,250	$13.85
Granted	—	—
Vested	—	—
Forfeited	(2,250)	—

Nonvested at September 30, 2014	75,000	$13.85

The Company recorded restricted stock awards expense of $49,340 and $102,836 during the three and six months ended September 30, 2014, respectively. There was no cost recorded during the three and six months ended September 30, 2013 because the 2013 Equity Incentive Plan was not established until February 2014. As of September 30, 2014, there was $901,000 of total unrecognized compensation cost related to nonvested shares granted under the 2013 stock incentive plan. The cost is expected to be recognized over a weighted-average period of 4.33 years.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

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

Fair value measurements on a recurring basis

Securities available for sale – If quoted prices are available in an active market for identical assets, securities are classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. As of September 30, 2014 and March 31, 2014, the Bank has categorized its investment securities available for sale as follows:

	Level 1	Level 2	Level 3
September 30, 2014	inputs	inputs	inputs	Total
U.S. treasuries and government agencies	$—	$19,681,853	$—	$19,681,853
Municipal bonds	—	3,368,157	—	3,368,157
Mortgage-backed	—	80,302,715	—	80,302,715

Total investment securities available for sale	$—	$103,352,725	$—	$103,352,725

	Level 1	Level 2	Level 3
March 31, 2014	inputs	inputs	inputs	Total
U.S. government agencies	$—	$23,413,105	$—	$23,413,105
Municipal bonds	—	3,337,560	—	3,337,560
Mortgage-backed	—	76,775,589	—	76,775,589
FHLMC stock	27,020	—	—	27,020

Total investment securities available for sale	$27,020	$103,526,254	$—	$103,553,274

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Fair value measurements on a nonrecurring basis

Impaired Loans - The Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of September 30, 2014 and March 31, 2014, the fair values consist of loan balances of $9,282,115 and $10,987,334 that have been written down by $159,628 and $168,746, respectively, as a result of specific loan loss allowances.

Foreclosed real estate – The Bank’s foreclosed real estate is measured at fair value less estimated cost to sell. As of September 30, 2014 and March 31, 2014, the fair value of foreclosed real estate was estimated to be $676,580. Fair value was determined based on offers and/or appraisals. Cost to sell the assets was based on standard market factors. The Company has categorized its foreclosed assets as Level 3.

	Level 1	Level 2	Level 3
September 30, 2014	inputs	inputs	inputs	Total
Impaired loans	$—	$—	$9,122,487	$9,122,487
Foreclosed real estate	—	—	676,580	676,580

Total impaired loans and foreclosed real estate	$—	$—	$9,799,067	$9,799,067

	Level 1	Level 2	Level 3
March 31, 2014	inputs	inputs	inputs	Total
Impaired loans	$—	$—	$10,818,588	$10,818,588
Foreclosed real estate	—	—	664,020	664,020

Total impaired loans and foreclosed real estate	$—	$—	$11,482,608	$11,482,608

The following table summarizes changes in foreclosed real estate for the six months ended September 30, 2014, which is measured on a nonrecurring basis using significant unobservable, level 3, inputs:

Balance, March 31, 2014	$664,020
Transfer to foreclosed real estate	12,560
Proceeds from sale of foreclosed real estate	—
Loss on sale of foreclosed real estate	—

Balance, September 30, 2014	$676,580

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The remaining financial assets and liabilities are not reported on the balance sheets at fair value on a recurring basis. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	September 30, 2014		March 31, 2014
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Financial assets
Level 1 inputs
Cash and cash equivalents	$19,855,145	$19,855,145	$33,073,310	$33,073,310

Level 2 inputs
Loans held for sale	224,895	224,895	—	—
Federal Home Loan Bank stock	266,000	266,000	266,000	266,000
Bank-owned life insurance	12,183,464	12,183,464	12,002,078	12,002,078

Level 3 inputs
Loans receivable, net	146,825,512	150,022,069	142,913,591	145,442,441

Financial liabilities
Level 1 inputs
Advance payments by borrowers for taxes and insurance	414,921	414,921	669,797	669,797

Level 3 inputs
Deposits	232,387,850	233,007,703	238,820,171	239,452,889

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

Deferred Income Tax. Deferred income taxes are recognized for the tax consequences of temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities. Deferred income taxes are provided on income and expense items when they are reported for financial statement purposes in periods different from the periods in which these items are recognized in the income tax returns. Deferred tax assets are recognized only to the extent that it is more likely than not that such amounts will be realized based upon consideration of available evidence, including tax planning strategies and other factors.

Comparison of Financial Condition at September 30, 2014 and March 31, 2014

Assets. Total assets decreased $9.5 million, or 3.1%, to $293.3 million at September 30, 2014 from $302.8 million at March 31, 2014. The decrease was primarily the result of a $13.2 million decrease in cash and cash equivalents, partially offset by an increase of $4.1 million in the net loan portfolio (including loans held for sale).

Cash and Cash Equivalents. Cash and cash equivalents decreased by $13.2 million, or 39.9%, to $19.9 million at September 30, 2014 from $33.1 million at March 31, 2014. The decrease in cash and cash equivalents over that period funded a $4.4 million increase in gross loans, a $6.4 million outflow of deposits, and a 5.0% stock buyback program that was completed in May 2014 for $2.5 million.

Securities. Total securities remained relatively unchanged at $103.4 million at September 30, 2014 compared to March 31, 2014, after increasing in the prior quarter by $4.4 million, or 4.3%, to $108.0 million. Mortgage-backed securities increased $3.5 million, along with the purchase of a U.S. Treasury for $1.9 million, offset by a $5.6 million decrease in U.S. government agency securities and no change in the investment balance of municipal securities.

The increase in mortgage-backed securities during the most recent six months included the purchase of $16.2 million in mortgage-backed securities and collaterized mortgage obligations, partially offset by $8.6 million in principal pay downs and $4.0 million in sales that generated a $78,000 gain on sale. The decrease in U.S. government agency securities was due to three bonds that were called over the six month period, each with a $2.0 million par value. Although the investment balance of municipal securities remained unchanged, one bond was sold with a par value of $1.0 million that netted an $88,000 gain on the sale, offset by the purchase of another municipal bond for $900,000. In addition, we sold our stock in the Federal Home Loan Mortgage Corporation in the first quarter of fiscal 2015 for a gain of $22,000. The fair value of the investment portfolio decreased over the six month period by $220,000 from a loss position of $2.6 million at March 31, 2014 to a loss position of $2.8 million at September 30, 2014 due to a slight increase in interest rates over that period.

Loans. Net loans, including loans held for sale, increased by $4.4 million, or 3.1%, to $149.1 million at September 30, 2014 from $144.7 million at March 31, 2014. The Bank continues to focus on growing both commercial real estate and commercial business loans as these loans offer higher rates of return and shorter maturity periods than typical retail lending. The largest increase in loans over the most recent six months was a $5.1 million, or 12.2% increase in commercial real estate loans from $41.4 million at March 31, 2014 to $46.5 million at September 30, 2014. In addition, commercial business loans continued to grow, increasing $3.1 million, or 19.7%, to $18.7 million at September 30, 2014 from $15.7 million at March 31, 2014. The Bank is starting to see the benefits of our new commercial lending platform that has been restructured with new personnel and improved underwriting and monitoring procedures.

Partially offsetting the increases in the commercial loan portfolio is a $2.7 million decrease in one- to four-family residential loans (including investor loans) from $72.1 million at March 31, 2014 to $69.4 million at September 30, 2014 as these loans either paid down, repaid or refinanced. The Bank continues to originate traditional one- to four-family residential loans and sell them in the secondary market at a premium in order to manage interest rate risk in a rising rate environment. During this year the Bank has begun to promote its one- to four-family residential construction lending program. At March 31, 2014, the Bank had originated roughly $1.5 million in residential construction loans, of which $473,000 in funds had been advanced. Since then, an additional $3.0 million in residential construction loans have been originated, bringing total originations to $4.5 million at September 30, 2014, of which $2.4 million has been advanced. The construction period on the residential homes is typically nine to twelve months, at which time Hamilton Bank is taken out through permanent financing by a third party.

Deposits. Total deposits decreased $6.4 million, or 2.7%, to $232.4 million at September 30, 2014 from $238.8 million at March 31, 2014. The Company continues to focus on changing its deposit mix to rely less on time deposits as a primary funding source and attract lower costing core deposits (which we consider to be all deposits other than certificates of deposit), including money market accounts. As a result, core deposits increased $2.8 million, or 4.0%, to $71.5 million at September 30, 2014 compared to $68.7 million at March 31, 2014. The increase in core deposits consisted of a $1.5 million, or 6.0%, increase in checking accounts to $25.9 million at September 30, 2014 and an increase in money market accounts of $2.0 million, or 6.9%, to $30.3 million at that same date. Savings accounts, however, decreased by $661,000 to $15.3 million at September 30, 2014 from $16.0 million at March 31, 2014.

The overall increase in core deposits was offset by a $9.2 million, or 5.4%, decrease in time deposits which decreased from $170.1 million at March 31, 2014 to $160.9 million at September 30, 2014.

Borrowings. The Company had no borrowings outstanding at September 30, 2014 or March 31, 2014.

Equity. Total shareholders’ equity at September 30, 2014 decreased $2.7 million to $59.1 million, compared to total shareholders’ equity of $61.8 million at March 31, 2014. The decrease in shareholders’ equity was attributable to the $251,000 net loss in the first half of fiscal 2015 and a 5.0% stock buyback program completed in May 2014 for $2.5 million that resulted in the purchase of 179,755 common shares. The stock buyback program assisted in increasing the Company’s book value per common share from $17.18 at March 31, 2014 to $17.30 at September 30, 2014.

Comparison of Asset Quality at September 30, 2014 and March 31, 2014

The Bank’s asset quality continues to improve and remains a primary focus of management and the Board of Directors. Nonperforming assets at September 30, 2014 were $4.4 million, a decrease of $1.3 million from March 31, 2014 and a $2.2 million, or 33.8% decrease compared to a year ago. Nonperforming assets to total assets decreased from 1.88% at March 31, 2014 to 1.49% of total assets at September 30, 2014. Nonperforming assets for the respective periods were as follow:

	At	At	At
	September 30, 2014	March 31, 2014	September 30, 2013
	(dollars in thousands)
Nonaccruing loans	$3,428	$4,239	$4,182
Accruing loans delinquent more than 90 days	274	801	675
Foreclosed real estate	677	664	1,759

Total nonperforming assets	$4,379	$5,704	$6,616

Nonperforming loans, consisting of nonaccruing and accruing loans delinquent more than 90 days, made up the majority of the decrease in nonperforming assets, decreasing $1.3 million to $3.7 million at September 30, 2014 from $5.0 million at March 31, 2014. Accruing loans delinquent more than 90 days represent loans that are on accrual status and paying under the contractually agreed upon terms of the note, however, such loans were 90 days past their contractual maturity date and, therefore, reported as nonperforming. At September 30, 2014 these loans decreased $527,000 to $274,000 as several loans were renewed or extended.

Nonaccrual loans decreased $811,000, or 19.1%, to $3.4 million at September 30, 2014 compared to $4.2 million at March 31, 2014. The decrease in non-accrual loans includes $162,000 in net charge-offs and $685,000 in proceeds from loan payments and/or sale of collateral, including a $186,000 loan pay-off from the Small Business Administration for their guarantee on a commercial loan.

Nonaccrual loans at September 30, 2014 include six commercial loans totaling $3.0 million, one of which is a troubled debt restructure (TDR) for $630,000 that continues to pay as agreed, but has been placed on nonaccrual by management until the borrower can show sustained cash flow adequate to perform under the terms of the TDR agreement. Nonaccrual commercial loans also include a construction loan for $1.5 million that is also paying as agreed but has been placed on nonaccrual due to failure to complete the project and lack of funding to do so. The remaining balance of nonaccrual loans is primarily associated with one- to four-family residential mortgages.

Foreclosed real estate of $677,000 has remained relatively unchanged from March 31, 2014 to September 30, 2014. There are three properties that comprise foreclosed real estate, one representing semi-developed land in the amount of $664,000. The Bank is a participant in this credit and not the lead lender. The lead lender has since failed and the Federal Deposit Insurance Corporation (FDIC) has taken interest in the property. The remaining balance of foreclosed real estate property is comprised of two one- to four-family residential properties in which we have a minor participation interest.

The provision for loan losses totaled $470,000 for the six months ended September 30, 2014 compared to a $1.3 million provision for the same period a year ago. The provision for the first half of fiscal 2015 is attributable to new commercial loan originations, particularly commercial business lines of credit, and the required allowance for loan loss balance calculated in accordance with ASC 450. The larger provision for loan loss in the prior year period was attributable to charge-offs that occurred within the commercial loan portfolio versus new loan orginations.

The allowance for loan losses at September 30, 2014 totaled $2.1 million, or 1.40% of total gross loans, compared to $1.8 million, or 1.23% of total loans at March 31, 2014. The $308,000 increase in the allowance for loan losses is the result of $470,000 in provision for loan losses, partially offset by $162,000 in net charge-offs for the six month period ended September 30, 2014.

Comparison of Results of Operations for the Three Months Ended September 30, 2014 and 2013 (unaudited)

General. A net loss of $59,000 was reported for the three months ended September 30, 2014, compared to a net loss of $500,000 for the three months ended September 30, 2013, an improvement of $441,000. The decrease in the net loss resulted primarily from an $845,000 decrease in the provision for loan losses and a $170,000 increase in noninterest revenue, partially offset by a $266,000 decrease in net interest income and a $312,000 decrease in income tax benefit.

Net Interest Income. Net interest income decreased $266,000, or 12.5%, to $1.9 million for the three months ended September 30, 2014 compared to $2.1 million for the three months ended September 30, 2013. The decrease in net interest income was due to a $323,000 decrease in interest revenue, partially offset by a $58,000 decrease in interest expense. The decrease in interest revenue was due to a decrease in the average balance of interest-earning assets and a decrease in average yield. The average balance of interest-earning assets decreased $23.1 million, or 7.8%, for the quarter ended September 30, 2014 compared to the same period in fiscal 2014, while the average yield decreased 17 basis points from 3.53% for the quarter ended September 30, 2013 to 3.36% for the quarter ended September 30, 2014. Over this period, the Bank had several large credit relationships carrying higher than average rates of interest pay-off.

The decline in the average balance of interest-earning assets for the quarter ended September 30, 2014 was partially offset by a $17.0 million decline in the average balance of interest-bearing liabilities for the same period, as well as a 4 basis point decrease in the average yield of interest-bearing liabilities from 0.82% for the quarter ended September 30, 2013 to 0.78% for the quarter ended September 30, 2014. The net interest margin decreased 15 basis points from 2.88% for the three months ended September 30, 2013 to 2.73% for the three months ended September 30, 2014.

Interest Revenue. Interest revenue decreased $323,000 to $2.3 million for the three months ended September 30, 2014 from $2.6 million for the three months ended September 30, 2013. The decrease resulted primarily from a $345,000 decrease in interest revenue on loans, partially offset by an increase of $24,000 in interest revenue on investment and mortgage-backed securities.

Interest on loans decreased $345,000, or 16.5%, to $1.7 million for the three months ended September 30, 2014, compared to $2.1 million for the three months ended September 30, 2013. The decrease in interest revenue on loans was primarily due to a $15.5 million decrease in the average balance of loans from $158.2 million for the three months ended September 30, 2013 to $142.6 million for the three months ended September 30, 2014. This decrease was due to the payoff of several large commercial loans bearing higher rates of interest. The payoff of these commercial loans also contributed to a 39 basis point decrease in the average yield on loans from 5.28% for the three months ended September 30, 2013 to 4.89% for the three months ended September 30, 2014. The decrease in average yields on loans is also a reflection of the decrease in market interest rates for loan products.

Interest revenue on total securities increased $24,000 to $535,000 for the three months ended September 30, 2014 from $511,000 for the three months ended September 30, 2013. The increase resulted from $33,000 in interest revenue associated with new investments in municipal bonds, partially offset by a $4,000 decrease in interest revenue on U.S. treasuries and government agencies, as well as a $4,000 decrease in interest on mortgage-backed securities. The overall increase in interest revenue on “investment securities” (includes U.S. agency and treasury securities and municipal bonds) was primarily due to a 35 basis point increase in the average yield to 2.22% for the quarter ended September 30, 2014 compared to 1.87% for the quarter ended September 30, 2013. In addition, the average balance of these investment securities also increased by $1.0 million to $26.1 million at September 30, 2014. The decrease in interest revenue from mortgage-backed securities was primarily due to a $6.1 million decrease in the average balance on mortgage-backed securities to $82.9 million at September 30, 2014, partially offset by an 11 basis point increase in the average yield to 1.88% for the quarter ended September 30, 2014 compared to the same period last year.

Interest Expense. Interest expense, consisting entirely of the cost of interest-bearing deposits, decreased $58,000, or 11.9%, to $428,000 for the three months ended September 30, 2014 from $486,000 for the three months ended September 30, 2013. The decrease in the cost of interest-bearing deposits was due to a $17.0 million, or 7.2% decrease in the average balance of interest-bearing deposits from $235.4 million for the three months ended September 30, 2013 to $218.4 million for the three months ended September 30, 2014. Over the past year, the Bank has continued to allow higher costing certificates of deposit to run-off and focused on generating lower costing core deposits, including checking and money market accounts. The balance of certificates of deposit has decreased $15.5 million, or 8.8% from $176.4 million at September 30, 2013 to $160.9 million at September 30, 2014.

In addition to the decrease in the average balance of interest-bearing deposits, interest expense also decreased due to the average rate paid on those deposits decreasing 4 basis points to 0.78% for the three months ended September 30, 2014 compared to 0.82% for the same period a year ago.

Average Balances, Interest and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest revenue from average interest-earning assets, the dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing revenue or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using average daily balances. No tax-equivalent adjustments were made. Nonaccrual loans have been included in the table as loans carrying a zero yield.

	Three Months Ended September 30,
	(dollars in thousands)
	2014			2013
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Cash and cash equivalents	$20,662	$6	0.12%	$23,062	$8	0.14%
Investment securities (1)	26,073	145	2.22%	25,078	117	1.87%
Mortgage-backed securities	82,938	390	1.88%	89,065	394	1.77%
Loans receivable, net (2)	142,630	1,744	4.89%	158,156	2,090	5.29%

Total interest-earning assets	272,303	2,285	3.36%	295,361	2,609	3.53%
Noninterest-earning assets	22,923			23,382

Total assets	$295,226			$318,743

Liabilities and Shareholders’ Equity:
Certificates of deposit	$164,074	$416	1.01%	$180,557	$473	1.05%
Money Market	29,510	9	0.12%	29,226	9	0.12%
Statement savings	15,448	2	0.05%	15,393	2	0.05%
NOW accounts	9,390	1	0.04%	10,245	2	0.08%

Total interest-bearing deposits	218,422	428	0.78%	235,421	486	0.83%
Other interest-bearing liabilities	—	—	0.00%	—	—	0.00%

Total interest-bearing liabilities	218,422	428	0.78%	235,421	486	0.83%

Noninterest-bearing deposits	16,866			15,715
Other noninterest-bearing liabilities	1,767			1,928

Total liabilities	237,055			253,064
Total shareholders’ equity	58,171			65,679

Total liabilities and shareholders’ equity	$295,226			$318,743

Net interest income		$1,857			$2,123

Net interest rate spread (3)			2.58%			2.71%

Net interest-earning assets (4)	$53,881			$59,940

Net interest margin (5)			2.73%			2.88%

Average interest-earning assets to average interest-bearing liabilities	124.67%			125.46%

(1)	Includes U.S agency and treasury securities, municipal bonds and to a much lesser extent, FHLMC debt securities and Federal Home Loan Bank equity securities.
(2)	Loans on non-accrual status are included in average loans carrying a zero yield.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing libilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. We recorded a provision for loan loss of $170,000 for the quarter ended September 30, 2014 compared to a provision for loan loss of $1.0 million for the quarter ended September 30, 2013. The decrease in the provision for loan loss in the current quarter was partially due to a decrease in net charge-offs from $586,000 for the three months ended September 30, 2013 to $123,000 for the three months ended September 2014.

The allowance for loan losses was $2.1 million, or 56.6% of non-performing loans at September 30, 2014 compared to $2.7 million, or 54.7% of non-performing loans at September 30, 2013. During the three months ended September 30, 2014, loan charge offs totaled $130,000 with recoveries of $7,000, compared to $603,000 in charge offs and $17,000 in recoveries during the three months ended September 30, 2013. During fiscal year 2015 we will continue our emphasis in growing commercial real estate and commercial business loans, which are generally considered to bear higher risk than one-to four-family mortgage loans and could contribute to higher provisions going forward.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended
	September 30,
	2014	2013
	(dollars in thousands)
Allowance for loan losses at beginning of period	$2,047	$2,230
Charge-offs:
Real estate loans:
One-to four-family	103	35
Commercial	—	—
Commercial construction	—	—
Commercial	—	568
Home equity	27	—
Consumer	—	—

Total charge-offs	130	603
Recoveries	7	17

Net charge-offs	123	586
Provision for loan losses	170	1,015

Allowance for loan losses at end of period	$2,094	$2,659

Allowance for loan losses to non-performing loans	56.56%	54.74%

Allowance for loan losses to total loans outstanding at the end of the period	1.40%	1.72%

Net charge-offs to average loans outstanding during the period (not annualized)	0.08%	0.36%

Noninterest Revenue. Noninterest revenue increased $170,000, or 77.4% to $389,000 for the three months ended September 30, 2014, compared to $219,000 for the three months ended September 30, 2013. The increase is attributable to a $166,000 gain realized on the sale of several securities compared to no gains realized on security sales over the same period last year. Service charges increased $11,000, or 10.8% to $116,000 for the three months ended September 30, 2014 compared to $105,000 for the same period last year. We continue to focus on growing our core deposits, particularly checking accounts, and has increased our fee structure to be more aligned with our market. In addition, gain on loans held for sale increased $7,000 for the three months ended September 30, 2014 compared to the same three months in fiscal 2014. The increases were partially offset by decreases in income from bank-owned life insurance and other noninterest revenue. Other noninterest revenue decreased as a result of a $9,000 adjustment relating to the recording of proceeds received from a Small Business Investment Company the Bank has partnered with.

Noninterest Expense. Noninterest expense increased $5,000 to $2.2 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The largest change in noninterest expense over these periods consisted of a $207,000 increase in salaries and benefits due to $98,000 in cost associated with equity awards granted under the 2013 Equity Incentive Plans that was established in February 2014, the hiring of new personnel and increased insurance premiums. These increases were partially offset by a $64,000 decrease in occupancy expense, a $48,000 decrease in legal services, a $37,000 decrease in other professional services, a $23,000 decrease in other foreclosed real estate expense, and a $14,000 decrease in advertising. The decrease in legal services and other professional services compared to the same quarter a year ago is due to the reduction in problem assets and the costs incurred last year with becoming a public company for the first time. In addition, over the first half of fiscal 2015 management diligently looked for ways to cut costs and improve efficiency going forward. That is why most of the other noninterest expenses decreased in the second quarter of fiscal 2015 compared to the same period in fiscal 2014.

Income tax Expense. We recorded a $77,000 income tax benefit for the three months ended September 30, 2014 after a net loss before income taxes of $136,000, compared to a tax benefit of $389,000 for the three months ended September 30, 2013 after a net loss before income taxes of $890,000. The effective income tax rate was a negative 56.6% for the three months ended September 30, 2014 and 43.8% for the three months ended September 30, 2013. The reason the effective tax rate in both quarters was negative is a result of the net loss before income taxes, as well as the impact from tax-exempt revenue.

Comparison of Results of Operations for the Six Months Ended September 30, 2014 and 2013 (unaudited)

General. A net loss of $251,000 was reported for the six months ended September 30, 2014, compared to a net loss of $483,000 for the six months ended September 30, 2013, an improvement of $232,000. The decrease in the net loss resulted primarily from an $849,000 decrease in the provision for loan losses and a $108,000 increase in noninterest revenue, partially offset by a $437,000 decrease in net interest income, an $85,000 increase in noninterest expenses and a $203,000 decrease in income tax benefit.

Net Interest Income. Net interest income decreased $437,000, or 10.3%, to $3.8 million for the six months ended September 30, 2014 compared to $4.3 million for the six months ended September 30, 2013. The decrease in net interest income was due to a $612,000 decrease in interest revenue, partially offset by a $175,000 decrease in interest expense. The decrease in interest revenue was due to a decrease in the average balance of interest-earning assets and a decrease in average yield. The average balance of interest-earning assets decreased $26.2 million, or 8.7%, during the six month period ended September 30, 2014 compared to the same period in fiscal 2014, while the average yield decreased 11 basis points from 3.51% for the six months ended ended September 30, 2013 to 3.40% for the six months ended September 30, 2014. Over this period, the Bank had several large credit relationships carrying higher than average rates of interest pay-off.

The decline in the average balance of interest-earning assets was partially offset by a $19.9 million decline in the average balance of interest-bearing liabilities over the same period, as well as an 8 basis point decrease in the average yield of interest-bearing liabilities from 0.86% for the six months ended September 30, 2013 to 0.78% for the six months ended September 30, 2014. The net interest margin decreased 5 basis points from 2.82% for the six months ended September 30, 2013 to 2.77% for the six months ended September 30, 2014.

Interest Revenue. Interest revenue decreased $612,000 to $4.7 million for the six months ended September 30, 2014 from $5.3 million for the six months ended September 30, 2013. The decrease resulted primarily from a $653,000 decrease in interest revenue on loans, partially offset by an increase of $45,000 in interest revenue on investment securities.

Interest on loans decreased $653,000, or 15.4%, to $3.6 million for the six months ended September 30, 2014, compared to $4.2 million for the six months ended September 30, 2013. The decrease in interest revenue on loans was primarily due to a $15.6 million decrease in the net average balance of loans from $158.9 million for the six months ended September 30, 2013 to $143.4 million for the six months ended September 30, 2014. This decrease was due to the payoff of several large commercial loans bearing higher rates of interest. The payoff of these commercial loans also contributed to a 33 basis point decrease in the average yield on loans from 5.33% for the six months ended September 30, 2013 to 5.00% for the six months ended September 30, 2014. The decrease in average yields on loans is also a reflection of the decrease in market interest rates for loan products.

Interest revenue on total securities increased $45,000 to $1.1 million for the six months ended September 30, 2014 from $1.0 million for the six months ended September 30, 2013. The increase resulted from $69,000 in interest revenue associated with new investments in municipal bonds, partially offset by a $13,000 decrease in interest revenue on U.S. treasuries and government agencies, as well as a $10,000 decrease in interest on mortgage-backed securities. The overall increase in interest revenue on “investment securities” (includes U.S. agency and treasury securities and municipal bonds) was primarily due to a 39 basis point increase in the average yield to 2.20% for the six months ended September 30, 2014 compared to 1.81% for the six months ended September 30, 2013. In addition, the average balance of these investment securities also increased by $401,000 to $26.5 million for the six months ended September 30, 2014. The decrease in interest revenue from mortgage-backed securities was primarily due to a $9.2 million decrease in the average balance on mortgage-backed securities to $81.3 million at September 30, 2014, partially offset by an 18 basis point increase in the average yield to 1.92% for the period ended September 30, 2014 compared to the same period last year.

Interest Expense. Interest expense, consisting entirely of the cost of interest-bearing deposits, decreased $175,000, or 16.9%, to $859,000 for the six months ended September 30, 2014 from $1.0 million for the six months ended September 30, 2013. The decrease in the cost of interest-bearing deposits was due to a $19.9 million, or 8.3%, decrease in the average balance of interest-bearing deposits from $240.1 million for the six months ended September 30, 2013 to $220.2 million for the six months ended September 30, 2014. Over the past year, the Bank has continued to allow higher costing certificates of deposit to run-off and focused on generating lower costing core deposits, including checking and money market accounts. The balance of certificates of deposit has decreased $15.5 million, or 8.8% from $176.4 million at September 30, 2013 to $160.9 million at September 30, 2014.

In addition to the decrease in the average balance of interest-bearing deposits, interest expense also decreased due to the average rate paid on those deposits decreasing 8 basis points to 0.78% for the six months ended September 30, 2014 compared to 0.86% for the same period a year ago.

Average Balances, Interest and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest revenue from average interest-earning assets, the dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing revenue or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using average daily balances. No tax-equivalent adjustments were made. Nonaccrual loans have been included in the table as loans carrying a zero yield.

	Six Months Ended September 30,
	(dollars in thousands)
	2014			2013
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Cash and cash equivalents	$23,888	$16	0.13%	$25,647	$20	0.16%
Investment securities (1)	26,481	291	2.20%	26,080	236	1.81%
Mortgage-backed securities	81,266	779	1.92%	90,515	789	1.74%
Loans receivable, net (2)	143,362	3,586	5.00%	158,928	4,239	5.33%

Total interest-earning assets	274,997	4,672	3.40%	301,170	5,284	3.51%
Noninterest-earning assets	22,930			22,967

Total assets	$297,927			$324,137

Liabilities and Shareholders’ Equity:
Certificates of deposit	$166,354	$836	1.01%	$185,986	$1,009	1.09%
Money Market	28,920	18	0.12%	28,815	17	0.12%
Statement savings	15,582	4	0.05%	15,301	4	0.05%
NOW accounts	9,316	1	0.02%	9,974	3	0.06%

Total interest-bearing deposits	220,172	859	0.78%	240,076	1,033	0.86%
Other interest-bearing liabilities	—	—	0.00%	—	—	0.00%

Total interest-bearing liabilities	220,172	859	0.78%	240,076	1,033	0.86%

Noninterest-bearing deposits	16,417			14,946
Other noninterest-bearing liabilities	2,003			2,523

Total liabilities	238,592			257,545
Total shareholders’ equity	59,335			66,592

Total liabilities and shareholders’ equity	$297,927			$324,137

Net interest income		$3,813			$4,251

Net interest rate spread (3)			2.62%			2.65%

Net interest-earning assets (4)	$54,825			$61,094

Net interest margin (5)			2.77%			2.82%

Average interest-earning assets to average interest-bearing liabilities	124.90%			125.45%

(1)	Includes U.S agency and treasury securities, municipal bonds and to a much lesser extent, FHLMC debt securities and Federal Home Loan Bank equity securities.
(2)	Loans on non-accrual status are included in average loans carrying a zero yield.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing libilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. We recorded a provision for loan loss of $470,000 for the six months ended September 30, 2014 compared to a provision for loan loss of $1.3 million for the six months ended September 30, 2013. The decrease in the provision for loan loss in the current quarter was due to a decrease in net charge-offs from $731,000 for the six months ended September 30, 2013 to $162,000 for the six months ended September 30, 2014, partially offset by an increase in provisions related to new commercial loan originations, particularly business lines of credit, and the required allowance for loan loss balance calculated in accordance with ASC 450.

The allowance for loan losses was $2.1 million, or 56.5% of non-performing loans at September 30, 2014 compared to $2.7 million, or 54.7% of non-performing loans at September 30, 2013. During the six months ended September 30, 2014, loan charge offs totaled $175,000 with recoveries of $13,000, compared to $772,000 in charge offs and $41,000 in recoveries during the six months ended September 30, 2013. During fiscal year 2015 we will continue our emphasis in growing commercial real estate and commercial business loans, which are generally considered to bear higher risk than one-to four-family mortgage loans and could contribute to higher provisions going forward.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Six Months Ended
	September 30,
	2014	2013
	(dollars in thousands)
Allowance for loan losses at beginning of period	$1,786	$2,071
Charge-offs:
Real estate loans:
One-to four-family	105	64
Commercial	—	—
Commercial construction	—	—
Commercial	—	708
Home equity	70	—
Consumer	—	—

Total charge-offs	175	772
Recoveries	13	41

Net charge-offs	162	731
Provision for loan losses	470	1,319

Allowance for loan losses at end of period	$2,094	$2,659

Allowance for loan losses to non-performing loans	56.56%	54.74%

Allowance for loan losses to total loans outstanding at the end of the period	1.40%	1.72%

Net charge-offs to average loans outstanding during the period (not annualized)	0.11%	0.45%

Noninterest Revenue. Noninterest revenue increased $108,000, or 21.2% to $621,000 for the six months ended September 30, 2014, compared to $512,000 for the six months ended September 30, 2013. The increase is attributable to a $188,000 gain realized on the sale of several securities compared to $96,000 in gains realized on security sales during the same period last year. Service charges increased $20,000, or 10.1% to $221,000 for the six months ended September 30, 2014 compared to $200,000 during the same period last year. The Bank continues to focus on growing our core deposits, particularly checking accounts, and has increased our fee structure to be more aligned with our market. In addition, gain on loans held for sale increased $5,000 for the six months ended September 30, 2014 compared to the same period in fiscal 2014. The increases were partially offset by a $13,000 decrease in income from bank-owned life insurance (BOLI) from $194,000 for the six months ended September 30, 2013 to $181,000 for the six months ended September 30, 2014. Income from BOLI decreased due to a decrease in interest rates earned on the cash surrender value of the policies.

Noninterest Expense. Noninterest expense increased slightly by $85,000, or 1.9%, to $4.5 million for the six months ended September 30, 2014 compared to $4.4 million for the six months ended September 30, 2013. The largest change in noninterest expense over these periods consisted of a $409,000 increase in salaries and benefits due to $204,000 in cost associated with equity awards granted under the 2013 Equity Incentive Plan established in February 2014, the hiring of new personnel and increased insurance premiums. The increase in salaries and benefits was offset by a $79,000 decrease in occupancy expense, an $82,000 decrease in legal services, a $65,000 decrease in other professional services, a $41,000 decrease in other foreclosed real estate expense, and a $54,000 decrease in advertising. The decrease in legal services and other professional services compared to the same period a year ago are due to the reduction in problem assets and the costs incurred last year with becoming a public company for the first time. In addition, over the first half of fiscal 2015 management diligently looked for ways to cut costs and improve efficiency going forward. That is why most of the other noninterest expenses decreased in the first half of fiscal 2015 compared to the same period in fiscal 2014.

Income tax Expense. We recorded a $253,000 income tax benefit for the six months ended September 30, 2014 after a net loss before income taxes of $504,000, compared to a tax benefit of $455,000 for the six months ended September 30, 2013 after a net loss before income taxes of $938,000. The effective income tax rate was a negative 50.2% for the six months ended September 30, 2014 and 48.5% for the six months ended September 30, 2013. The reason the effective tax rate in both periods was negative is a result of the net loss before income taxes, as well as the impact from tax-exempt revenue.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending, and investing activities during any given period. At September 30, 2014, cash and cash equivalents totaled $19.9 million and securities classified as available-for-sale amounted to $103.4 million. At September 30, 2014, the Bank had the ability to borrow a total of approximately $57.1 million or 20% of total assets from the Federal Home Loan Bank of Atlanta. The Bank also has two lines of credit totaling $6.0 million with one large financial institution. At September 30, 2014, we had no Federal Home Loan Bank advances outstanding or borrowings on the lines of credit.

Certificates of deposit due within one year of September 30, 2014 totaled $108.9 million, or 67.7% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods due to the current low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit due on or before September 30, 2015. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. At September 30, 2014, we had $28.1 million in commitments to extend credit outstanding.

We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2014, the Bank exceeded all of its regulatory capital requirements and was considered “well capitalized” under regulatory guidelines.

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Part II – Other Information

Item 1.	Legal Proceedings

The Bank and Company are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 27, 2014. As of September 30, 2014, the risk factors of the Company have not changed materially from those disclosed in the annual report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of September 30, 2014 (unaudited) and March 31, 2014; (ii) the Consolidated Statements of Operations for the three and six months ended September 30, 2014 and 2013 (unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2014 and 2013 (unaudited); (iv) the Consolidated Statements of Equity for the six months ended September 30, 2014 and 2013 (unaudited); (v) the Consolidated Statement of Cash Flows for the six months ended September 30, 2014 and 2013 (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

*	This information is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically incorporated therein.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAMILTON BANCORP, INC.

Date: November 14, 2014	/s/ Robert A. DeAlmeida
Robert A. DeAlmeida
President and Chief Executive Officer

Date: November 14, 2014	/s/ John P. Marzullo
John P. Marzullo
Senior Vice President, Chief Financial Officer and Treasurer