Form 10-Q
period 2014-12-31
Hamilton Bancorp, Inc.
filed 2015-02-13
CIK 1551739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

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

YES  ☐    NO  ☒

3,417,713 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of February 13, 2015.

Hamilton Bancorp, Inc. and Subsidiaries

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

December 31, 2014 and March 31, 2014

	December 31, 2014	March 31, 2014
	(Unaudited)	(Audited)
Assets
Assets
Cash and due from banks	$3,425,071	$3,471,505
Federal funds sold and Federal Home Loan Bank deposit	1,081,976	10,312,341
Interest-bearing deposits in other banks	5,766,951	19,289,464

Cash and cash equivalents	10,273,998	33,073,310
Investment securities available for sale	99,025,910	103,553,274
Federal Home Loan Bank stock, at cost	396,500	266,000
Loans held for sale	255,066	—
Loans, less allowance for loan losses of $1,964,170 and $1,785,973	156,683,786	142,913,591
Premises and equipment	2,009,287	2,101,587
Foreclosed real estate	676,580	664,020
Accrued interest receivable	766,058	789,800
Bank-owned life insurance	12,273,393	12,002,078
Deferred income taxes	2,150,825	2,360,726
Income taxes refundable	—	659,859
Goodwill and other intangible assets	2,810,015	2,835,765
Other assets	1,333,770	1,549,057

Total Assets	$288,655,188	$302,769,067

Liabilities and Shareholders’ Equity

Liabilities
Noninterest-bearing deposits	$13,250,044	$15,327,161
Interest-bearing deposits	210,590,918	223,493,010

Total deposits	223,840,962	238,820,171
Borrowings	3,000,000	—
Advances by borrowers for taxes and insurance	266,123	669,797
Other liabilities	1,143,462	1,508,831

Total liabilities	228,250,547	240,998,799

Commitments and contingencies	—	—

Shareholders’ Equity
Common stock, $.01 par value, 100,000,000 shares authorized. Issued: 3,413,095 shares at December 31, 2014 and 3,595,100 shares at March 31, 2014	34,131	35,951
Additional paid in capital	30,748,581	32,910,362
Retained earnings	32,893,179	33,066,380
Unearned ESOP shares	(2,518,040)	(2,666,160)
Accumulated other comprehensive income	(753,210)	(1,576,265)

Total shareholders’ equity	60,404,641	61,770,268

Total Liabilities and Shareholders’ Equity	$288,655,188	$302,769,067

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

Three and Nine Months Ended December 31, 2014 and 2013

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Interest revenue
Loans, including fees	$1,829,590	$1,949,385	$5,415,554	$6,188,807
U.S. treasuries and government agencies	102,070	111,360	318,376	341,721
Municipal and corporate bonds	36,346	12,297	105,183	12,297
Mortgage-backed securities	358,987	420,717	1,137,231	1,209,410
Federal funds sold and other bank deposits	8,213	11,694	30,638	36,954

Total interest revenue	2,335,206	2,505,453	7,006,982	7,789,189
Interest expense
Deposits	414,117	450,753	1,273,106	1,484,243
Borrowed funds	410	—	410	—

Total interest expense	414,527	450,753	1,273,516	1,484,243

Net interest income	1,920,679	2,054,700	5,733,466	6,304,946
Provision for loan losses	(125,000)	180,000	345,000	1,498,557

Net interest income after provision for loan losses	2,045,679	1,874,700	5,388,466	4,806,389

Noninterest revenue
Service charges	110,212	103,889	330,797	304,253
Gain (loss) on sale of investment securities	42,471	(3,380)	230,645	92,136
Gain on sale of loans held for sale	2,979	4,658	27,716	24,639
Gain (loss) on sale of property and equipment	—	82,518	(1,832)	82,518
Earnings on bank-owned life insurance	89,929	96,292	271,315	290,232
Other	1,631	1,875	9,299	4,363

Total noninterest revenue	247,222	285,852	867,940	798,141

Noninterest expenses
Salaries	910,278	837,596	2,720,701	2,463,620
Employee benefits	362,186	282,878	1,195,918	892,233
Occupancy	188,418	211,112	595,261	696,632
Advertising	37,758	59,448	102,050	178,003
Furniture and equipment	59,269	65,023	175,646	220,379
Data processing	137,435	161,881	413,354	447,516
Legal services	44,012	116,325	153,551	307,435
Other professional services	100,452	143,000	254,560	362,254
Deposit insurance premiums	57,506	64,139	175,600	188,525
Foreclosed real estate expense and losses	—	165,581	(4,964)	206,177
Other operating	297,122	333,217	879,897	859,459

Total noninterest expense	2,194,436	2,440,200	6,661,574	6,822,233

Income (loss) before income taxes	98,465	(279,648)	(405,168)	(1,217,703)
Income tax expense (benefit)	20,622	(133,100)	(231,967)	(588,443)

Net income (loss)	$77,843	$(146,548)	$(173,201)	$(629,260)

Earnings (loss) per common share - basic and diluted	$0.02	$(0.04)	$(0.05)	$(0.19)

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

Three and Nine Months Ended December 31, 2014 and 2013

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net income (loss)	$77,843	$(146,548)	$(173,201)	$(629,260)

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	1,643,661	(1,103,722)	1,589,832	(4,051,554)
Reclassification adjustment for realized (gain) loss on investment securities available for sale included in net income	(42,471)	3,380	(230,645)	(92,136)

Total unrealized gain (loss) on investment securities available for sale	1,601,190	(1,100,342)	1,359,187	(4,143,690)
Income tax expense (benefit) relating to investment securities available for sale	631,589	(415,655)	536,132	(1,564,099)

Other comprehensive income (loss)	969,601	(684,687)	823,055	(2,579,591)

Total comprehensive income (loss)	$1,047,444	$(831,235)	$649,854	$(3,208,851)

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Nine Months Ended December 31, 2014 and 2013

	Common stock	Additional paid-in capital	Retained earnings	Unearned ESOP shares	Accumulated other comprehensive income	Total shareholders’ equity
Balance March 31, 2013	$37,030	$35,554,350	$34,261,764	$(2,814,280)	$396,747	$67,435,611
Net loss	—	—	(629,260)	—	—	(629,260)
Unrealized loss on available for sale securities, net of tax effect of $(1,564,099)	—	—	—	—	(2,579,591)	(2,579,591)
Repurchase of common stock	(1,851)	(2,751,329)	—	—	—	(2,753,180)

Balance December 31, 2013	$35,179	$32,803,021	$33,632,504	$(2,814,280)	$(2,182,844)	$61,473,580

Balance March 31, 2014	$35,951	$32,910,362	$33,066,380	$(2,666,160)	$(1,576,265)	$61,770,268
Net loss	—	—	(173,201)	—	—	(173,201)
Unrealized gain on available for sale securities, net of tax effect of $ 536,132	—	—	—	—	823,055	823,055
Repurchase of common stock	(1,798)	(2,500,392)	—	—	—	(2,502,190)
Stock based compensation—restricted stock	(22)	154,797	—	—	—	154,775
Stock based compensation—stock options	—	156,907	—	—	—	156,907
ESOP shares allocated for release	—	26,907	—	148,120	—	175,027

Balance December 31, 2014	$34,131	$30,748,581	$32,893,179	$(2,518,040)	$(753,210)	$60,404,641

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended December 31, 2014 and 2013

	Nine Months Ended
	December 31,
	2014	2013
Cash flows from operating activities
Interest received	$7,363,035	$8,325,942
Fees and commissions received	338,265	462,989
Interest paid	(1,273,465)	(1,495,133)
Cash paid to suppliers and employees	(6,105,927)	(8,681,143)
Origination of loans held for sale	(2,070,500)	(2,409,900)
Proceeds from sale of loans held for sale	1,843,150	2,631,282
Income tax refund received	565,595	1,309,931

Net cash provided by operating activities	660,153	143,968

Cash flows from investing activities
Proceeds from sale of securities available for sale	9,805,005	5,976,673
Proceeds from maturing and called securities available for sale, including principal pay downs	19,212,112	17,143,276
Purchase of investment securities available for sale	(23,242,712)	(22,718,686)
Purchase of Federal Home Loan Bank stock	(130,500)	(4,500)
Loans made, net of principal repayments	(14,117,276)	7,282,487
Purchase of premises and equipment	(101,021)	(34,295)
Proceeds from sale of foreclosed real estate	—	601,250
Proceeds from sale of premises and equipment	—	226,400

Net cash provided (used) by investing activities	(8,574,392)	8,472,605

Cash flows from financing activities
Net increase (decrease) in
Deposits	(14,979,209)	(22,984,288)
Advances by borrowers for taxes and insurance	(403,674)	(503,102)
Borrowings	3,000,000	—
Repurchase of common stock	(2,502,190)	(2,753,180)

Net cash used by financing activities	(14,885,073)	(26,240,570)

Net decrease in cash and cash equivalents	(22,799,312)	(17,623,997)

Cash and cash equivalents at beginning of period	33,073,310	33,968,744

Cash and cash equivalents at end of period	$10,273,998	$16,344,747

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

	Nine Months Ended
	December 31,
	2014	2013
Reconciliation of net loss to net cash provided (used) by operating activities
Net loss	$(173,201)	$(629,260)
Adjustments to reconcile net loss to net cash provided by operating activities
Amortization of premiums on securities	342,791	486,778
Gain on sale of investment securities	(230,645)	(92,136)
Loss on sale of foreclosed real estate	—	154,409
Loan premium amortization	—	15,334
Deposit premium amortization	—	(10,000)
Core deposit intangible asset amortization	25,750	32,250
Premises and equipment depreciation and amortization	191,489	247,088
Loss (gain) on disposal of premises and equipment	1,832	(82,518)
Stock based compensation	311,682	—
Provision for loan losses	345,000	1,498,557
ESOP shares allocated for release	175,027	—
Decrease (increase) in
Accrued interest receivable	23,742	44,186
Loans held for sale	(255,066)	196,743
Cash surrender value of life insurance	(271,315)	(290,232)
Income taxes refundable and deferred income taxes	333,628	721,489
Other assets	215,287	(106,714)
Increase (decrease) in
Accrued interest payable	52	(890)
Deferred loan origination fees	(10,479)	(9,546)
Other liabilities	(365,421)	(2,031,570)

Net cash provided by operating activities	$660,153	$143,968

Noncash investing activity
Real estate acquired through foreclosure	$12,560	$1,003,314

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2014

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation

Hamilton Bancorp, Inc. (the “Company”) was incorporated on June 7, 2012 to serve as the stock holding company for Hamilton Bank (the “Bank”), a federally chartered savings bank. On October 10, 2012, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a mutual savings bank to a stock savings bank and became the wholly owned subsidiary of the Company. In connection with the conversion, the Company sold 3,703,000 shares of common stock at a price of $10.00 per share, through which the Company received proceeds of approximately $35,580,000, net of offering expenses of approximately $1,450,000. In connection with the conversion, the Bank’s Board of Directors adopted an employee stock ownership plan (the “ESOP”) which subscribed for 8.0% of shares sold in the offering, or 296,240 common shares. The purchase of shares by the ESOP was funded by a loan from the Company. All material intercompany accounts and transactions have been eliminated in consolidation.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. We derived the balances as of March 31, 2014 from audited financial statements. Operating results for the nine months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015, or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014. Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation.

Summary of Significant Accounting Policies

The accounting and reporting policies of Hamilton Bancorp, Inc. and Subsidiary (“Hamilton”) conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general practices in the banking industry. The more significant policies follow:

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

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

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, deferred income tax valuation allowances, the fair value of investment securities and other than temporary impairment of investment securities.

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

Management considers a number of factors in estimating the required level of the allowance. These factors include: historical loss experience in the loan portfolios; the levels and trends in past-due and nonaccrual loans; the status of nonaccrual loans and other loans identified as having the potential for further deterioration; credit risk and industry concentrations; trends in loan volume; the effects of any changes in lending policies and procedures or underwriting standards; and a continuing evaluation of the economic environment. Management has modified the analysis in fiscal 2015 to specifically reflect recent changes in the loan portfolio, the commercial lending staff, and our internal credit administration procedures.

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

Subsequent Events. Management has evaluated events and transactions subsequent to December 31, 2014 through the date these financial statements were available to be issued. The Bank will be closing its Towson branch in Baltimore County on May 1, 2015. Subsequently, on May 4, 2015 our administrative office, also located in Towson, will become a full service branch. Management felt it made sense to close the Towson branch due to its close proximity to the administrative office of the Bank. Closing the branch will assist in cost savings and is not expected to compromise the convenience or service to our customers in this area. The Bank owns both the land and building associated with the branch and will be listing the property for sale. The property is expected to be sold at a gain based upon the current book value of the property. There were no other significant subsequent events identified that would affect the presentation of the financial statements.

Note 2: New Accounting Pronouncements

Recent Accounting Pronouncements

ASU 2013-12, Definition of a Public Business Entity—An Addition to the Master Glossary. ASU 2013-12 amends the Master Glossary of the FASB Accounting Standards Codification to include one definition of public business entity for future use in U.S. GAAP and identifies the types of business entities that are excluded from the scope of the Private Company Decision-Making Framework: A Guide for Evaluating Financial Accounting and Reporting for Private Companies. ASU 2013-12 did not have a significant impact on our financial statements.

ASU No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). The guidance clarifies when an “in substance repossession or foreclosure” occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, such that all or a portion of the loan should be derecognized and the real estate property

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

recognized. ASU 2014-04 states that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments of ASU 2014-04 also require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. ASU 2014-04 became effective for interim and annual periods beginning after December 15, 2014, and did not have a significant impact on our financial statements.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective on January 1, 2017 and is not expected to have a significant impact on our financial statements.

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

ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Guidance in Topic 718 as it relates to awards with performance conditions that affect vesting should be applied to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendment of ASU 2014-12 became effective for interim and annual periods beginning after December 15, 2014, and is not expected to have a significant impact on our financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 3: Earnings per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. The weighted average shares excludes unallocated ESOP shares. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Both the basic and diluted earnings per share for the three and nine months ended December 31, 2014 is summarized below:

	Three months ended December 31, 2014	Three months ended December 31, 2013	Nine months ended December 31, 2014	Nine months ended December 31, 2013
Net income (loss)	$77,843	$(146,548)	$(173,201)	$(629,260)
Average common shares outstanding	3,146,640	3,335,196	3,185,558	3,392,675
Income (loss) per common share—basic and diluted	$0.02	$(0.04)	$(0.05)	$(0.19)

During the three and nine months ended December 31, 2014, none of the common stock equivalents were dilutive due to the average fair value of our common stock being lower than the exercise price of outstanding stock options during both periods. There were no common stock equivalents, such as stock options, outstanding during the three and nine months ended December 31, 2013.

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

The activity in goodwill and acquired intangible assets related to the branch purchase is as follows:

	Goodwill	Core deposit intangible
Balance March 31, 2014	$2,664,432	$171,333
Amortization	—	(25,750)

Balance December 31, 2014	$2,664,432	$145,583

	Goodwill	Core deposit intangible
Balance March 31, 2013	$2,664,432	$212,333
Amortization	—	(32,250)

Balance December 31, 2013	$2,664,432	$180,083

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

At December 31, 2014, future expected annual amortization associated with the core deposit intangible is as follows:

Year ending December 31,	Amount
2015	$28,917
2016	28,000
2017	28,000
2018	28,000
2019	28,000
2020	4,666

$145,583

Note 5: Investment Securities Available for Sale

The amortized cost and fair value of securities at December 31, 2014 and March 31, 2014, are summarized as follows:

December 31, 2014	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasuries and government agencies	$19,941,766	$15,410	$497,630	$19,459,546
Municipal and corporate bonds	4,154,308	172,652	30,734	4,296,226
Mortgage-backed securities	76,173,681	227,449	1,130,992	75,270,138

	$100,269,755	$415,511	$1,659,356	$99,025,910

March 31, 2014	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government agencies	$24,539,483	$20,505	$1,146,883	$23,413,105
Municipal bonds	3,241,992	95,568	—	3,337,560
Mortgage-backed securities	78,368,150	367,505	1,960,066	76,775,589

	106,149,625	483,578	3,106,949	103,526,254
FHLMC stock	6,681	20,339	—	27,020

	$106,156,306	$503,917	$3,106,949	$103,553,274

Proceeds from sales of investment securities were $4,486,919 and $2,368,525 during the three months ended December 31, 2014 and 2013, respectively, with gains of $53,047 and losses of $10,576 for the three months ended December 31, 2014 and gains of $20,877 and losses of $24,257 for the three months ended December 31, 2013.

Proceeds from sales of investment securities were $9,805,005 and $5,976,673 during the nine months ended December 31, 2014 and 2013, respectively, with gains of $241,221 and losses of $10,576 for the nine months ended December 31, 2014 and gains of $116,393 and losses of $24,257 for the nine months ended December 31, 2013.

As of December 31, 2014 and March 31, 2014, all mortgage-backed securities are backed by U.S. Government- Sponsored Enterprises (GSE’s).

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014 and March 31, 2014, the Company had pledged one security to the Federal Reserve Bank with a book value of $2,000,000 for both periods and a fair value of $1,916,362 and $1,845,068, respectively.

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2014 and March 31, 2014 follow. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available for Sale
	December 31, 2014		March 31, 2014
	Amortized cost	Fair value	Amortized cost	Fair value
Maturing
Within one year	$1,014,145	$1,019,208	$1,017,006	$1,032,051
Over one to five years	1,927,621	1,937,968	4,522,476	4,527,248
Over five to ten years	19,000,000	18,471,636	17,000,000	15,904,931
Over ten years	2,154,308	2,326,960	5,241,993	5,286,435
Mortgage-backed, in monthly installments	76,173,681	75,270,138	78,368,150	76,775,589

	$100,269,755	$99,025,910	$106,149,625	$103,526,254

The following table presents the Company’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position at December 31, 2014 and March 31, 2014.

	Less than 12 months		12 months or longer		Total
December 31, 2014	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
U.S. treasuries and government agencies	$—	$—	$497,630	$16,502,370	$497,630	$16,502,370
Municipal and corporate bonds	30,734	1,969,266	—	—	30,734	1,969,266
Mortgage-backed securities	241,182	18,754,646	889,810	36,898,191	1,130,992	55,652,837

	$271,916	$20,723,912	$1,387,440	$53,400,561	$1,659,356	$74,124,473

	Less than 12 months		12 months or longer		Total
March 31, 2014	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
U.S. government agencies	$995,320	$17,004,680	$151,563	$2,848,437	$1,146,883	$19,853,117
Municipal bonds	—	—	—	—	—	—
Mortgage-backed securities	1,712,098	48,609,006	247,968	7,216,678	1,960,066	55,825,684

	$2,707,418	$65,613,686	$399,531	$10,065,115	$3,106,949	$75,678,801

The gross unrealized losses on debt securities are not considered by management to be other-than-temporary impairments. Management has the intent and ability to hold these securities until recovery of their value. In most cases, temporary impairment is caused by market interest rate fluctuations.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 6: Loans Receivable and Allowance for Loan Losses

Loans receivable, excluding loans held for sale, consist of the following at December 31, 2014 and March 31, 2014:

	December 31, 2014		March 31, 2014
	Amount	% of Total	Amount	% of Total
Real estate loans:
One-to four-family:
Residential	$51,961,721	33%	$57,673,450	40%
Residential construction	2,441,103	2%	473,271	0%
Investor (1)	13,200,667	8%	14,000,119	10%
Commercial	56,755,428	36%	41,406,424	29%
Commercial construction	1,782,813	1%	2,794,793	2%

	126,141,732	79%	116,348,057	80%
Commercial	19,375,206	12%	15,656,599	11%
Home equity loans	12,069,646	8%	11,660,531	8%
Consumer	1,170,523	1%	1,154,007	1%

Total Loans	158,757,107	100%	144,819,194	100%

Net deferred loan origination fees and costs	(109,151)		(119,630)
Allowance for loan losses	(1,964,170)		(1,785,973)

	$156,683,786		$142,913,591

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

A substantial portion of the Bank’s loan portfolio is real estate loans secured by residential and commercial real estate properties located in the Baltimore metropolitan area. Loans are extended only after evaluation of a customer’s creditworthiness and other relevant factors on a case-by-case basis. The Bank generally does not lend more than 90% of the appraised value of a property and requires private mortgage insurance on residential mortgages with loan-to-value ratios in excess of 80%. In addition, the Bank generally obtains personal guarantees of repayment from borrowers and/or others for construction loans and disburses the proceeds of those and similar loans only as work progresses on the related projects.

The following tables set forth for the nine months ended December 31, 2014 and 2013 and for the year ended March 31, 2014, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

						Allowance		Loan Balance
Nine months ended: December 31, 2014	Allowance 3/31/2014	Provision for loan losses	Charge offs	Recoveries	Allowance 12/31/2014	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
One-to four-family	$528,362	$(16,365)	$105,498	$1,342	$407,841	$141,981	$265,860	$2,031,308	$65,572,183
Commercial	575,881	(5,558)	—	—	570,323	—	570,323	3,358,454	53,396,974
Commercial Construction	60,361	(49,828)	—	—	10,533	—	10,533	1,417,067	365,746
Commercial	590,975	265,762	—	35,501	892,238	587	891,651	2,656,233	16,718,973
Home equity loans	27,181	153,070	100,693	2,505	82,063	—	82,063	17,556	12,052,090
Consumer	3,213	(2,081)	—	40	1,172	—	1,172	4,121	1,166,402

	$1,785,973	$345,000	$206,191	$39,388	$1,964,170	$142,568	$1,821,602	$9,484,739	$149,272,368

						Allowance		Loan Balance
Nine months ended: December 31, 2013	Allowance 3/31/2013	Provision for loan losses	Charge offs	Recoveries	Allowance 12/31/2013	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
One-to four-family	$372,390	$307,778	$192,084	$24,280	$512,364	$63,642	$448,722	$1,867,124	$71,559,627
Commercial	613,047	109,838	—	—	722,885	—	722,885	4,509,347	38,374,950
Commercial Construction	417,311	(68,729)	—	—	348,582	260,293	88,289	2,552,293	2,039,000
Commercial	635,840	1,136,854	883,732	40,850	929,812	—	929,812	5,072,234	12,816,977
Home equity loans	31,484	10,607	11,385	—	30,706	—	30,706	224,256	11,823,103
Consumer	1,152	2,209	—	469	3,830	—	3,830	—	1,125,516

	$2,071,224	$1,498,557	$1,087,201	$65,599	$2,548,179	$323,935	$2,224,244	$14,225,254	$137,739,173

						Allowance		Loan Balance
Year ended March 31, 2014	Allowance 3/31/2013	Provision for loan losses	Charge offs	Recoveries	Allowance 3/31/2014	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
One-to four-family	$372,390	$337,416	$205,809	$24,365	$528,362	$168,487	$359,875	$1,913,630	$70,233,210
Commercial	613,047	(84,100)	—	46,934	575,881	—	575,881	3,363,584	38,042,840
Commercial Construction	417,311	643,050	1,000,000	—	60,361	—	60,361	1,552,293	1,242,500
Commercial	635,840	968,537	1,058,733	45,331	590,975	259	590,716	3,953,618	11,702,981
Home equity loans	31,484	7,082	11,385	—	27,181	—	27,181	204,209	11,456,322
Consumer	1,152	1,572	—	489	3,213	—	3,213	—	1,154,007

	$2,071,224	$1,873,557	$2,275,927	$117,119	$1,785,973	$168,746	$1,617,227	$10,987,334	$133,831,860

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Past due loans, segregated by age and class of loans, as of and for the nine months ended December 31, 2014 and as of and for the year ended March 31, 2014, were as follows:

December 31, 2014	Loans 30- 59 days past due	Loans 60-89 days past due	Loans 90 or more days past due	Total past due loans	Current loans	Total loans	Accruing loans 90 or more days past due	Nonaccrual loans	Nonaccrual interest not accrued
Real estate loans:
One-to four-family	$143,077	$108,456	$546,990	$798,523	$66,804,968	$67,603,491	$—	$548,137	$25,988
Commercial	—	—	—	—	56,755,428	56,755,428	—	—	—
Commercial Construction	—	1,417,067	—	1,417,067	365,746	1,782,813	—	1,417,067	11,975
Commercial	—	589,169	723,459	1,312,628	18,062,578	19,375,206	—	723,459	113,422
Home equity loans	46,235	—	17,556	63,791	12,005,855	12,069,646	—	17,556	1,269
Consumer	1,249	1,607	4,121	6,977	1,163,546	1,170,523	—	4,121	152

	$190,561	$2,116,299	$1,292,126	$3,598,986	$155,158,121	$158,757,107	$—	$2,710,340	$152,806

March 31, 2014	Loans 30- 59 days past due	Loans 60-89 days past due	Loans 90 or more days past due	Total past due loans	Current loans	Total loans	Accruing loans 90 or more days past due	Nonaccrual loans	Nonaccrual interest not accrued
Real estate loans:
One-to four-family	$253,465	$—	$442,355	$695,820	$71,451,020	$72,146,840	$—	$442,355	$29,409
Commercial	—	—	301,295	301,295	41,105,129	41,406,424	301,295	—	—
Commercial Construction	—	1,242,500	—	1,242,500	1,552,293	2,794,793	—	1,552,293	—
Commercial	439,603	2,172,968	1,801,746	4,414,317	11,242,282	15,656,599	500,000	2,040,864	71,850
Home equity loans	—	—	204,209	204,209	11,456,322	11,660,531	—	204,209	9,697
Consumer	7,629	—	—	7,629	1,146,378	1,154,007	—	—	—

	$700,697	$3,415,468	$2,749,605	$6,865,770	$137,953,424	$144,819,194	$801,295	$4,239,721	$110,956

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Impaired Loans as of and for the nine months ended December 31, 2014 and as of and for the year ended March 31, 2014 were as follows:

December 31, 2014	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance	Average recorded investment	Interest recognized
Real estate loans:
One-to four-family	$2,127,092	$581,108	$1,450,200	$2,031,308	$141,981	$2,070,420	$52,270
Commercial	3,433,676	3,358,454	—	3,358,454	—	3,360,201	115,250
Commercial Construction	2,549,027	1,417,067	—	1,417,067	—	1,904,908	—
Commercial	3,375,267	2,606,383	49,850	2,656,233	587	2,809,979	53,708
Home equity loans	68,811	17,556	—	17,556	—	48,905	112
Consumer	4,121	4,121	—	4,121	—	3,983	167

	$11,557,994	$7,984,689	$1,500,050	$9,484,739	$142,568	$10,198,396	$221,507

March 31, 2014	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance	Average recorded investment	Interest recognized
Real estate loans:
One-to four-family	$2,103,937	$442,355	$1,471,275	$1,913,630	$168,487	$2,015,371	$85,927
Commercial	5,212,253	3,363,584	—	3,363,584	—	3,381,166	278,249
Commercial Construction	2,552,293	1,552,293	—	1,552,293	—	2,546,048	174,501
Commercial	5,405,706	3,886,889	66,729	3,953,618	259	4,664,305	319,389
Home equity loans	215,594	204,209	—	204,209	—	153,943	8,315
Consumer	—	—	—	—	—	—	—

	$15,489,783	$9,449,330	$1,538,004	$10,987,334	$168,746	$12,760,833	$866,381

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

HAMILTON BANCORP, INC. AND SUBSIDIARY

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

The following tables present the December 31, 2014 and March 31, 2014, balances of classified loans based on the risk grade. Classified loans include Special Mention, Substandard, and Doubtful loans. The Bank had no loans classified as Doubtful or Loss as of December 31, 2014 or March 31, 2014.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

December 31, 2014	Pass	Special mention	Substandard	Total
Real estate loans:
One-to four-family	$65,314,039	$1,634,005	$655,447	$67,603,491
Commercial	50,432,978	2,963,996	3,358,454	56,755,428
Commercial Construction	365,746	—	1,417,067	1,782,813
Commercial	14,151,606	3,182,242	2,041,358	19,375,206
Home equity loans	12,005,039	47,051	17,556	12,069,646
Consumer	1,164,795	1,607	4,121	1,170,523

	$143,434,203	$7,828,901	$7,494,003	$158,757,107

Percentage of total classified loans	90.4%	4.9%	4.7%	100%

March 31, 2014	Pass	Special mention	Substandard	Total
Real estate loans:
One-to four-family	$69,979,745	$1,724,740	$442,355	$72,146,840
Commercial	35,187,711	2,855,129	3,363,584	41,406,424
Commercial Construction	1,242,500	—	1,552,293	2,794,793
Commercial	8,462,441	3,240,542	3,953,616	15,656,599
Home equity loans	11,456,322	—	204,209	11,660,531
Consumer	1,154,007	—	—	1,154,007

	$127,482,726	$7,820,411	$9,516,057	$144,819,194

Percentage of total classified loans	88.0%	5.4%	6.6%	100%

HAMILTON BANCORP, INC. AND SUBSIDIARY

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

A summary of TDRs at December 31, 2014 and March 31, 2014 follows:

December 31, 2014	Number of contracts	Performing	Nonperforming	Total
Real estate loans:
One-to four-family	5	$1,375,862	$74,351	$1,450,213
Commercial	2	3,358,454	—	3,358,454
Commercial Construction	—	—	—	—
Commercial	3	664,725	10,533	675,258
Home equity loans	—	—	—	—
Consumer	—	—	—	—

	10	$5,399,041	$84,884	$5,483,925

March 31, 2014	Number of contracts	Performing	Nonperforming	Total
Real estate loans:
One-to four-family	5	$1,471,275	$6,259	$1,477,534
Commercial	—	—	—	—
Commercial Construction	—	—	—	—
Commercial	3	66,729	870,489	937,218
Home equity loans	—	—	—	—
Consumer	—	—	—	—

	8	$1,538,004	$876,748	$2,414,752

The following table presents the number of contracts and the dollar amount of TDR’s that were added during the nine month period ended December 31, 2014. The amount shown reflects the outstanding loan balance at the time of the modification.

Nine months ended December 31, 2014	Number of contracts	Outstanding recorded investment
Real estate loans:
One-to four-family	—	$—
Commercial	2	3,358,454
Commercial Construction	—	—
Commercial	—	—
Home equity loans	—	—
Consumer	—	—

	2	$3,358,454

HAMILTON BANCORP, INC. AND SUBSIDIARY

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

The Bank had the following outstanding commitments and unused lines of credit as of December 31, 2014 and March 31, 2014:

	December 31, 2014	March 31, 2014
Unused commercial lines of credit	$7,158,058	$2,614,410
Unused home equity lines of credit	16,746,245	17,414,411
Unused consumer lines of credit	31,390	59,029
Residential construction loan commitments	3,255,594	976,829
Commercial construction loan commitments	789,254	47,021
Home equity loan commitments	—	142,200
Commercial loan commitments	1,766,600	2,589,249
Standby letter of credit	50,000	—

Note 7: Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively:

	December 31, 2014		March 31, 2014
	Amount	% of Total	Amount	% of Total
Savings	$15,049,513	7%	$15,951,875	7%
Noninterest-bearing checking	13,250,044	6%	15,327,161	6%
Interest-bearing checking	11,323,282	5%	9,067,604	4%
Money market accounts	29,210,491	13%	28,382,326	12%
Time deposits	155,007,632	69%	170,091,205	71%

Total deposits	$223,840,962	100%	$238,820,171	100%

Note 8: Borrowings

The Bank may borrow up to 20 percent of its assets under a line of credit agreement with the Federal Home Loan Bank of Atlanta (the “FHLB”). Advances under the line of credit are secured by investments and certain loans owned by the Bank. As of December 31, 2014 and March 31, 2014, the Bank had $56.1 million and $58.1million, respectively, of available credit from the FHLB. Advances would be limited by the balance of investment securities and loans available for pledge.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

At December 31, 2014, there was $3,000,000 in overnight borrowings outstanding from the FHLB under their Daily Rate Credit Advance program. This program provides immediate access to overnight or short-term funding with a variable rate of interest that reflects the overnight funds market. That rate was 0.38% at December 31, 2014. There were no FHLB Borrowings at March 31, 2014.

Note 9: Regulatory Capital Ratios

The Office of the Comptroller of the Currency has adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. The capital ratios and minimum capital requirements of the Bank at December 31, 2014 and March 31, 2014 were as follows:

	Actual		Minimum capital requirement		To be well capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2014
Total risk-based capital (to risk-weighted assets)	$44,227	25.58%	$13,832	8.00%	$17,290	10.00%
Tier 1 capital (to risk-weighted assets)	42,235	24.43%	6,916	4.00%	10,374	6.00%
Tier 1 capital (to adjusted total assets)	42,235	15.27%	11,060	4.00%	13,825	5.00%

	Actual		Minimum capital requirement		To be well capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2014
Total risk-based capital (to risk-weighted assets)	$45,800	28.38%	$12,908	8.00%	$16,135	10.00%
Tier 1 capital (to risk-weighted assets)	44,014	27.28%	6,454	4.00%	9,681	6.00%
Tier 1 capital (to adjusted total assets)	44,014	15.10%	11,660	4.00%	14,575	5.00%

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

In its regulatory report filed as of December 31, 2014, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. Management is not aware of any events that would have caused this classification to change. Management has no plans that should change the classification of the capital adequacy.

The Company’s primary regulator, the Federal Reserve, has published final rules establishing a new comprehensive capital framework for U.S. Banking organizations which became effective on January 1, 2015, subject to a phase-in period (the Basel III Capital Rules). Under the revised prompt corrective action requirements, as of January 1, 2015, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (3) a total risk-based capital ratio of 10% (unchanged from current rules) and (4) a Tier 1 leverage ratio of 5% (unchanged from the current rules). Management believes that, as of December 31, 2014, the Company and Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 10: Stock Based Compensation

In November 2013, the Company’s shareholders approved a new Equity Incentive Plan (the “2013 Equity Incentive Plan’’). The 2013 Equity Incentive Plan allows for up to 148,120 shares to be issued to employees, executive officers or Directors in the form of restricted stock, and up to 370,300 shares to be issued to employees, executive officers or Directors in the form of stock options. At December 31, 2014, there were 75,000 restricted stock awards issued and outstanding and 219,650 stock option awards granted under the 2013 Equity Incentive Plan.

Stock Options:

Under the above plan, the exercise price for stock options is the market price at date of grant. The maximum option term is ten years and the options granted shall vest in five equal annual installments of 20% with the first installment becoming exercisable on the first anniversary of the date of grant, or February 3, 2015, and succeeding installments on each anniversary thereafter, through February 3, 2019. The Company plans to issue new shares to satisfy share option exercises. Total compensation cost that has been charged to employee benefit expense for the stock option plan was $55,709 and $156,907 for the three and nine months ended December 31, 2014, respectively. There was no cost recorded during the three and nine months ended December 31, 2013 because the 2013 Equity Incentive Plan was not established until February 2014.

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

The fair value of options granted during the fiscal year ended March 31, 2014 was determined using the following weighted-average assumptions as of grant date.

2014
Risk free interest rate	2.07%
Expected term	7.0 years
Expected stock price volatility	27.30%
Dividend yield	0.00%

The fair value of the options granted at grant date was $4.65.

A summary of stock option activity for the nine months ended December 31, 2014 is as follows:

December 31, 2014:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at beginning of period	225,150	$13.85	9.8 years
Granted	—	—	—
Exercised	—	—	—
Forfeited, exchanged or expired	(5,500)	—	—

Outstanding at end of period	219,650	$13.85	9.1 years

Vested at end of period	—	$13.85	9.1 years

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2014 there was $854,272 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 4.08 years. As of December 31, 2014, the outstanding stock options have no intrinsic value because the stock price at December 31, 2014 was less than the weighted average exercise price.

Restricted Stock:

The specific terms of each restricted stock award are determined by the Compensation Committee at the date of the grant. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The fair value of the stock was determined using the total number of restricted stock awards granted multiplied by the fair market value of a share of Company stock at the grant date which was $13.85. Restricted stock awards granted shall vest in five equal annual installments of 20% with the first installment becoming vested on the first anniversary of the date of grant, or February 3, 2015, and succeeding installments on each anniversary thereafter, through February 3, 2019.

A summary of changes in the Company’s nonvested shares for the nine months ended December 31, 2014 is as follows:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at April 1, 2014	77,250	$13.85
Granted	—	—
Vested	—	—
Forfeited	(2,250)	—

Nonvested at December 31, 2014	75,000	$13.85

The Company recorded restricted stock awards expense of $51,938 and $154,775 during the three and nine months ended December 31, 2014, respectively. There was no cost recorded during the three and nine months ended December 31, 2013 because the 2013 Equity Incentive Plan was not established until February 2014. As of December 31, 2014, there was $848,312 of total unrecognized compensation cost related to nonvested shares granted under the 2013 stock incentive plan. The cost is expected to be recognized over a weighted-average period of 4.08 years.

Note 11: Fair Value Measurements

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

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Fair value measurements on a recurring basis

Securities available for sale – If quoted prices are available in an active market for identical assets, securities are classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. As of December 31, 2014 and March 31, 2014, the Bank has categorized its investment securities available for sale as follows:

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total
December 31, 2014
U.S. treasuries and government agencies	$—	$19,459,546	$—	$19,459,546
Municipal and corporate bonds	—	4,296,226	—	4,296,226
Mortgage-backed securities	—	75,270,138	—	75,270,138

Total investment securities available for sale	$—	$99,025,910	$—	$99,025,910

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total
March 31, 2014
U.S. government agencies	$—	$23,413,105	$—	$23,413,105
Municipal bonds	—	3,337,560	—	3,337,560
Mortgage-backed	—	76,775,589-	—	76,775,589
FHLMC stock	27,020	—	—	27,020

Total investment securities available for sale	$27,020	$103,526,254	$—	$103,553,274

Fair value measurements on a nonrecurring basis

Impaired Loans—The Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of December 31, 2014 and March 31, 2014, the fair values consist of loan balances of $9,484,739 and $10,987,334 that have been written down by $142,568 and $168,746, respectively, as a result of specific loan loss allowances.

Foreclosed real estate – The Bank’s foreclosed real estate is measured at fair value less estimated cost to sell. As of December 31, 2014 and March 31, 2014, the fair value of foreclosed real estate was estimated to be $676,580 and $664,020, respectively. Fair value was determined based on offers and/or appraisals. Cost to sell the assets was based on standard market factors. The Company has categorized its foreclosed assets as Level 3.

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total
December 31, 2014
Impaired loans	$—	$—	$9,342,171	$9,342,171
Foreclosed real estate	—	—	676,580	676,580

Total impaired loans and foreclosed real estate	$—	$—	$10,018,751	$10,018,751

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total
March 31, 2014
Impaired loans	$—	$—	$10,818,588	$10,818,588
Foreclosed real estate	—	—	664,020	664,020

Total impaired loans and foreclosed real estate	$—	$—	$11,482,608	$11,482,608

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following table summarizes changes in foreclosed real estate for the nine months ended December 31, 2014, which is measured on a nonrecurring basis using significant unobservable, level 3, inputs:

Balance, March 31, 2014	$664,020
Transfer to foreclosed real estate	12,560
Proceeds from sale of foreclosed real estate	—
Loss on sale of foreclosed real estate	—

Balance, December 31, 2014	$676,580

The remaining financial assets and liabilities are not reported on the balance sheets at fair value on a recurring basis. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	December 31, 2014		March 31, 2014
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets
Level 1 inputs
Cash and cash equivalents	$10,273,998	$10,273,998	$33,073,310	$33,073,310

Level 2 inputs
Loans held for sale	255,066	255,066	—	—
Federal Home Loan Bank stock	396,500	396,500	266,000	266,000
Bank-owned life insurance	12,273,393	12,273,393	12,002,078	12,002,078

Level 3 inputs
Loans receivable, net	156,683,786	160,409,748	142,913,591	145,442,441

Financial liabilities
Level 1 inputs
Advance payments by borrowers for taxes and insurance	266,123	266,123	669,797	669,797
Borrowings	3,000,000	3,000,000	—	—

Level 3 inputs
Deposits	223,840,962	227,851,281	238,820,171	239,452,889

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

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The fair value of borrowings is equal to the carrying amount because the borrowing is a variable rate instrument.

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

Summary of Recent Performance and Other Activities

The Company and its wholly owned subsidiary, Hamilton Bank, continue to show improvement in earnings and earnings per share, as well as loan growth and asset quality during the third quarter of fiscal 2015 and the nine months ending December 31, 2014 compared to the comparable periods a year ago. We have been able to reduce the amount of the provision for loan loss over the first nine months of fiscal 2015 to $345,000 compared to $1.5 million in the same period of fiscal 2014 as a result of fewer charge-offs and improving asset quality. The Company has incurred more expenses in salaries and benefits as a result of restructuring our commercial loan platform and incurring the cost associated with the granting of equity awards. Management has diligently worked at monitoring and improving efficiencies to reduce our overall operating expenses going forward. The following highlights contain additional financial data and events that have occurred during the three and nine months ended December 31, 2014:

•	Hamilton Bancorp recorded net income of $78,000 or $0.02 per share for the quarter ended December 31, 2014 compared to a net loss of $147,000 or $0.04 per share for the same period last year, a $0.06 increase in earnings per share.

•	Net loss attributable to common shareholders decreased 72% to $173,000 for the nine months ending December 31, 2014, compared to a net loss of $629,000 for the same period last fiscal year, an improvement of $456,000. Net loss per common share improved to $0.05 over that period compared to $0.19 in the prior fiscal year. This improvement was associated with a $1.15 million decrease in the provision for loan loss; a reflection of the decrease in charge-offs and problem loans.

•	Net interest income for the third quarter of fiscal 2015 increased $64,000, or 3.4%, compared to the second quarter of fiscal 2015.

•	Total gross loans, including loans held for sale, increased $14.2 million, or 9.8% in the first nine months of fiscal 2015 from $144.8 million at March 31, 2014 to $159.0 million at December 31, 2014. Roughly $9.8 million of that growth occurred in the third quarter of fiscal 2015.

•	Nonperforming assets to total assets decreased 41% from 1.97% at December 31, 2013 to 1.17% at December 31, 2014.

•	Net charge-offs declined $854,000, or 84%, for the first nine months of fiscal 2015 to $167,000, or 0.15% of average loans, from $1.0 million, or 0.86% of average loans, for the same period in fiscal 2014. This decrease resulted in a reduced provision for loan losses of $345,000 for the first nine months of fiscal 2015 compared to $1.5 million for the same period in fiscal 2014.

•	We ended the nine month period of fiscal 2015 with a book value of $17.70 per common share, compared to $17.18 at March 31, 2014.

•	We maintained strong liquidity and by all regulatory measures remain “well capitalized”.

Strategic Plan

We have based our strategic plan on the objective of improving stockholder value and growth through creating sustainable and profitable growth given the current and expected economic and competitive environment in the financial industry. Our short-term goals include continuing the growth of our loan portfolio, changing the mix of our deposits base to be more concentrated in lower costing core deposits, collecting payments on non-accrual and past due loans, enhancing and improving credit quality, expanding fee income, maintaining a sensible branch network, and using technology to improve and enhance the customer experience.

At the beginning of fiscal 2015, we identified several strategic priorities that we wanted to focus on throughout the year. Those priorities included focusing on the following core areas:

•	Profitable growth of commercial relationships – We want to grow the number and profitability of commercial relationships across all product lines including loans, deposits, cash management, payments, etc… This will include a more focused approach to identifying our target customer, being disciplined in our approach to pricing, and understanding the products and services our customers want as well as new products and services that they need to make their businesses more functional.

•	Robust, targeted marketing and sales approach – To create and support profitable growth of new commercial relationships, as well as maintain existing relationships, we will develop targeted sales strategies that provide a consistent customer experience that are personalized at the point of interaction and create a strong brand for Hamilton. We will provide convenient and responsive customer support and provide the technology to make the customer’s banking experience a more enjoyable and efficient one.

•	Acquisition strategy and planning —It is expected that the banking industry will continue to consolidate over the coming years due to a competitive market and the cost of regulatory compliance. Hamilton Bancorp is well positioned to take advantage of strategic opportunities that present themselves either through potential mergers or acquisitions in our marketplace. This may include other financial institutions, individual branches, or loan purchases. These opportunities, however, will be aligned with our strategic vision and goal of creating shareholder value and growth.

Although the current economic climate continues to present significant challenges for the financial industry, management feels that based on our strategic initiatives we have positioned the Company to capitalize on the opportunities that may become available in the current economy, as well as a healthier economy going forward.

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

Comparison of Financial Condition at December 31, 2014 and March 31, 2014

Assets. Total assets decreased $14.1 million, or 4.7%, to $288.7 million at December 31, 2014 from $302.8 million at March 31, 2014. The decrease was primarily the result of a $22.8 million decrease in cash and cash equivalents and a $4.5 million decrease in investment securities, partially offset by an increase of $14.0 million in the net loan portfolio (including loans held for sale).

Cash and Cash Equivalents. Cash and cash equivalents decreased by $22.8 million, or 68.9%, to $10.3 million at December 31, 2014 from $33.1 million at March 31, 2014. The decrease in cash and cash equivalents over that period funded a $14.2 million increase in gross loans, a $15.0 million outflow of deposits, consisting mostly of time deposits, and a 5.0% stock buyback program that was completed in May 2014 for $2.5 million.

Investment Securities. Our portfolio consists primarily of investment grade securities including U.S. treasury securities, U.S. government agency securities, U.S. government sponsored entity securities, securities issued by states, counties and municipalities, corporate bonds, and mortgage backed securities. During the third quarter of fiscal 2015, we sold several securities in our investment portfolio, including one municipal bond and several mortgage backed securities that were lower yielding and/or had extended life durations. The sale of those investment securities resulted in $4.5 million in proceeds and an overall recorded gain on sale of $42,000. The proceeds from those sales were reinvested into a $2.0 million corporate bond and a $1.2 million mortgage back security, both yielding higher rates than the securities sold. The remaining proceeds were used to fund the growing loan portfolio over the same quarter.

The investment securities at December 31, 2014 amounted to $99.0 million, a decrease of $4.5 million, or 4.4%, from the March 31, 2014 amount of $103.6 million. At December 31, 2014, all securities are classified as available for sale. While we usually intend to hold investment securities until maturity, this classification provides us the opportunity to divest of securities that may no longer meet our liquidity objectives. We account for these securities at fair value and report the unrealized appreciation and depreciation as a separate component of shareholders’ equity, net of income tax effects. We continually evaluate the investment portfolio to ensure the portfolio is adequately diversified, provides sufficient cash flow and does not subject us to undue interest rate risk.

The fair value of available for sale securities included net unrealized losses of $1.2 million at December 31, 2014 (reflected as unrealized losses of $753 thousand in stockholders’ equity after deferred taxes) as compared to net unrealized loss of $2.6 million ($1.6 million net of taxes) at March 31, 2014. The increase in fair value is due to the decrease in the market interest rates which improved bond values. We have evaluated securities with unrealized losses for an extended period of time and determined that these losses are temporary because, at this point in time, we have the ability to hold them until maturity. Currently, we have no intent to sell these securities, however, if market conditions or funding needs change, we may sell securities if needed. It is not likely that we will have to sell these securities, as a result we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security. As the maturity date moves closer and/or interest rates decline, any unrealized losses in the portfolio will decline or dissipate.

Loans. Gross loans, excluding loans held for sale, increased by $13.9 million, or 9.6%, to $158.8 million at December 31, 2014 from $144.8 million at March 31, 2014. The following table details the composition of loans and the related percentage mix and growth of total loans:

	December 31, 2014		March 31, 2014		Year-To-Date Growth
	Amount	% of Total	Amount	% of Total	Amount	%
Real estate loans:
One-to four-family:
Residential	$51,961,721	33%	$57,673,450	40%	$(5,711,729)	-10%
Residential construction	2,441,103	2%	473,271	0%	1,967,832	416%
Investor (1)	13,200,667	8%	14,000,119	10%	(799,452)	-6%
Commercial	56,755,428	36%	41,406,424	29%	15,349,004	37%
Commercial construction	1,782,813	1%	2,794,793	2%	(1,011,980)	-36%

	126,141,732	79%	116,348,057	80%	9,793,675	8%
Commercial	19,375,206	12%	15,656,599	11%	3,718,607	24%
Home equity loans	12,069,646	8%	11,660,531	8%	409,115	4%
Consumer	1,170,523	1%	1,154,007	1%	16,516	1%

Total Loans	$158,757,107		$144,819,194		$13,937,913	10%

The Bank continues to focus on growing both commercial real estate and commercial business loans as these loans offer higher rates of return and shorter maturity periods than typical retail lending. The largest increase in loans over the most recent nine months is a $15.3 million, or 37.1%, increase in commercial real estate loans from $41.4 million at March 31, 2014 to $56.8 million at December 31, 2014. In addition, commercial business loans continued to grow, increasing $3.7 million, or 23.8%, to $19.4 million at December 31, 2014 from $15.7 million at March 31, 2014. The Bank is starting to see the benefits of our new commercial lending platform that has been restructured with new personnel and improved underwriting and monitoring procedures.

Partially offsetting the increases in the commercial loan portfolio is a $4.5 million decrease in one- to four-family residential loans (including investor loans) from $72.1 million at March 31, 2014 to $67.6 million at December 31, 2014 as these loans either paid down, prepaid or refinanced. The Bank continues to originate traditional one- to four-family residential loans and sell them in the secondary market at a premium in order to manage interest rate risk in a rising rate environment. During fiscal 2015 the Bank has begun to promote its one- to four-family residential construction lending program. At March 31, 2014, the Bank had originated to date roughly $1.5 million in residential construction loans, of which $473,000 in funds had been advanced. Since then, an additional $5.3 million in residential construction loans have been originated in the nine months ended December 31, 2014 and $3.2 million has been advanced. Over that same period roughly $1.2 million in residential construction projects were completed and paid-off. The construction period on the residential homes is typically nine to twelve months, at which time Hamilton Bank is repaid through permanent financing by a third party.

Deposits. Total deposits decreased $15.0 million, or 6.3%, to $223.8 million at December 31, 2014 from $238.8 million at March 31, 2014. The Company continues to focus on changing its deposit mix to rely less on time deposits as a primary funding source and attract lower costing core deposits (which we consider to be all deposits other than certificates of deposit), including money market accounts. As a result, core deposits increased $104,000 to $68.8 million at December 31, 2014 compared to $68.7 million at March 31, 2014. The slight increase in core deposits over this period consisted of a $179,000 increase in checking accounts to $24.6 million and an $828,000, or 2.9%, increase in money market accounts to $29.2 million, partially offset by a $902,000, or 5.7%, decrease in savings accounts to $15.0 million.

The increase in core deposits was offset by a $15.1 million, or 8.9%, decrease in time deposits which declined from $170.1 million at March 31, 2014 to $155.0 million at December 31, 2014. The Company has intentionally been allowing higher costing time deposits to run-off and attempting to replace them with lower costing core deposits.

Borrowings. Borrowings consist of daily rate, short-term credit borrowings from the Federal Home Loan Bank (FHLB). At December 31, 2014 the Company had $3.0 million in FHLB borrowings outstanding compared to no borrowings at the beginning of the fiscal year or any prior quarter of fiscal 2015. The short-term borrowings provide a less expensive means to support the cash outflow needed to fund new loan originations and the decline in time deposits experienced over the most recent quarter versus selling higher yielding investment securities. These obligations re-price daily and are secured by our home equity loan portfolio. These obligations will be repaid as our cash position strengthens.

Equity. Total shareholders’ equity at December 31, 2014 decreased $1.4 million to $60.4 million, compared to total shareholders’ equity of $61.8 million at March 31, 2014. The decrease in shareholders’ equity was attributable to the $173,000 net loss year-to-date for fiscal 2015 and a 5.0% stock buyback program completed in May 2014 for $2.5 million that resulted in the purchase of 179,755 common shares. The stock buyback program assisted in increasing the Company’s book value per common share from $17.18 at March 31, 2014 to $17.70 at December 31, 2014.

Comparison of Asset Quality at December 31, 2014 and March 31, 2014

The Bank’s asset quality continues to improve and remains a primary focus of management and the Board of Directors. Nonperforming assets at December 31, 2014 were $3.4 million, a decrease of $2.3 million, or 40.6%, from March 31, 2014 and a $2.5 million, or 42.7%, decrease from a year ago. Nonperforming assets to total assets decreased from 1.88% at March 31, 2014 to 1.17% at December 31, 2014. Nonperforming assets for the respective periods were as follow:

	At December 31, 2014	At March 31, 2014	At December 31, 2013
	(dollars in thousands)
Nonaccruing loans	$2,710	$4,239	$3,888
Accruing loans delinquent more than 90 days		801	1,025
Foreclosed real estate	677	664	1,003

Total nonperforming assets	$3,387	$5,704	$5,913

Asset Quality Ratios:
Nonperforming loans to gross loans	1.71%	3.48%	3.23%
Nonperforming assets to total assets	1.17%	1.88%	1.97%
Net charge-offs (annualized) to average loans	0.15%	1.39%	0.86%

Nonperforming loans, consisting of nonaccruing and accruing loans delinquent more than 90 days, made up the majority of the decrease in nonperforming assets, decreasing $2.3 million to $2.7 million at December 31, 2014 from $5.0 million at March 31, 2014. Accruing loans delinquent more than 90 days represent loans that are on accrual status and paying under the contractually agreed upon terms of the note, however, such loans were 90 days past their contractual maturity date and, therefore, reported as nonperforming. At December 31, 2014 there were no such loans as all loans that matured were either renewed or extended.

Nonaccrual loans decreased $1.5 million, or 36.1%, to $2.7 million at December 31, 2014 compared to $4.2 million at March 31, 2014. The decrease in non-accrual loans includes $167,000 in net charge-offs, a $615,000 commercial TDR loan that was put back on accrual status based upon sufficient cash flow and sustained payment history, and $747,000 in proceeds from loan payments and/or sale of collateral, including a $186,000 loan pay-off from the Small Business Administration for their guarantee on a commercial loan.

Nonaccrual loans at December 31, 2014 include four commercial loans totaling $2.1 million, one of which is a construction loan for $1.4 million that is current and paying as agreed but has been placed on nonaccrual by management due to failure to complete the project and lack of funding to do so. The remaining balance of nonaccrual loans is primarily associated with one- to four-family residential mortgages.

Foreclosed real estate of $677,000 has remained relatively unchanged from March 31, 2014 to December 31, 2014. There are three properties that comprise foreclosed real estate, one representing semi-developed land in the amount of $664,000. The Bank is a participant in this credit and not the lead lender. The lead lender has since failed and the Federal Deposit Insurance Corporation (FDIC) has taken interest in the property. The remaining balance of foreclosed real estate property is comprised of two one- to four-family residential properties in which we have a minor participation interest.

The provision for loan losses totaled $345,000 for the nine months ended December 31, 2014 compared to a $1.5 million provision for the same period a year ago. Management did record a negative provision of $125,000 in the third quarter of fiscal 2015 due to improved asset quality. The provision to date for fiscal 2015 is attributable to new commercial loan originations, particularly commercial business lines of credit, and the required allowance for loan loss balance calculated in accordance with ASC 450. The larger provision for loan loss in the prior year period was attributable to charge-offs that occurred within the commercial loan portfolio versus new loan originations.

The allowance for loan losses at December 31, 2014 totaled $2.0 million, or 1.24% of total gross loans, compared to $1.8 million, or 1.23% of total loans, at March 31, 2014. The $178,000 increase in the allowance for loan losses is the result of $345,000 in provision for loan losses, partially offset by $167,000 in net charge-offs for the nine month period ended December 31, 2014. We currently review the adequacy of the allowance for loan losses on a monthly basis to be more aware and proactive in dealing with problem assets. Based upon our analysis and the historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our loan portfolio.

Comparison of Results of Operations for the Three Months Ended December 31, 2014 and 2013 (unaudited)

General. Net income available to common shareholders was $78,000 or $0.02 per basic and diluted common share for the three month period ended December 31, 2014 compared to a net loss available to common shareholders of $147,000 or $0.04 per basic and diluted common share for the same period in 2013, an improvement of $224,000. The increase in net income resulted primarily from a $305,000 decrease in the provision for loan losses and a $246,000 decrease in noninterest expense, partially offset by a $134,000 decrease in net interest income and a $154,000 increase in income tax expense.

Net Interest Income. Net interest income decreased $134,000, or 6.5%, to $1.9 million for the three months ended December 31, 2014 compared to $2.0 million for the three months ended December 31, 2013. The decrease in net interest income was due to a $170,000 decrease in interest revenue, partially offset by a $36,000 decrease in interest expense. The decrease in interest revenue was due to a decrease in the average balance of interest-earning assets and a slight decrease in average yield. The average balance of interest-earning assets decreased $18.0 million, or 6.3%, for the quarter ended December 31, 2014 compared to the same period in fiscal 2014, while the average yield decreased 2 basis points from 3.51% for the quarter ended December 31, 2013 to 3.49% for the quarter ended December 31, 2014. Over this period, the Bank had several large credit relationships carrying higher than average rates of interest pay-off, as well as declining cash and investment balances that were used to fund the decrease in average deposits.

The decline in the average balance of interest-earning assets for the quarter ended December 31, 2014 was partially offset by a $13.6 million decline in the average balance of interest-bearing liabilities for the same period, as well as a 2 basis point decrease in the average yield of interest-bearing liabilities from 0.79% for the quarter ended December 31, 2013 to 0.77% for the quarter ended December 31, 2014. The net interest margin decreased 1 basis point from 2.88% for the three months ended December 31, 2013 to 2.87% for the three months ended December 31, 2014.

Interest Revenue. Interest revenue decreased $170,000 to $2.3 million during the three months ended December 31, 2014 compared to $2.5 million for the three months ended December 31, 2013, as a result of decreases in both interest and fees on loans and interest on investment securities.

Interest and fees on loans decreased $120,000, or 6.1%, to $1.8 million for the three months ended December 31, 2014, compared to $1.9 million for the three months ended December 31, 2013. The decrease in interest and fees on loans is a result of the extended low interest rate environment, which resulted in a decrease in the average yield on loans from 5.26% during the three months ended December 31, 2013 to 5.04% during the three months ended December 31, 2014. The average balance of loans also decreased $3.2 million from $148.3 million for the three months ended December 31, 2013 to $145.1 million for the three months ended December 31, 2014. This decrease was due to the payoff of several larger commercial loans during the year that were bearing higher rates of interest.

Interest revenue on investment securities decreased $47,000 to $497,000 during the three months ended December 31, 2014 from $544,000 during the three months ended December 31, 2013. The average balance of investment securities decreased by $7.7 million, or 6.8%, to $104.7 million during the three months ended December 31, 2014 from $112.4 million during the same period last year, while the average yield decreased to1.91% during the three months ended December 31, 2014 from 1.94% during the same period last year. The largest decrease in the average balance of investment securities was in mortgage-backed securities, which declined $6.5 million to $80.1 million during the three months ended December 31, 2014 from $86.6 million during the same period last year. The proceeds from the mortgage-backed securities has been used to fund the decrease in the average time deposits over the same period.

Interest Expense. Total interest expense decreased $36,000, or 8.0%, to $415,000 during the three months ended December 31, 2014 from $451,000 for the same period in fiscal 2014, as a result of the decrease in the average balance of interest bearing liabilities, primarily interest bearing deposits. The average interest bearing deposits decreased $14.0 million, or 6.1%, to $213.5 million for the three months ended December 31, 2014 from $227.5 million for the three months ended December 31, 2013. Over this same period, the average rate on interest bearing deposits declined slightly from 0.79% for the three months ended December 31, 2013 to 0.77% for the three months ended December 31, 2014. A significant portion of our time deposits have already repriced in today’s low interest rate environment, as a result, the decrease in interest expense is more attributable to a decrease in average balances compared to interest rates.

For the three month period ended December 31, 2014, we were able to change the mix of the average interest bearing liabilities compared to the same period last year by allowing higher costing time deposits to run off and partially replace them with lower costing core deposits, including savings, interest bearing checking and money market accounts. The average balance of time deposits decreased $15.8 million to $158.0 million for the three months ended December 31, 2014 compared to $173.8 million for the three months ended December 31, 2013. Over this same period, the core interest bearing deposits increased $1.8 million, or 3.4%, to $55.5 million for the three months ended December 31, 2014. The growth in core deposits was primarily a result of the continued efforts by our cash management and financial service teams.

Non-interest bearing deposits allow us to fund growth in interest earning assets at minimal cost. As a result of the growth generated primarily from the efforts of our cash management personnel and commercial loan officers in working with commercial loan clients to move their commercial loan deposits to Hamilton Bank, average non-interest bearing deposits increased $1.7 million, or 11.2%, to $16.6 million for the three months ended December 31, 2014, compared to $14.9 million for the three months ended December 31, 2013.

In the quarter ended December 31, 2014, the Bank borrowed $3.0 million in daily credit, short-term funds from the Federal Home Loan Bank (FHLB) at an average rate of 0.48% compared to no outstanding borrowings in the same period last year. Additional funding was needed in the most recent quarter to support new loan originations, as well as fund the decrease in deposits over that period. Short-term borrowing from the FHLB in today’s low interest rate environment is a more cost effective means to obtain funds compared to selling investment securities that are earning a higher yield.

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

	Three Months Ended December 31, (dollars in thousands)
	2014			2013
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Assets:
Cash and cash equivalents	$17,602	$5	0.11%	$24,734	$9	0.15%
Investment securities (1)	24,597	141	0.29%	25,788	127	1.97%
Mortgage-backed securities	80,112	359	1.79%	86,596	421	1.94%
Loans receivable, net (2)	145,135	1,830	5.04%	148,331	1,949	5.26%

Total interest-earning assets	267,446	2,335	3.49%	285,449	2,506	3.51%
Noninterest-earning assets	22,251			22,937

Total assets	$289,697			$308,386

Liabilities and Shareholder’s Equity:
Certificates of deposit	$158,018	$401	1.02%	$173,834	$439	1.01%
Money Market	30,039	9	0.12%	28,959	9	0.12%
Statement savings	15,041	2	0.05%	15,419	2	0.05%
NOW accounts	10,375	1	0.04%	9,243	1	0.04%

Total interest-bearing deposits	213,473	413	0.77%	227,455	451	0.79%
Other interest-bearing liabilities	419	1	0.48%	—	—	0.00%

Total interest-bearing liabilities	213,892	414	0.77%	227,445	451	0.79%

Noninterest-bearing deposits	16,602			14,935
Other noninterest-bearing liabilities	1,898			2,018

Total liabilities	232,392			244,408
Total shareholders’ equity	57,305			63,978

Total liabilities and shareholders’ equity	$289,697			$308,386

Net interest income		$1,921			$2,055

Net interest rate spread (3)			2.72%			2.72%

Net interest-earning assets (4)	53,554			$57,994

Net interest margin (5)			2.87%			2.88%

Average interest-earning assets to average interest-bearing liabilities	125.04%			125.50%

(1)	Includes U.S. agency and treasury securities, municipal and corporate bonds and to a much lesser extent, FHLMC and Federal Home Loan Bank equity securities.
(2)	Loans on non-accrual status are included in average loans carrying a zero yield.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. The provision for loan losses for the three months ended December 31, 2014 was a negative provision of $125,000, a decrease of $305,000 compared to a provision of $180,000 for the three months ended December 31, 2013. We were able to record a negative provision during the most recent quarter due to fewer charge-offs and improved asset quality. Management identified probable losses in the loan portfolio and recorded net charge-offs of $5,000 for the three months ended December 31, 2014, compared to $291,000 for the three months ended December 31, 2013.

The allowance for loan losses was $2.0 million, or 72.5% of non-performing loans at December 31, 2014 compared to $2.5 million, or 51.9% of non-performing loans at December 31, 2013. During the three months ended December 31, 2014, loan charge offs totaled $31,000 with recoveries of $26,000, compared to $315,000 in charge offs and $24,000 in recoveries during the three months ended December 31, 2013. During fiscal year 2015 and into fiscal 2016, we will continue our emphasis in growing commercial real estate and commercial business loans, which are generally considered to bear higher risk than one-to four-family mortgage loans and could contribute to higher provisions going forward.

Summary of Allowance for Loan Losses Activity. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended December 31,
	2014	2013
	(dollars in thousands)

Allowance for loan losses at beginning of period	$2,094	$2,659
Charge-offs:
Real estate loans:
One-to four-family	—	128
Commercial	—	—
Commercial construction	—	—
Commercial	—	176
Home equity	31	11
Consumer	—	—

Total charge-offs	31	315
Recoveries	26	24

Net charge-offs	5	291
Provision for loan losses	(125)	180

Allowance for loan losses at end of period	$1,964	$2,548

Allowance for loan losses to non-performing loans	72.47%	51.86%

Allowance for loan losses to total loans outstanding at the end of the period	1.24%	1.68%

Net charge-offs to average loans outstanding during the period (not annualized)	0.00%	0.19%

Noninterest Revenue. Noninterest revenue decreased $39,000, or 13.5%, to $247,000 for the three months ended December 31, 2014, compared to $286,000 for the three months ended December 31, 2013. The following table outlines the changes in noninterest revenue for the three month periods.

	Three months ended December 31,
	2014	2013	$ Change	% Change
Service charges	$110,212	$103,889	$6,323	6.1
Gain (loss) on sale of investment securities	42,471	(3,380)	45,851	(1,356.5)
Gain on sale of loans held for sale	2,979	4,658	(1,679)	(36.0)
Gain on sale of property and equipment	—	82,518	(82,518)	(100.0)
Earnings on bank-owned life insurance	89,929	96,292	(6,363)	(6.6)
Other fees and commissions	1,631	1,875	(244)	(13.0)

Total noninterest revenue	$247,222	$285,852	$(38,630)	(13.5)

Noninterest revenue decreased as a result of decreases in gain on sale of property and equipment, earnings on bank-owned life insurance (BOLI), and gain on sale of loans held for sale. The decrease on gain on sale of property and equipment pertains to the closure and sale of our Belmar branch location in the prior year. Earnings on BOLI decreased as a result of lower earnings rates received on this investment during the third quarter of fiscal 2015 compared to the same period last year. The decrease in gain on sale of loans held for sale is attributable to the revenues earned on loans sold in the secondary market and the premiums associated with such sales.

These decreases were partially offset by the increase in service charges and gain (loss) on sale of investment securities. Service charges primarily pertain to fees associated with deposit products. We have continued to focus on growing our core deposits, particularly checking accounts, which generate more service fee income. In addition, we increased our fee structure on transactional accounts in October 2013 to be more aligned with our market. The increase in gain (loss) on sale of investments is a result of a lower interest rate environment compared to the same time last year and the opportunity it provided for us to sell several securities at a small gain that contained extension risk.

Noninterest Expense. Noninterest expense decreased $246,000, or 10.1%, to $2.2 million for the three months ended December 31, 2014 compared to $2.4 million for the three months ended December 31, 2013. The following table outlines the changes in noninterest expense for the three month periods.

	Three months ended December 31,
	2014	2013	$ Change	% Change
Salaries and benefits	$1,272,464	$1,120,474	$151,990	13.6
Occupancy	188,418	211,112	(22,694)	(10.7)
Advertising	37,758	59,448	(21,690)	(36.5)
Furniture and equipment	59,269	65,023	(5,754)	(8.8)
Data processing	137,435	161,881	(24,446)	(15.1)
Legal services	44,012	116,325	(72,313)	(62.2)
Other professional services	100,452	143,000	(42,548)	(29.8)
Deposit insurance premiums	57,506	64,139	(6,633)	(10.3)
Foreclosed real estate expense and losses	—	165,581	(165,581)	(100.0)
Other operating	297,122	333,217	(36,095)	(10.8)

Total noninterest expense	$2,194,436	$2,440,200	$(245,764)	(10.1)

The $246,000 decrease in noninterest expense during the three months ended December 31, 2014, as compared to the same period of 2013, was attributable to all expense categories except salaries and benefits. Salaries and benefits increased $152,000 for the three months ended December 31, 2014 compared to the same period of the prior year due to the hiring of new commercial lending personnel. We hired new personnel with the experience and background to assist in restructuring our commercial loan platform and enhance our analysis and monitoring processes. We were able to bring the commercial loan underwriting process in-house versus utilizing an outside third party in the past. This has contributed to the improvement in our asset quality, as well as the reduction in charged-off loans. In addition, equity awards granted under the 2013 Equity Incentive Plan were awarded in February 2014 to officers and directors. The cost of these awards for the quarter ending December 31, 2014 was $108,000. This cost did not exist in the comparable period.

The largest decreases in noninterest expenses included decreases in foreclosed real estate expense and losses, legal services, other professional services, data processing, advertising, and occupancy expense. The decrease in foreclosed real estate expense and losses pertains to a $154,000 loss recognized on the sale of an REO property during the three months ended December 31, 2013. The $115,000 decrease in legal services and other professional services during the three months ended December 31, 2014 compared to the same period a year ago is attributable to the reduction in problem assets and the cost associated with collecting on those credits. Finally, the decrease in data processing, advertising, occupancy, and other operating expenses during the three months ended December 31, 2014 compared to the same period a year ago is a result of management diligently looking for ways to cut or reduce costs and improve efficiency going forward. We were more focused in our marketing plan, as well as reviewing the costs associated with our data processing contract and monitoring our daily operating expenses more closely.

Income Tax Expense. We recorded a $21,000 income tax expense for the three months ended December 31, 2014 after net income before income taxes of $98,000, compared to a tax benefit of $133,000 for the three months ended December 31, 2013 after a net loss before income taxes of $280,000. The effective income tax rate was 20.9% for the three months ended December 31, 2014 and a negative 47.6% for the three months ended December 31, 2013. The reason the effective tax rate in the prior year period was negative is a result of the net loss before income taxes, as well as the impact from tax-exempt revenue.

Comparison of Results of Operations for the Nine Months Ended December 31, 2014 and 2013 (unaudited)

General. Net loss attributable to common shareholders was $173,000 or $0.05 per basic and diluted common share for the nine month period ended December 31, 2014 compared to a net loss available to common shareholders of $629,000 or $0.19 per basic and diluted common share for the same period in 2013, an improvement of $456,000. The improvement in net income resulted primarily from a $1.2 million decrease in the provision for loan losses, a $70,000 increase in noninterest revenue and a $161,000 decrease in noninterest expenses, partially offset by a $571,000 decrease in net interest income and a $356,000 decrease in income tax benefit reported due to a net loss. The net loss before income taxes improved $813,000 to $405,000 for the nine months ended December 31, 2014 compared to a net loss of $1.2 million for the same nine months a year ago.

Net Interest Income. Net interest income decreased $571,000, or 9.1%, to $5.7 million for the nine months ended December 31, 2014 compared to $6.3 million for the nine months ended December 31, 2013. The decrease in net interest income was due to a $782,000 decrease in interest revenue, partially offset by a $211,000 decrease in interest expense. The decrease in interest revenue was a result of a decrease in the average balance of interest-earning assets, as well as a decrease in the average yield of those assets. The average balance of interest-earning assets decreased $23.5, or 7.9%, for the nine months ended December 31, 2014 compared to the same period in fiscal 2014, while the average yield decreased 8 basis points from 3.51% during the nine months ended December 31, 2013 to 3.43% for the nine months ended December 31, 2014. Over this period, the Bank had several large credit relationships carrying higher than average rates of interest pay-off. A competitive, low rate environment resulted in decreases in both the rate paid on interest-bearing liabilities and the yield on interest-earning assets during the nine months ended December 31, 2014, however, the lower market yields on interest bearing assets, particularly yields on loans, had a bigger impact on, and continue to negatively impact, net interest income.

The decline in the average balance of interest-earning assets for the nine months ended December 31, 2014 compared to the same period a year ago was partially offset by a $17.8 million decline in the average balance of interest-bearing liabilities for the same period, as well as a 6 basis point decrease in the average yield on interest-bearing liabilities from 0.84% to 0.78%. The net interest margin decreased 3 basis points to 2.81% for the nine months ended December 31, 2014 compared to 2.84% for the nine months ended December 31, 2013.

Interest Revenue. Interest revenue decreased $782,000 to $7.0 million for the nine months ended December 31, 2014 from $7.8 million for the nine months ended December 31, 2013 as a result of the decrease in interest and fees on loans.

Interest and fees on loans decreased $773,000, or 12.5%, to $5.4 million for the nine months ended December 31, 2014, compared to $6.2 million for the nine months ended December 31, 2013. The decrease in interest and fees on loans is a result of the extended low interest rate environment, which resulted in a decrease in the average yield on loans from 5.31% during the nine months ended December 31, 2013 to 5.02% during the nine months ended December 31, 2014. The average balance of loans also decreased $11.4 million from $155.4 million for the nine months ended December 31, 2013 to $144.0 million for the same period in fiscal 2014. The decrease in average loan balances over this period was due in part to the payoff of several larger commercial credit customers that yielded higher than average market rates of interest. This was also a contributing factor to the decline in the average yield on loans along with the low rate environment.

Interest revenue on investment securities remained relatively flat at $1.6 million for both the nine month periods ended December 31, 2014 and 2013. The average balance of investment securities decreased by $8.5 million, or 7.3%, to $106.7 million during the nine months ended December 31, 2014 compared to $115.2 million during the same period last year, while the average yield increased to1.97% during the nine months ended December 31, 2014 from 1.82% during the same period last year. Over the past year the Bank has purchased several municipal bonds and one corporate bond that have yielded higher rates of interest compared to other investments within our portfolio and contributed to the overall increase in the average yield on investment securities. The largest decrease in the average balance of investment securities was in mortgage-backed securities, which declined $8.3 million to $80.9 million during the nine months ended December 31, 2014 from $89.2 million during the same period last year. The proceeds from the mortgage-backed securities have been used to fund the decrease in the average time deposits over the same period

Interest Expense. Total interest expense decreased $210,000, or 14.2%, to $1.3 million during the nine months ended December 31, 2014 from $1.5 million for the same period in fiscal 2014, as a result of the decrease in the average balance of interest bearing liabilities, primarily interest bearing time deposits, and a decrease in the average yield on interest bearing liabilities. Average interest bearing deposits decreased $17.9 million, or 7.6%, to $217.9 million for the nine months ended December 31, 2014 from $235.9 million for the nine months ended December 31, 2013. Over this same period, the average rate on interest bearing deposits declined from 0.84% for the nine months ended December 31, 2013 to 0.78% for the nine months ended December 31, 2014. A significant portion of our time deposits have already repriced in today’s low interest rate environment, as a result, the decrease in interest expense is more attributable to a decrease in average balances, particularly balances in time deposits, compared to interest rates.

For the nine month period ended December 31, 2014, we were able to work towards changing the mix of our deposit portfolio compared to the same period last year by allowing higher costing time deposits to run off and partially replace them with lower costing core deposits, including savings, interest and noninterest-bearing checking and money market accounts. The average balance of time deposits decreased $18.4 million to $163.6 million for the nine months ended December 31, 2014 compared to $181.9 million for the nine months ended December 31, 2013. Over this same period, average core interest bearing deposits increased $430,000 to $54.4 million at December 31, 2014. The growth in core deposits is primarily a result of the continued efforts by our cash management and financial service teams.

Non-interest bearing deposits allow us to fund growth in interest earning assets at minimal cost. As a result of the growth generated primarily from the efforts of our cash management personnel and commercial loan officers in working with commercial loan clients to move their commercial loan deposits to Hamilton Bank, average non-interest bearing deposits increased $1.5 million, or 10.3%, to $16.5 million for the nine months ended December 31, 2014, compared to $14.9 million for the nine months ended December 31, 2013.

In the quarter ended December 31, 2014, the Bank borrowed $3.0 million in daily credit, short-term money from the Federal Home Loan Bank (FHLB) at an average rate of 0.48% compared to no outstanding borrowings in the nine months ended December 31, 2013. Additional funding was needed in the third quarter to support new loan originations, as well as fund the decrease in deposits over that period. Short-term borrowing from the FHLB in today’s low interest rate environment is a more cost effective means to obtain funds compared to selling investment securities that are earning a higher yield.

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

	Nine Months Ended December 31, (dollars in thousands)
	2014			2013
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Assets:
Cash and cash equivalents	$21,792	$22	0.13%	$25,342	$29	0.15%
Investment securities (1)	25,853	432	2.23%	25,983	362	1.86%
Mortgage-backed securities	80,881	1,137	1.87%	89,209	1,209	1.81%
Loans receivable, net (2)	143,953	5,416	5.02%	155,395	6,189	5.31%

Total interest-earning assets	272,479	7,007	3.43%	295,929	7,789	3.51%
Noninterest-earning assets	22,704			22,958

Total assets	$295,183			$318,887

Liabilities and Shareholder’s Equity:
Certificates of deposit	$163,575	$1,238	1.01%	$181,935	$1,448	1.06%
Money Market	29,293	27	0.12%	28,863	26	0.12%
Statement savings	15,402	6	0.05%	15,340	6	0.05%
NOW accounts	9,669	2	0.03%	9,731	4	0.05%

Total interest-bearing deposits	217,939	1,273	0.78%	235,869	1,484	0.84%
Other interest-bearing liabilities	140	1	0.48%	—	—	0.00%

Total interest-bearing liabilities	218,079	1,274	0.78%	235,869	1,484	0.84%

Noninterest-bearing deposits	16,479			14,942
Other noninterest-bearing liabilities	1,967			2,355

Total liabilities	236,525			253,166
Total shareholders’ equity	58,658			65,721

Total liabilities and shareholders’ equity	$295,183			$318,887

Net interest income		$5,733			$6,305

Net interest rate spread (3)			2.65%			2.67%

Net interest-earning assets (4)	$54,400			$60,060

Net interest margin (5)			2.81%			2.84%

Average interest-earning assets to average interest-bearing liabilities	124.95%			125.46%

(1)	Includes U.S. agency and treasury securities, municipal and corporate bonds and to a much lesser extent, FHLMC and Federal Home Loan Bank equity securities.
(2)	Loans on non-accrual status are included in average loans carrying a zero yield.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses. The provision for loan loss losses for the nine months ended December 31, 2014 was $345,000, a decrease of $1.2 million compared to a provision for loan losses of $1.5 million for the nine months ended December 31, 2013. We were able to record less of a provision during the nine months ended December 31, 2014 compared to the same period a year ago due to fewer charge-offs and improved asset quality. Management identified probable losses in the loan portfolio and recorded net charge-offs of $167,000 for the nine months ended December 31, 2014, compared to $1.0 million for the nine months ended December 31, 2013.

The allowance for loan losses was $2.0 million, or 72.5% of non-performing loans at December 31, 2014 compared to $2.5 million, or 51.9% of non-performing loans at December 31, 2013. During the nine months ended December 31, 2014, loan charge offs totaled $206,000 with recoveries of $39,000, compared to $1.1 million in charge offs and $66,000 in recoveries during the nine months ended December 31, 2013. During fiscal year 2015 and into fiscal 2016, we will continue our emphasis in growing commercial real estate and commercial business loans, which are generally considered to bear higher risk than one-to four-family mortgage loans and could contribute to higher provisions going forward.

Summary of Allowance for Loan Losses Activity. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Nine Months Ended December 31,
	2014	2013
	(dollars in thousands)

Allowance for loan losses at beginning of period	$1,786	$2,071
Charge-offs:
Real estate loans:
One-to four-family	105	192
Commercial	—	—
Commercial construction	—	—
Commercial	—	884
Home equity	101	11
Consumer	—	—

Total charge-offs	206	1,087
Recoveries	39	66

Net charge-offs	167	1,021
Provision for loan losses	345	1,498

Allowance for loan losses at end of period	$1,964	$2,548

Allowance for loan losses to non-performing loans	72.47%	51.86%

Allowance for loan losses to total loans outstanding at the end of the period	1.24%	1.68%

Net charge-offs to average loans outstanding during the period (not annualized)	0.11%	0.65%

Noninterest Revenue. Noninterest revenue increased $70,000, or 8.7%, to $868,000 for the nine months ended December 31, 2014, compared to $798,000 for the nine months ended December 31, 2013. The following table outlines the changes in noninterest revenue for the nine month periods.

	Nine months ended December 31,
	2014	2013	$ Change	% Change
Service charges	$330,797	$304,253	$26,544	8.7
Gain on sale of investment securities	230,645	92,136	138,509	150.3
Gain on sale of loans held for sale	27,716	24,639	3,077	12.5
Gain (loss) on sale of property and equipment	(1,832)	82,518	(84,350)	(102.2)
Earnings on bank-owned life insurance	271,315	290,231	(18,916)	(6.5)
Other fees and commissions	9,299	4,364	4,935	113.1

Total noninterest revenue	$867,940	$798,141	$69,799	8.7

Noninterest revenue primarily increased as a result of increases in service charges and gain (loss) on sale of investment securities. The increase in service charges primarily pertain to fees associated with deposit products. We have continued to focus on growing our core deposits, particularly checking accounts, which generate more service fee income, as well as cross sell deposit products and services through our cash management team. In addition, we increased our fee structure on transactional accounts in October 2013 to be more aligned with our market. The increase in gain (loss) on sale of investments is a result of a lower interest rate environment compared to the same time last year and the opportunity it provided for us to sell several securities at a gain that contained some extension risk and provide additional funding needs for a declining deposit base. The gain on sale of loans held for sale is attributable to the revenues earned on loans sold in the secondary market and the premiums associated with such sales.

Offsetting the increases in noninterest revenue were decreases in gain on sale of property and equipment and earnings on bank-owned life insurance (BOLI). The decrease in gain on sale of property and equipment pertains to the closure and sale of our Belmar branch location in December 2013. Earnings on BOLI decreased as a result of lower earning rates received on this investment during the nine months ended December 31, 2014 compared to the same period last year.

Noninterest Expense. Noninterest expense decreased $161,000, or 2.4%, to $6.7 million for the nine months ended December 31, 2014 compared to $6.8 million for the nine months ended December 31, 2013. The following table outlines the changes in noninterest expense for the nine month periods.

	Nine months ended December 31,
	2014	2013	$ Change	% Change
Salaries and benefits	$3,916,619	$3,355,853	$560,766	16.7
Occupancy	595,261	696,632	(101,371)	(14.6)
Advertising	102,050	178,003	(75,953)	(42.7)
Furniture and equipment	175,646	220,379	(44,733)	(20.3)
Data processing	413,354	447,516	(34,162)	(7.6)
Legal services	153,551	307,435	(153,884)	(50.1)
Other professional services	254,560	362,254	(107,694)	(29.7)
Deposit insurance premiums	175,600	188,525	(12,925)	(6.9)
Foreclosed real estate expense and losses	(4,964)	206,177	(211,141)	(102.4)
Other operating	879,897	859,459	20,438	2.4

Total noninterest expense	$6,661,574	$6,822,233	$(160,659)	(2.4)

The $161,000 decrease in noninterest expense during the nine months ended December 31, 2014, as compared to the same period of 2013, was attributable to all expense categories except salaries and benefits and other operating expenses. Salaries and benefits increased $561,000 for the three months ended December 31, 2014 compared to the same period of the prior year due to the hiring of new commercial lending personnel and normal increases to salaries. At the beginning of fiscal 2015, we hired new personnel with the experience and background to assist in restructuring our commercial loan platform and enhance our analysis and monitoring processes. We were able to bring the commercial loan underwriting process in-house versus utilizing an outside third party in the past. This has contributed to the improvement in our asset quality, as well the reduction in charged-off loans. In addition, equity awards granted under the 2013 Equity Incentive Plan were awarded in February 2014 to officers and directors. The cost of these awards for the nine months ending December 31, 2014 was $312,000. This cost did not exist in the comparable period a year ago. Other operating expenses include daily operating expenses, including telephone, stationary and printing, dues and subscriptions, fees associated with correspondent banks, director compensation, and other smaller operating expenses. During the nine months ending December 31, 2014 these expenses increased $20,000 to $880,000, or 2.4% compared to the same period a year ago due to the natural increase in costs associated with doing business on a year-to-year basis.

The largest decreases in noninterest expenses included decreases in foreclosed real estate expense and losses, legal services, other professional services, advertising, occupancy expense, and furniture and equipment expense. The decrease in foreclosed real estate expense and losses pertains to a $154,000 loss recognized in the prior year on the sale of an REO property in October 2013. In addition, roughly $52,000 in expenses were incurred during the prior year period to maintain the property up until the sale of the property. The combined reduction of $262,000 in legal services and other professional services during the nine months ending December 31, 2014 compared to the same period a year ago is attributable to the reduction in problem assets and the cost associated with collecting on those credits. Lastly, the decrease in advertising, occupancy, and furniture and equipment expenses during the nine months ending December 31, 2014 compared to the same period a year ago is a result of management diligently looking for ways to cut or reduce costs and improve efficiency going forward. We were more focused in our marketing plan, along with monitoring more closely the costs associated with daily operations and their overall impact.

Income tax Expense. We recorded a $232,000 income tax benefit for the nine months ended December 31, 2014 after a net loss before income taxes of $405,000, compared to a tax benefit of $588,000 for the nine months ended December 31, 2013 after a net loss before income taxes of $1.2 million. The effective income tax rate was a negative 57.3% for the nine months ended December 31, 2014 and 48.3% for the nine months ended December 31, 2013. The reason the effective tax rate in both periods was negative is a result of the net loss before income taxes, as well as the impact from tax-exempt revenue.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending, and investing activities during any given period. At December 31, 2014, cash and cash equivalents totaled $10.3 million and securities classified as available-for-sale amounted to $99.0 million. At December 31, 2014, the Bank had the ability to borrow a total of approximately $56.1 million or 20% of total assets from the Federal Home Loan Bank of Atlanta provided adequate collateral is put in place. The Bank also has two lines of credit totaling $6.0 million with our correspondent bank. At December 31, 2014, we had $3.0 million in short-term Federal Home Loan Bank advances outstanding and no borrowings on the lines of credit with our correspondent bank.

Certificates of deposit due within one year of December 31, 2014 totaled $93.6 million, or 60.4% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods due to the current low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit due on or before December 31, 2015. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. At December 31, 2014, we had $29.8 million in commitments to extend credit outstanding.

We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2014, the Bank exceeded all of its regulatory capital requirements and was considered “well capitalized” under regulatory guidelines (see Note 9 under the “Notes to Consolidated Financial Statements” for actual capital ratios).

In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. In addition, under the revised prompt corrective action requirements, as of January 1, 2015, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (3) a total risk-based capital ratio of 10% (unchanged from current rules) and (4) a Tier 1 leverage ratio of 5% (unchanged from the current rules). The final rule becomes effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of December 31, 2014 (unaudited) and March 31, 2014; (ii) the Consolidated Statements of Operations for the three and nine months ended December 31, 2014 and 2013 (unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2014 and 2013 (unaudited); (iv) the Consolidated Statements of Equity for the nine months ended December 31, 2014 and 2013 (unaudited); (v) the Consolidated Statement of Cash Flows for the nine months ended December 31, 2014 and 2013 (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

*	This information is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically incorporated therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAMILTON BANCORP, INC.

Date: February 13, 2015	/s/ Robert A. DeAlmeida
Robert A. DeAlmeida
President and Chief Executive Officer

Date: February 13, 2015	/s/ John P. Marzullo
John P. Marzullo
Senior Vice President, Chief Financial Officer and Treasurer