Form 10-K
period 2015-03-31
Hamilton Bancorp, Inc.
filed 2015-06-26
CIK 1551739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 1-35693

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of September 30, 2014 was $39,576,582.

The number of shares outstanding of the registrant’s common stock as of June 26, 2015 was 3,417,713.

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement for the Registrant’s Annual Meeting of Stockholders (Part III)

This page intentionally left blank.

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

General

Hamilton Bancorp, Inc. is a Maryland chartered corporation established in June 2012 to become the holding company for Hamilton Bank in connection with the Bank’s mutual-to-stock conversion. On October 11, 2012 the mutual-to-stock conversion was completed and the Bank became the wholly owned subsidiary of the Company. On that date the Company sold and issued 3,703,000 shares of its common stock at a price of $10.00 per share, through which the Company received net offering proceeds of $35,580,000. Hamilton Bancorp’s principal business activity is the ownership of the Bank’s capital stock and the management of the offering proceeds it retained in connection with the Bank’s conversion. Hamilton Bancorp does not own or lease any property but instead uses the premises, equipment and other property of the Bank with the payment of appropriate rental fees, as required by applicable law and regulations, under the terms of an expense allocation agreement. In the future, Hamilton Bancorp may acquire or organize other operating subsidiaries.

Hamilton Bank is a federally chartered savings bank that has served the banking needs of its customers since 1915. Hamilton Bank is headquartered in Towson, which is located in Baltimore County, Maryland. The Bank conducts business primarily from its four full-service banking offices located in Baltimore City, Maryland and the Maryland counties of Baltimore and Anne Arundel. Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential mortgage loans (including owner-occupied and investor loans), commercial real estate loans, commercial business loans, home equity loans and lines of credit, construction loans and, to a limited extent, consumer loans (consisting primarily of loans secured by deposits and automobile loans). At March 31, 2015, $66.8 million, or 41.6%, of our total loan portfolio was comprised of permanent residential mortgage loans.

We also invest in securities, which consist primarily of U.S. government agency, municipal and corporate bond obligations, mortgage-backed securities and collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises, and to a much lesser extent, equity securities of government-sponsored enterprises.

We offer a variety of deposit accounts, including certificate of deposit accounts, money market accounts, savings accounts, NOW accounts and individual retirement accounts. We historically have not used borrowings to fund our operations, however, in the second half of fiscal 2015, we did borrow from the Federal Home Loan Bank. We are dedicated to offering alternative banking delivery systems, including ATMs, online banking and remote deposit capture.

On April 15, 2015, Hamilton Bancorp entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Hamilton Bancorp, Hamilton Acquisition Corp., a wholly-owned subsidiary of Hamilton Bancorp and Fairmount Bancorp, Inc. (“Fairmount”), pursuant to which Fairmount will merge with and into Hamilton Bancorp, with Hamilton Bancorp as the surviving entity, and immediately thereafter, Fairmount Bank will be merged with and into Hamilton Bank with Hamilton Bank as the surviving bank (collectively, the “Merger”).

Under the terms of the Merger Agreement, stockholders of Fairmount will receive a cash payment equal to thirty dollars ($30.00) for each share of Fairmount common stock, subject to possible adjustment. The aggregate merger consideration, excluding any upward price adjustment, is approximately $15.4 million.

The transaction has been approved by the Board of Directors of each company and is expected to close during the quarter ending September 30, 2015. Completion of the Merger is subject to customary closing conditions, including the receipt of required regulatory approvals and the approval of Fairmount’s stockholders.

Available Information

The Bank’s website address is www.hamilton-bank.com. Information on the Bank’s website should not be considered a part of this Annual Report.

Market Area

We conduct our operations from our four full-service banking offices in Maryland. Our primary deposit market includes the areas surrounding our banking offices in Cockeysville, Pasadena, Towson, and the Hamilton area of Baltimore City. In August 2013, we closed our branch office in the Overlea area of Baltimore City due to its close proximity to one of our four remaining branch locations. More recently, in May 2015 we closed our stand alone branch office in the Towson area of Baltimore County and relocated it within our administrative offices, also located in the area of Towson. This will reduce overhead costs without compromising our customers or our service in this area of Baltimore County.

The bank considers the greater Maryland, southern Pennsylvania, Washington D.C., and northern Virginia as its primary lending area for its various consumer, commercial and mortgage lending services. It is the policy of the Bank to focus on lending to customers within its primary lending area, and/or to collaterize secured loans with real property located within the primary lending area. However, we occasionally make loans secured by property located outside of our primary lending market, especially to borrowers with whom we have an existing relationship or who have a significant presence within our primary market. Our primary lending market contains a diverse cross section of employment sectors, with a mix of services, manufacturing, wholesale/retail trade, federal and local government, health care facilities and finance related employment. The city of Baltimore is now considered a major center for both the financial and health service industries.

Our branch network includes Baltimore City and the Maryland countries of Anne Arundel and Baltimore. In recent years Baltimore City and Baltimore County have experienced relatively slow growth, while Anne Arundel County has grown at a faster pace. The stronger population growth experienced in Anne Arundel County has been reflected in higher household income and lower unemployment. Baltimore City, Baltimore County and Anne Arundel County reported preliminary unemployment rates of 7.9%, 5.5% and 4.5%, respectively, for December 2014, compared to the statewide and national unemployment rates of 5.5% and 5.6%, respectively.

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

As of June 30, 2014 (the latest date for which information is available), our market share was 0.38% of total deposits in Baltimore City, making us the 13th largest out of 31 financial institutions in Baltimore City based upon deposit share as of that date. In addition, as of June 30, 2014, our deposit market share was 0.67% and 0.41% of total deposits in Baltimore County and Anne Arundel County, respectively, making us the 20th largest out of 38 financial institutions in Baltimore County and the 20th largest out of 30 financial institutions in Anne Arundel County.

Lending Activities

General. Historically, our principal lending activity was the origination, for retention in our portfolio, of mortgage loans collateralized by one- to four-family residential real estate located within our primary market area. However, in 2009 we changed our business strategy to become less reliant upon one- to four-family lending and to emphasize commercial business and commercial real estate lending. In connection with this strategy, we have hired several commercial real estate and commercial business loan officers with strong experience in these lending areas. In addition, new back office commercial loan personnel have also been hired over the past year to assist with the record keeping, underwriting, and monitoring of our commercial loan portfolio. Previously the Bank utilized the services of third parties to conduct the underwriting analysis of such loans based on our underwriting policies. However, in the past year we have transitioned the commercial loan underwriting analysis in-house. In the past we have purchased commercial business and commercial real estate loans and participated in commercial and commercial real estate loans originated by other institutions. We currently sell almost all of our one- to four-family mortgage loans with terms over 10 years into the secondary market. In addition to commercial business loans, commercial real estate loans and residential mortgage loans, we also make home equity loans and lines of credit, residential and commercial construction loans, and, to a much lesser extent, consumer loans. A portion of the loans that we make for one- to four-family properties are made to investors who reside in our community.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated. Amounts shown do not include loans held for sale equal to $581,000, $-0-, $197,000, $-0- and $-0- at March 31, 2015, 2014, 2013, 2012 and 2011, respectively.

	At March 31,
	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential mortgage loans:
One- to four-family residential	$49,865	31.1%	$57,674	39.8%	$63,912	39.6%
One- to four-family investor	12,971	8.1	14,000	9.7	15,826	9.8
Construction	6,362	4.0	3,268	2.3	3,508	2.2
Commercial real estate	59,273	36.9	41,406	28.6	36,239	22.5

Total real estate loans	128,471	80.1	116,348	80.4	119,485	74.1
Commercial business loans	18,490	11.5	15,657	10.8	26,937	16.7
Consumer:
Home equity loans and lines of credit	12,261	7.6	11,660	8.0	13,727	8.5
Other consumer	1,166	0.8	1,154	0.8	1,123	0.7

Total consumer loans	13,427	8.4	12,814	8.8	14,850	9.2
Total loans receivable	160,388	100.0%	144,819	100.0%	161,272	100.0%

Premium on purchased loans	—		—		15
Net deferred loan origination fees and costs	(103)		(119)		(96)
Allowance for loan losses	(1,690)		(1,786)		(2,071)

Total loans receivable, net	$158,595		$142,914		$159,120

	At March 31,
	2012		2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential mortgage loans:
One- to four-family residential	$76,687	44.2%	$92,144	51.5%
One- to four-family investor	17,265	9.9	19,568	10.9
Construction	3,865	2.2	6,514	3.6
Commercial real estate	31,018	17.9	21,034	11.7

Total real estate loans	128,835	74.2	139,260	77.7%
Commercial business loans	27,158	15.7	19,425	10.8
Consumer:
Home equity loans and lines of credit	16,344	9.4	19,224	10.8
Other consumer	1,181	0.7	1,310	0.7

Total consumer loans	17,525	10.1	20,534	11.5
Total loans receivable	173,518	100.0%	179,219	100.0%

Premium on purchased loans	38		61
Net deferred loan origination fees and costs	(100)		(206)
Allowance for loan losses	(3,552)		(1,183)

Total loans receivable, net	$169,904		$177,891

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at March 31, 2015. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One-to Four-Family Residential Real Estate		One-to Four-Family Investor Real Estate		Construction Real Estate		Commercial Real Estate
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years
Ending March 31,
2016	$624	5.25%	$178	6.23%	$5,330	3.29%	$5,870	5.69%
2017	572	5.67	6,804	7.17	—	—	4,359	5.55
2018	785	4.80	377	7.64	—	—	3,183	5.97
2019 to 2020	2,585	4.64	4,114	5.26	—	—	16,941	4.55
2021 to 2025	7,902	3.92	1,052	5.60	491	4.25	25,866	4.42
2026 to 2030	3,209	4.79	—	—	541	4.25	229	4.15
2031 and beyond	34,188	4.70	446	6.26	—	—	2,825	4.14

Total	$49,865	4.60%	$12,971	6.41%	$6,362	3.45%	$59,273	4.73%

	Commercial Business		Home Equity Loans and Lines of Credit		Other Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years
Ending March 31,
2016	$9,253	3.65%	$289	5.22%	$27	4.32%	$21,571	4.21%
2017	88	6.00	117	3.84	—	—	11,940	6.47
2018	486	5.30	122	4.17	26	3.14	4,979	5.79
2019 to 2020	5,063	5.18	403	4.43	9	2.75	29,115	4.77
2021 to 2025	2,106	5.57	2,079	4.40	21	3.00	39,517	4.41
2026 to 2030	1,300	5.32	5,067	4.16	—	—	10,346	4.51
2031 and beyond	194	6.50	4,184	3.53	1,083	3.53	42,920	4.54

Total	$18,490	4.49%	$12,261	4.02%	$1,166	3.52%	$160,388	4.68%

Fixed and Adjustable-Rate Loan Schedule. The following table sets forth at March 31, 2015, the dollar amount of all fixed-rate and adjustable-rate loans due after March 31, 2016.

	Due after March 31, 2016
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$48,194	$1,047	$49,241
One- to four-family investor	12,732	61	12,793
Construction	1,032	—	1,032
Commercial	48,738	4,665	53,403
Commercial business loans	8,612	625	9,237
Consumer loans:
Home equity loans and lines of credit	5,651	6,321	11,972
Other consumer	1,139	—	1,139

Total loans	$126,098	$12,719	$138,817

Residential Mortgage Loans. Hamilton Bank originates mortgage loans secured by owner occupied one- to four-family residential properties. To a lesser extent, we have also made loans to investors for the purchase of one- to four-family residential properties that are not owner-occupied. As of March 31, 2015, we had a total of $66.8 million of residential mortgage loans secured by one- to four-family properties, of which $53.8 million, or 80.6%, were secured by properties serving as the primary residence of the owner. The remaining $13.0 million, or 19.4%, of such loans were secured by non owner-occupied properties. Almost all of our residential mortgage loans are secured by properties in the Greater Baltimore area.

Historically, the terms of our one- to four-family mortgage loans retained in our portfolio ranged from 10 to 30 years. In order to lower our interest rate risk, beginning in 2009 we have sold to the secondary market almost all one- to four-family fixed rate loans that we originate with terms exceeding 10 years. During fiscal 2015 and 2014, we sold $2.8 million and $2.4 million of one- to four-family mortgage loans that we originated, respectively. Our residential mortgage portfolio is almost entirely comprised of fixed-rate loans, with 90.8% of residential mortgage loans due after March 31, 2016 having fixed rates at March 31, 2015. During the year ended March 31, 2015, we originated $578,000 in residential mortgage loans with adjustable-rates.

We generally do not make new one- to four-family mortgage loans on owner-occupied properties with loan-to-value ratios exceeding 95% at the time the loan is originated, and all loans with loan-to-value ratios in excess of 80% require private mortgage insurance. Loan to value ratios on refinances may not exceed 80%, and loan-to-value ratios for non-owner occupied properties may not exceed 85%. In addition, borrower debt may generally not exceed 43% of the borrower’s monthly cash flow. With respect to borrower debt on loans secured by non-owner occupied properties, we look to the investor’s aggregate debt and cash flows from all investment properties the investor operates. We require all properties securing residential mortgage loans to be appraised by a board-approved independent appraiser.

Loans secured by non-owner occupied properties typically have 5 to 10 year terms and amortize over a 25 to 30 year period. Because of the increased risk associated with non-owner occupied properties, interest rates on such loans are higher than for owner-occupied properties, and averaged 6.4% during the year ended March 31, 2015. We have generally only originated loans secured by non-owner occupied properties to investors that reside in our market area.

In an effort to provide financing for first-time home buyers, we offer 30-year fixed-rate one- to four-family mortgage loans with loan-to-value ratios up to 95%, which cannot be readily sold to the secondary market and are held in portfolio. In fiscal 2015 and 2014, we did not originate any such loans which we did not sell.

We also make “jumbo loans” (loans above $417,000, the current maximum conforming loan amount as established by the Federal Housing Finance Agency) that we typically sell into the secondary market. Jumbo loans that we originate and sell, typically have 30 year terms and maximum loan-to-value ratios of 80%. At March 31, 2015, our largest outstanding jumbo residential mortgage loan was for $1.6 million, with a book balance of $1.4 million. This loan is performing in accordance with its original terms.

Beginning in 2009, applications for loans that we intend to sell are processed through Mortgage Department Services, LLC (“MDS”), a company in which we have a minority interest. Prior to delivering applications to MDS, we review each application to ensure that the loan meets MDS’ standards for sale to the secondary market. However, we have outsourced the loan processing and loan underwriting to MDS as a cost savings measure. See “—Loan Originations, Participations, Purchases and Sales.” We receive an origination fee for each loan processed and sold to the secondary market through MDS. All such loans are sold with servicing released and in most cases, with recourse that we provide due to (i) delinquency within the first 90 days of sale, or (ii) breaches of customary representations and warranties to the buyers.

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

Commercial Real Estate Loans. We originate commercial real estate loans in the Greater Baltimore area that are secured by properties used for business purposes such as small office buildings or retail facilities. We have increased our origination of commercial real estate loans over the last several years, and intend to continue to grow this portion of our loan portfolio in the future. At March 31, 2015, commercial real estate loans totaled $59.3 million, which amounted to 37.0% of total loans, compared to approximately $21.0 million, or 11.7% of total loans, at March 31, 2011.

Our commercial real estate loans are underwritten based on our loan underwriting polices. Our policies provide that such loans may be made in amounts of up to 80% of the appraised value of the property, provided that the property is more than 50% owner-occupied, or 75% of the appraised value of the property if it is not owner-occupied. Our commercial real estate loans typically have terms of 5 to 10 years and amortize for a period of up to 25 years. In the past year we have originated commercial real estate loans with terms of 7 to 10 years based upon the competitiveness of the market. Interest rates may be fixed or adjustable. If adjustable, then they are generally based on the Prime rate of interest or LIBOR.

The regulatory loan-to-one borrower limit is 15% of a bank’s unimpaired capital plus unimpaired surplus. As a result of the additional capital received in the stock offering, Hamilton Bank’s loans-to-one borrower limit is approximately $6.9 million. We have adopted an internal limit of $5.2 million. We generally target commercial real estate loans with balances of $250,000 to $4.0 million. At March 31, 2015, our commercial real estate loans had an average balance of $1.0 million. At that same date, our largest commercial real estate relationship included several loans totaling $4.8 million. These loans were secured by several restaurants, and were performing in accordance with their original terms at March 31, 2015.

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

Commercial Business Loans. We originate commercial business loans and lines of credit secured by non-real estate business assets. These loans are generally originated to small and middle market businesses in our primary market area. Our commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. We have increased our origination of commercial business loans over the last few years and intend to continue to grow this portfolio at a moderate pace. At March 31, 2015, commercial business loans and lines of credit outstanding totaled $18.5 million, which amounted to 11.5% of total loans, compared to approximately $19.4 million, or 10.8% of total loans, at March 31, 2011. At March 31, 2015, we also had $8.3 million of unfunded commitments on such loans.

Our commercial business loans have terms up to 5 years at both fixed and adjustable rates of interest, although, adjustable rates of interest are preferred and obtained when possible. Our commercial business loans are underwritten based on our commercial business loan underwriting policies. We typically avoid making commercial business loans to purchase highly specialized, custom made equipment which may be difficult to dispose of in the event of default. When making commercial business loans, we consider the financial statements, lending history and debt service capabilities of the borrower (generally requiring a minimum debt service coverage ratio of 1.20:1.00), the projected cash flows of the business, and the value of the collateral, if any. Virtually all commercial business loans are guaranteed by the principals of the borrower.

Hamilton Bank is also qualified to make Small Business Administration (“SBA”) loans. The SBA program is an economic development program which finances the expansion of small businesses. Under the SBA program, we originate and fund loans under the SBA 7(a) Loan Program which qualify for guarantees up to 85% for loans less than or equal to $150,000 and 75% for loans greater than $150,000. We also originate loans under the SBA’s CDC/504 Loan Program in which we generally provide 50% of the financing, taking a first lien on the real property as collateral. We do not treat the SBA guarantee as a substitute for a borrower meeting our credit standards, and, except for minimum capital levels or maximum loan terms, the borrower must meet our other credit standards as applicable to loans outside the SBA process. During fiscal 2015, we did not originate any loans under the SBA programs, compared to $75,000 and $1.1 million of such loans originated in fiscal 2014 and 2013, respectively.

We focus on the origination of commercial business loans in amounts between $250,000 and $4.0 million. At March 31, 2015, our commercial business loans had an average balance of $299,000. At that same date, our largest commercial business loan was commercial line of credit with a commitment balance of $3.8 million, of which $2.0 million was advanced. The loan is secured by the business assets of the company and is performing in accordance with its original terms at March 31, 2015.

Commercial business loans generally have a greater credit risk than one- to four-family residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. We seek to minimize these risks through our underwriting standards. During fiscal 2014 and 2013 we experienced increased delinquencies and non-performing loans within our commercial business loan portfolio, but have since restructured our commercial lending platform and improved our asset quality. See “Risk Factors - Our entry into commercial real estate and commercial business lending has resulted in higher losses on our loans.”

Home Equity Loans and Lines of Credit. In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans and lines of credit that are secured by the borrower’s primary or secondary residence. At March 31, 2015, we had $12.3 million, or 7.6% of our total loan portfolio in home equity loans and lines of credit. At that date we also had $15.9 million of undisbursed funds related to home equity lines of credit.

Home equity loans and lines of credit are generally underwritten using the same criteria that we use to underwrite one- to four-family residential mortgage loans. Home equity loans and lines of credit may be underwritten with a loan-to-value ratio of up to 80% when combined with the principal balance of the existing first mortgage loan. Our home equity loans are primarily originated with fixed rates of interest with terms of up to 20 years. Our home equity lines of credit are originated with adjustable-rates based on the prime rate of interest minus an applicable margin and require interest paid monthly. Home equity loans and lines of credit are available in amounts of between $10,000 and $1.0 million.

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

Construction Loans. We originate construction loans for both commercial and residential real estate. Construction loans we originate generally provide for the payment of interest only during the construction phase. At the end of the construction phase, the loan converts to a permanent mortgage loan at the same or a different rate of interest. The construction period on the residential homes is typically nine to twelve months, at which time Hamilton Bank is repaid through permanent financing by a third party with servicing released.

Before making a commitment to fund a construction loan, Hamilton Bank requires detailed cost estimates to complete the project and an appraisal of the property by an independent licensed appraiser. Hamilton Bank also reviews and inspects each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method. Construction loans for one- to four-family residential real estate may be underwritten with a loan-to-value ratio of up to 80% or 95% with private mortgage insurance. Commercial construction loans generally may not exceed a loan-to-value ratio of 75% to 85%.

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

At March 31, 2015, total construction loans represented $6.4 million, or 4.0%, of Hamilton Bank’s total loans, of which $4.0 million consisted of residential construction loans and $2.4 million was commercial construction. At March 31, 2015, the unadvanced portion of total construction loans totaled $6.5 million. At March 31, 2015, our largest construction loan had a contractual principal balance of $2.5 million and a recorded investment balance of $1.4 million. Although the borrower is current on payments, the Bank has placed the loan on nonaccrual and charged off $1.0 million due to lack of additional required funding and the inability to complete the project in a timely manner.

Other Consumer Loans. We make loans secured by deposit accounts up to 90% of the amount of the depositor’s deposit account balance. On a more limited basis, we also originate automobile loans to our customers. Other consumer loans totaled $1.2 million, or 0.8% of our total loan portfolio, at March 31, 2015.

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

Consistent with our interest rate risk strategy, in the low interest rate environment that has existed in recent years, we have sold on a servicing-released basis almost all of the one- to four-family residential mortgage loans with maturities over 10 years that we have originated. All loan applications that we have the intention of selling are processed through MDS. We have outsourced the loan processing and loan underwriting for one- to four-family residential mortgage loans to MDS as a cost savings measure. We pay a flat fee to MDS for each loan settled and we receive a fee per loan in return for delivery of the loan to the secondary market. All loans sold through MDS are sold with servicing released and in most cases, with recourse that we provide due to (i) delinquency within the first 90 days of sale,or (ii) breaches of customary representations and warranties to the buyers.

From time to time, we have purchased loan participations in commercial loans in which we are not the lead lender that are secured by real estate or other assets within the state of Maryland. With regard to all loan participations, we follow our customary loan underwriting and approval policies, and although we may be only approving and servicing a portion of the loan, we underwrite the loan request as if we had originated the loan to ensure cash flow and collateral are sufficient. At March 31, 2015, our loan participations totaled $20.8 million, or 13.0% of our total loan portfolio, the majority of which were in our primary market area. Of these $20.8 million in participations, $1.5 million were on nonaccrual at March 31, 2015, a decrease of $200,000 from March 31, 2014. We do not specifically look to loan participations as a means to increase loan volume, however, we do look at opportunities for participations, if presented, on a case by case basis.

During fiscal 2010, in connection with the acquisition of our Pasadena, Maryland office from K Bank, we purchased approximately $25.6 million of K Bank’s loans. As of March 31, 2015, the remaining balance of loans purchased from K Bank totaled $10.2 million, or 6.3% of total gross loans, including three loans equaling $2.4 million that are classified as Troubled Debt Restructures that are performing as agreed under the restructure agreement. The remaining loans are performing as agreed under their current contract at March 31, 2015.

The following table shows our loan origination, repayment and sale activities for the fiscal years indicated.

	Year Ended March 31,
	2015	2014
	(In thousands)
Total loans at beginning of year	$144,819	$161,272
Loans originated:
Real estate loans:
Residential mortgage loans:
One- to four-family residential	1,921	3,799
One- to four-family investor	—	—
Construction	9,519	2,381
Commercial real estate	22,816	10,091

Total real estate loans	34,256	16,271
Commercial business loans	14,378	990
Consumer:
Home equity loans and lines of credit	3,899	1,765
Other consumer	117	54

Total consumer loans	4,016	1,819

Total loans originated	52,650	19,080

Deduct:
Principal repayments	27,379	33,110
Transferred to foreclosed real estate	12	1,003
Unused lines of credit	9,690	1,420

Net loan activity	15,569	(16,453)

Total loans at end of year	$160,388	$144,819

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures developed by management and approved by our board of directors. The loan approval process is intended to assess the borrower’s ability to repay the loan and the value of the collateral that will secure the loan. To assess the borrower’s ability to repay, our policies provide for the review of the borrower’s employment and credit history and information on the historical and projected income and expenses of the borrower. We will also evaluate a guarantor when a guarantee is provided as part of the loan. As a cost saving measure, we have outsourced most of the processing and underwriting of our one-to four-family residential loan applications to a third party. The third party provides Hamilton Bank with a report on each loan application, which our lending officers then present for approval.

Hamilton Bank’s policies and loan approval limits are established by our board of directors. Designated Bank officers and loan committee are assigned levels of loan authority. Having loan authority gives the individuals or committee the ability to authorize the extension of credit. Every extension of credit requires two signatures, one of which must have sufficient authority given the risk rating and aggregate exposure. The second approver cannot be an individual assigned less loan authority than the sponsor of the loan. Loan authority is recommended by the Chief Credit Risk Officer and approved by the Loan Committee of the Board of Directors. All loan authorities are reviewed and confirmed annually by the Loan Committee. The Chief Credit Risk Officer, and or the President may recommend interim changes to establish loan limits or assign loan authority for new officers. These interim changes shall be presented to the Loan Committee for approval at its next regularly scheduled meeting. The Chief Credit Risk Officer and/or the President also have the authority to reduce or remove loan authority. Such changes are to be reported to Loan Committee after the fact.

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

Our Investment Committee, consisting of our President and Chief Executive Officer, our Chief Financial Officer, and Controller is responsible for implementing our investment policy, including approval of investment strategies and monitoring investment performance. The President and Chief Financial Officer are authorized to execute purchases or sales of securities. The board of directors regularly reviews our investment strategies and the market value of our investment portfolio.

We account for investment and mortgage-backed securities in accordance with Accounting Standards Codification Topic 320, “Investments – Debt and Equity Securities.” Accounting Standards Codification 320 requires that investments be categorized as held-to maturity, trading, or available for sale. Our securities are generally categorized as available-for-sale based on our need to meet daily liquidity needs and to take advantage of profits that may occur from time to time. At March 31, 2015, all of our securities were classified as available for sale.

Federally chartered savings institutions have authority to invest in various types of assets, including government-sponsored enterprise obligations, securities of various federal agencies, residential mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, debt instruments of municipalities and Fannie Mae and Freddie Mac equity securities. At March 31, 2015, our investment portfolio consisted entirely of securities and mortgage-backed securities issued by U.S. Government agencies, municipalities or U.S. Government-sponsored enterprises, as well as a small percentage of corporate bonds. The principal and interest on our mortgage-backed securities are guaranteed by the issuing entity.

At March 31, 2015, we owned $523,000 in Federal Home Loan Bank of Atlanta stock. As a member of Federal Home Loan Bank of Atlanta, we are required to purchase stock in the Federal Home Loan Bank of Atlanta. At March 31, 2015, we had no investments in a single company or entity (other than an agency of the U.S. Government, a municipality or a U.S. Government-sponsored enterprise) that had an aggregate book value in excess of 10% of our equity.

Amortized Cost and Estimated Fair Value of Securities. The following table sets forth certain information regarding the amortized cost and estimated fair values of our securities as of the dates indicated.

	At March 31,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities:
Fannie Mae	$44,083	$43,831	$47,189	$46,356	$49,657	$49,845
Ginnie Mae	2,415	2,456	4,753	4,802	11,536	11,975
Freddie Mac	25,281	25,070	26,426	25,617	27,303	27,380

Total mortgage-backed securities	71,779	71,357	78,368	76,775	88,496	89,200
U.S. Government agencies	17,509	17,312	24,539	23,413	27,075	27,029
Municipal bonds	2,149	2,317	3,242	3,338	—	—
Corporate bonds	2,000	1,953	—	—	—	—
Freddie Mac stock	—	—	7	27	7	5

Total	$93,437	$92,939	$106,156	$103,553	$115,578	$116,234

Portfolio Maturities and Yields. The composition and maturities of the debt investment securities portfolio at March 31, 2015 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	At March 31, 2015
	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(Dollars in thousands)
Mortgage-backed securities:
Fannie Mae	$—	0.00%	$—	0.00%	$14,354	2.71%	$29,729	2.33	$44,083	$43,832	2.45%
Ginnie Mae	—	—	—	—	18	6.50	2,397	2.90	2,415	2,456	2.90
Freddie Mac	1	6.02	7	6.01	2,042	1.96	23,231	2.21	25,281	25,070	2.19

Total mortgage-backed securities	1	6.02	7	6	16,414	2.62	55,357	2.30	71,779	71,358	2.37
U.S. Government agencies	509	3.80	—		17,000	2.11	—	—	17,509	17,312	2.16
Municipal bonds	—	—	—		—	—	2,149	4.65	2,149	2,317	4.65
Corporate bonds	—	—	—	—	2,000	3.00	—	—	2,000	1,953	3.00

Total	$510	3.80%	$7	6.01%	$35,414	2.40%	$57,506	2.39%	$93,437	$92,940	2.40%

Sources of Funds

General. Deposits, scheduled amortization and prepayments of loan principal, maturities and calls of securities and funds provided by operations are our primary sources of funds for use in lending, investing and for other any general purposes. We historically have not used Federal Home Loan Bank of Atlanta (FHLB) advances to fund our operations and did not have any advances as of March 31, 2014. In the second half of fiscal 2015, we did borrow from the FHLB and now have outstanding $6.0 million in advances as of March 31, 2015.

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

Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At March 31, 2015, $149.7 million, or 67.3% of our total deposit accounts were certificates of deposit, of which $86.1 million had maturities of one year or less.

The following tables set forth the distribution of our average deposit accounts, by account type, for the years indicated.

	For the Years Ended March 31,
	2015			2014			2013
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Certificates of deposit	$160,764	69.3%	1.00%	$179,191	72.3%	1.04%	$208,204	75.8%	1.30
Money market	29,168	12.6	0.12	28,761	11.6	0.12	27,694	10.1	0.24
Statement savings	15,343	6.6	0.05	15,394	6.2	0.05	15,210	5.5	0.14
Noninterest bearing demand	16,765	7.2	—	14,869	6.0	—	15,967	5.8	—
NOW accounts	9,967	4.3	0.03	9,558	3.9	0.05	7,684	2.8	0.05

Total deposits	$232,007	100.0%	0.71%	$247,773	100.0%	0.77%	$274,759	100.0%	1.02

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At March 31,
	2015	2014	2013
	(In thousands)
Interest Rate:
Less than 2.00%	$134,569	$148,282	$164,194
2.00% to 2.99%	15,127	21,522	22,876
3.00% to 3.99%	—	270	4,487
4.00% to 4.99%	—	17	4,411
5.00% and above	—	—	50

Total	$149,696	$170,091	$196,018

Maturities of Certificates of Deposit Accounts. The following table sets forth the amount and maturities of certificates of deposit accounts at the dates indicated.

	At March 31, 2015
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest Rate Range:
Less than 2.00%	$78,746	$24,766	$13,140	$17,917	$134,569	89.9%
2.00% to 2.99%	7,396	7,731	—	—	15,127	10.1
3.00% to 3.99%	—	—	—	—	—	—
4.00% to 4.99%	—	—	—	—	—	—
5.00% to 5.99%	—	—	—	—	—	—

Total	$86,142	$32,497	$13,140	$17,917	$149,696	100.0%

As of March 31, 2015, the aggregate amount of outstanding certificates of deposit at Hamilton Bank in amounts greater than or equal to $100,000 was approximately $60.6 million. The following table presents the maturity of these certificates of deposit at such date.

Period to Maturity	At March 31, 2015
(In thousands)
Three months or less	$11,474
Over three through six months	7,036
Over six months through one year	13,287
Over one year to three years	20,012
Over three years	8,805

Total	$60,614

Borrowed Funds. As a member of the FHLB, Hamilton Bank is eligible to obtain advances upon the security of the Federal Home Loan Bank common stock owned and certain loan products, provided certain standards related to credit-worthiness have been met. Federal Home Loan Bank advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities. At March 31, 2015, based on available collateral, we had the ability to borrow approximately $50.1 million from the Federal Home Loan Bank of Atlanta. Historically we have not used Federal Home Loan Bank advances to fund our operations, and had no such advances as of March 31, 2014. In the second half of fiscal 2015 we did borrow from the FHLB and now have outstanding $6.0 million in advances as of March 31, 2015.

	March 31, 2015
	Amount	Rate	Maturity Date
FHLB advance	$2,000,000	0.21%	6/3/2015
FHLB advance	2,000,000	0.28%	9/3/2015
FHLB advance	2,000,000	0.43%	3/3/2016

At period end	$6,000,000

Hamilton Bank may also borrow up to $5.0 million from a correspondent bank under a secured federal funds line of credit, and $1.0 million under an unsecured line of credit. We would be required to pledge investment securities to draw upon the secured line of credit.

Employees

As of March 31, 2015, we had 55 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

Subsidiary Activities

Hamilton Bancorp has one subsidiary, Hamilton Bank. Hamilton Bank has one wholly owned subsidiary, 3110 FC, LLC, a Maryland limited liability company that was formed to hold other real estate owned acquired through foreclosure or deed-in-lieu of foreclosure.

REGULATION AND SUPERVISION

General

As a federal savings bank, Hamilton Bank is subject to examination and regulation by the Office of the Comptroller of the Currency (the “OCC”), and is also subject to examination by the Federal Deposit Insurance Corporation (the “FDIC’). The federal system of regulation and supervision establishes a comprehensive framework of activities in which Hamilton Bank may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund, and not for the protection of stockholders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Hamilton Bank is also regulated to a lesser extent by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), which governs the reserves to be maintained against deposits and other matters. Hamilton Bank must comply with the consumer protection regulations issued by the Consumer Financial Protections Bureau. Hamilton Bank also is a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is one of the twelve regional banks in the Federal Home Loan Bank System. The OCC examines Hamilton Bank and prepares reports for the consideration of its board of directors on any operating deficiencies. Hamilton Bank’s relationship with its depositors and borrowers is also regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts, the form and content of Hamilton Bank’s loan documents and certain consumer protection matters.

As a savings and loan holding company, Hamilton Bancorp is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve Board. Hamilton Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Set forth below are certain material regulatory requirements that are applicable to Hamilton Bank and Hamilton Bancorp. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on Hamilton Bank and Hamilton Bancorp. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on Hamilton Bancorp, Hamilton Bank and their operations.

Dodd-Frank Act

The Dodd-Frank Act made significant changes to the regulatory structure for depository institutions and their holding companies, as well as changes that affect the lending, investments and other operations of all depository institutions. The Dodd-Frank Act required the Federal Reserve Board to set minimum capital levels for both bank holding companies and savings and loan holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital for holding companies were restricted to capital instruments that were then currently considered to be Tier 1 capital for insured depository institutions. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect upon passage, and directed the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Hamilton Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets are still examined for compliance by their applicable bank regulators. The new legislation also weakened the federal preemption available for national banks and federal savings associations, and gave state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than on total deposits. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage originations.

Many provisions of the Dodd-Frank Act involve delayed effective dates and/or require implementing regulations or have not been issued in final form. The full impact on our operations cannot yet fully be assessed. However, the Dodd-Frank Act has increased regulatory burden and compliance, operating and interest expense for Hamilton Bank and Hamilton Bancorp, and is likely to continue to do so.

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, Hamilton Bank may invest in mortgage loans secured by residential and nonresidential real estate, commercial business loans and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. The Dodd-Frank Act authorized, for the first time, the payment of interest on commercial checking accounts. Hamilton Bank may also establish subsidiaries that may engage in certain activities not otherwise permissible for Hamilton Bank, including real estate investment and securities and insurance brokerage.

Capital Requirements. In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule to revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a uniform leverage ratio requirement of 4% of total assets, provides for a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule also implements the Dodd-Frank Act’s directive to apply to bank and savings and loan holding companies consolidated capital requirements that are not less stringent than those applicable to their subsidiary institutions. The final rule became effective January 1, 2015. The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.

At March 31, 2015, Hamilton Bank’s capital exceeded all applicable regulatory requirements.

Loans to One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of March 31, 2015, Hamilton Bank was in compliance with the loans-to-one-borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, Hamilton Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Hamilton Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12 months. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings institution’s business. A federal savings bank that fails the qualified thrift lender test must operate under specified restrictions specified in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL Test subject to enforcement action for a violation of law. At March 31, 2015, Hamilton Bank held 80.8% of its “portfolio assets” in “qualified thrift investments,” and satisfied the QTL Test.

Capital Distributions. Federal regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account. A federal savings bank must file an application for approval of a capital distribution if:

•	the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

•	the savings bank would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or

•	the savings bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a savings and loan holding company, such as Hamilton Bank, must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

A notice or application related to a capital distribution may be disapproved if:

•	the federal savings bank would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation, agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to satisfy any applicable regulatory capital requirement. A federal savings bank also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form. In addition, beginning in 2016, Hamilton Bank’s ability to pay dividends will be limited if Hamilton Bank does not have the capital conservation buffer required by the new capital rules, which may limit the ability of Hamilton Bancorp to pay dividends to its stockholders. See “— Capital Requirements.”

Community Reinvestment Act and Fair Lending Laws. All federal savings banks have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings bank, the OCC is required to assess the federal savings bank’s record of compliance with the Community Reinvestment Act. A savings bank’s failure to comply with the provisions to the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branch mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal

Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice. Hamilton Bank received an “outstanding” Community Reinvestment Act rating in its last federal examination in fiscal 2008 and has recently had another examination completed in which a final determination has not been issued.

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with an insured depository institution, such as Hamilton Bank. Hamilton Bancorp is an affiliate of Hamilton Bank because of its control of Hamilton Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Federal regulations require savings banks to maintain detailed records of all transactions with affiliates.

Hamilton Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

•	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•	not to exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Hamilton Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Hamilton Bank’s loan committee or board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The OCC has primary enforcement responsibility over federal savings banks and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or to recommend to the OCC that enforcement action be taken with respect to a particular savings bank. If action is not taken by the OCC, the FDIC has authority to take action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest-rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. For this purpose, a savings bank is placed in one of the five categories based on the savings bank’s capital:

•	Well Capitalized - a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater.

•	Adequately Capitalized – a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater.

•	Undercapitalized - a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%.

•	Significantly Undercapitalized - a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%.

•	Critically Undercapitalized - a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

As of March 31, 2015, Hamilton Bank was classified as a “well capitalized” institution.

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as Hamilton Bank. Deposit accounts in Hamilton Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution’s risk category and certain specified risk adjustments. Stronger institutions pay lower rates while riskier institutions pay higher rates.

The FDIC issued a final rule that redefined the assessment base used for calculating deposit insurance assessments effective April 1, 2011. Under the rule, assessments are based on an institution’s average consolidated total assets minus average tangible equity instead of total deposits. The final rule revised the assessment rate schedule to establish assessments ranging from 2.5 to 45 basis points.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended March 31, 2015, the annualized FICO assessment was equal to 0.60 of a basis point of total assets less tangible capital.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Hamilton Bank. Management cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

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

Federal Home Loan Bank System. Hamilton Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Atlanta, Hamilton Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of March 31, 2015, Hamilton Bank was in compliance with this requirement.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At March 31, 2015, Hamilton Bank was in compliance with these reserve requirements.

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

In addition, the Consumer Financial Protection Bureau issues regulations and standards under these federal consumer protection laws that affect our consumer businesses. These include regulations setting “ability to repay” and “qualified mortgage” standards for residential mortgage loans and mortgage loan servicing and originator compensation standards. Hamilton Bank is evaluating recent regulations and proposals, and devotes significant compliance, legal and operational resources to compliance with consumer protection regulations and standards.

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

Holding Company Regulation

General. Hamilton Bancorp is a savings and loan holding company within the meaning of Home Owners’ Loan Act. As such, Hamilton Bancorp is registered with the Federal Reserve Board and is subject to regulations, examinations, supervision and reporting requirements applicable to savings and loan holding companies. In addition, the Federal Reserve Board has enforcement authority over Hamilton Bancorp and any future non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

Permissible Activities. Under present law, the business activities of Hamilton Bancorp are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, provided certain conditions are met (including electing such status), or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations. As of March 31, 2015, Hamilton Bancorp, Inc. has not elected financial holding company status.

Federal law prohibits a savings and loan holding company, including Hamilton Bancorp, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior regulatory approval. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

•	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

•	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital. Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act, however, required the Federal Reserve Board to establish for all depository institution holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. Legislation was enacted in December 2014 which requires the Federal Reserve Board to amend its “Small Bank Holding Company” Policy Statement to extend the applicability to bank and savings and loan holding companies of up to $1 billion in assets. That will exempt such holding companies from the consolidated holding company capital requirements.

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has issued regulations requiring that all savings and loan holding companies serve as a source of managerial and financial strength to their subsidiary savings and loan associations by providing capital, liquidity and other support in times of financial stress.

Dividends. The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a savings and loan holding company to pay dividends may be restricted if a subsidiary savings and loan association becomes undercapitalized. The policy statement also states that a savings and loan holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the savings and loan holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Hamilton Bancorp to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Acquisition. Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of the company. A change in control definitively occurs upon the acquisition of 25% or more of the company’s outstanding voting stock. Under the Change in Bank Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.

Federal Securities Laws

Hamilton Bancorp’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Hamilton Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of common stock issued in the stock offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not our affiliates may be resold without registration. Shares purchased by our affiliates are subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If we meet the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of ours that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of our outstanding shares, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, we may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Emerging Growth Company Status

The JOBS Act which was enacted in April 2012 has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” Hamilton Bancorp qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, Hamilton Bancorp will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally less than $75 million of voting and non-voting equity held by non-affiliates). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. Hamilton Bancorp has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.0 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: (i) they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; (ii) they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and (iii) they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

ITEM 1A.	RISK FACTORS

Our recent emphasis on commercial real estate and commercial business loans has increased our credit risk.

We have significantly increased our origination of commercial real estate and commercial business loans during the last five years, and we intend to continue to grow our portfolios of such loans in the near term, subject to market conditions. At March 31, 2015, commercial real estate loans totaled $59.3 million, or 37.0% of total loans, compared to $21.0 million, or 11.7% of total loans, at March 31, 2011. At March 31, 2015, commercial business loans and lines of credit outstanding totaled $18.5 million, or 11.5% of total loans, compared to $19.4 million, or 10.8% of total loans, at March 31, 2011. We have increased our origination of commercial business loans over the last few years to replace the commercial business loans we have charged-off due to poor asset quality or lost to other financial institutions based upon market terms.

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

Beginning in 2009, we changed our business strategy to become less reliant upon one- to four-family lending and emphasize commercial business and commercial real estate lending. To support this strategy, we have hired additional commercial real estate and commercial loan officers with commercial lending experience, as well as enhanced our back office monitoring and loan administration with additional personnel. We are now performing the underwriting analysis of such loans in-house versus contracting with an outside third party in past years. We have also purchased whole commercial business and commercial real estate loans from other institutions and participated in commercial business and commercial real estate loans originated by other institutions in the past. Although we do not actively seek to participate in or purchase such loans from other financial institutions, we do look at opportunities on a case by case basis if they present themselves.

Beginning in 2011, the level of our delinquent and non-performing commercial and commercial real estate (including commercial construction) loans began to increase, particularly in our portfolio of loan participations and purchased loans. During fiscal 2012, nonperforming loans increased $5.8 million, or 354%, to $7.4 million at March 31, 2012. Of the $7.4 million in nonperforming loans, $6.3 million were related to commercial real estate and commercial business loans. As a result of this large increase, we experienced charge-offs of $3.2 million and $2.3 million in fiscal 2013 and 2014, respectively. Commercial real estate and commercial business loans accounted for over 90% of the charge-offs in both those fiscal years. Through workout and charge-offs, as well as a thorough review of the commercial loan portfolio, we were able to reduce our nonperforming loans from $7.4 million at March 31, 2012 to $2.3 million at March 31, 2015. Commercial real estate loans comprised $1.4 million of the $2.3 million in nonperforming loans at March 31, 2015, while commercial business loans accounted for $226,000 of that total. We were able to reduce the number of charge-offs on loans to $323,000 during fiscal 2015, including $83,000 in charge-offs associated with commercial loans.

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

The unseasoned nature of much of our commercial real estate loans and commercial business loans increases the risk that our allowance may be insufficient to absorb losses without significant additional provisions. See “—Our recent emphasis on commercial real estate and commercial business loans has increased our credit risk,” and “—Our entry into commercial real estate and commercial business lending has resulted in higher losses on our loans,” above. At March 31, 2015, our allowance for loan losses was $1.7 million, or 74.9% of non-performing loans.

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

During the past six years it has been the policy of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, yields on securities we have purchased, and to a lesser extent, market rates on the loans we have originated, have been at levels lower than were available prior to 2008. Consequently, the average yield on our interest earning assets has decreased during the recent low interest rate environment. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which has resulted in increases in net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) in the short term. However, our ability to lower our interest expense is limited at these interest rate levels, while the average yield on our interest-earning assets may continue to decrease.

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

As of March 31, 2015, we had $2.7 million of goodwill related to the acquisition of our Pasadena, Maryland branch office in 2009. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of Hamilton Bank be compared to the carrying amount of the Bank’s net assets, including goodwill. If the fair value of the Bank is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value. We test for impairment of goodwill during February of each year. As a result of impairment testing performed during February 2015, no impairment charge was recorded. However, future declines in our banking franchise value could result in goodwill impairment expense that is material to our earnings.

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

Our markets have been adversely impacted by the severe national economic recession of 2008 and 2009. Recovery by many businesses has been impaired by lower consumer spending. If the Federal Reserve Board increases the federal funds rate, higher interest rates would likely result, which may reduce our loan originations, and housing markets and U.S. economic activity would be negatively affected.

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

We generally sell in the secondary market all residential mortgage loans that we originate with terms over 10 years on a servicing released basis, earning noninterest income in the form of gains on sale. When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans available for sale. In addition to interest rate levels, weak or deteriorating economic conditions also tend to reduce loan demand. We do sell loans in the secondary market with recourse based upon delinquency or break of customary representations and warranties we provide to the buyers. If we breach those representations and warranties, the buyers can require us to repurchase the loans and we may incur a loss on the repurchase. Since 2009, we have outsourced the loan processing and underwriting functions with respect to loans that we intend to sell in the secondary market to a third-party company. While we review each application to ensure compliance with secondary market standards, there may be some additional risk in outsourcing these functions to a third party rather than utilizing our own employees. If our relationship with this third-party loan processor/underwriter were to terminate, we would incur additional costs to undertake such functions using our own employees. In addition, if our current third-party arrangement were to be terminated, we may not be able to process and underwrite the same volume of loans for the secondary market using our own employees, which could result in reduced income.

Legislative and regulatory initiatives may affect our business activities and increase operating costs.

The potential exists for additional federal or state laws and regulations regarding lending, funding practices, capital, and liquidity standards. Bank regulatory agencies are expected to be more active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. In addition, new laws, regulations, and other regulatory changes may also increase our compliance costs and affect our business and operations. Moreover, the FDIC sets the cost of our FDIC insurance premiums, which can affect our profitability.

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

We conduct our business through our main banking office located in Baltimore City, Maryland, four other full-service branch offices located in Baltimore City and the Maryland counties of Baltimore and Anne Arundel, and our executive and administrative office located in Towson, Maryland, which also serves as a limited service banking office. The aggregate net book value of our premises was $1.6 million at March 31, 2015. Our facilities are adequate and suitable for our operations as conducted by us. The following table sets forth certain information with respect to our offices at March 31, 2015, including lease expiration dates for leased properties.

Location	Leased or Owned	Year Opened/ Acquired	Lease Expiration Date
Main Office:
5600 Harford Road Baltimore, Maryland 21214	Owned	1937	—

Branches:
19 W. Pennsylvania Ave. Towson, Maryland 21204 (1)	Owned	1975	—

9 Cranbrook Road Cockeysville, Maryland 21030 (2)	Leased	2000	May 1, 2020

8108 Jumpers Hole Road Pasadena, Maryland 21122	Owned	2009	—

Executive and Administrative Office (3):
501 Fairmount Ave. Suite 200 Towson, Maryland 21286	Leased	2011	November 29, 2016

(1)	19 W. Pennsylvania Avenue branch was subsequently closed on May 1, 2015 and sold on June 23, 2015.
(2)	Lease was renewed under a 5 year option on May 1, 2015.
(3)	Our executive and administrative office was a limited service banking office prior to May 4, 2015, at which time this location became a full service banking office.

ITEM 3.	LEGAL PROCEEDINGS

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

	Price Range Per Share
Fiscal 2015:	High	Low
Fourth Quarter	$13.88	$12.60
Third Quarter	13.40	11.50
Second Quarter	13.93	12.95
First Quarter	14.47	12.95

	Price Range Per Share
Fiscal 2014:	High	Low
Fourth Quarter	$14.40	$13.29
Third Quarter	15.10	13.55
Second Quarter	15.45	13.30
First Quarter	14.22	12.55

Holders.

As of June 26, 2015, there were approximately147 holders of record of the Company’s common stock.

Dividends.

The Company has not paid any dividends to its stockholders to date. The payment of dividends in the future will depend upon a number of factors, including capital requirements, the Company’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. In addition, the Company’s ability to pay dividends is dependent on dividends received from Hamilton Bank. For more information regarding restrictions on the payment of cash dividends by the Company and by Hamilton Bank, see “Business—Regulation and Supervision—Holding Company Regulation—Capital Distributions”, “Business— Regulation and Supervision—Federal Savings Institution Regulation—Capital Distributions” and Note 13 to the Consolidated Financial Statements included in this Annual Report. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

There were no shares repurchased by the Company in the fourth quarter of fiscal 2015. On May 28, 2014, the Company announced the adoption of a stock repurchase program under which the Company could repurchase up to 179,755 shares of its common stock, or approximately 5% of the shares then outstanding. The program provides for repurchases through open market or private transactions, through block trades, and pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected historical financial and other data of Hamilton Bancorp, Inc. for the periods and at the dates indicated. The following is only a summary and you should read it in conjunction with the consolidated financial statements of Hamilton Bancorp, Inc. and notes beginning on page F-1 of this Annual Report. The information at March 31, 2015 and 2014 and for the years then ended is derived in part from the audited consolidated financial statements that appear in this Annual Report. The information at March 31, 2013, 2012 and 2011 and for the years then ended is derived in part from audited financial statements that do not appear in this Annual Report.

	At March 31,
	2015	2014	2013	2012	2011
	(In thousands)
Selected Financial Condition Data:

Total assets	$291,040	$302,769	$331,962	$318,468	$335,443
Cash and cash equivalents	16,644	33,073	33,969	35,250	39,473
Investment securities (1)	21,582	26,778	27,034	18,823	37,668
Mortgage-backed securities	71,357	76,776	89,200	76,008	63,483
Loans, net (2)	159,176	142,914	159,317	169,904	177,891
Federal Home Loan Bank of Atlanta stock at cost	523	266	401	502	504
Bank-owned life insurance	12,360	12,002	11,623	8,307	7,997
Deposits	222,319	238,820	260,117	281,015	298,613
Borrowings	6,000	—	—	—	—
Total equity	60,800	61,770	67,436	35,065	34,091

(1)	Includes U.S. agency securities, municipal and corporate bonds, and to a much lesser extent, FHLMC debt securities and Federal Home Loan Bank equity securities.
(2)	Includes loans held for sale of $581,000, $-0-, $197,000, $-0- and $-0- at March 31, 2015, 2014, 2013, 2012 and 2011, respectively.

	For the Years Ended March 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Selected Operating Data:

Interest revenue	$9,389	$10,236	$10,885	$12,463	$12,762
Interest expense	1,662	1,916	2,802	3,863	5,288

Net interest income	7,727	8,320	8,083	8,600	7,474
Provision for loan losses	170	1,874	1,730	2,718	616

Net interest income after provision for loan losses	7,557	6,446	6,353	5,882	6,858
Noninterest revenue	1,086	1,056	941	947	994
Noninterest expense	9,294	9,689	7,773	6,815	6,228

Income (loss) before income taxes (benefit)	(651)	(2,187)	(479)	14	1,624
Income taxes (benefit)	(337)	(992)	(307)	(117)	511

Net income (loss)	$(314)	$(1,195)	$(172)	$131	$1,113

Basic loss per common share	$(0.10)	$(0.35)	$(0.05)	N/A	N/A

Diluted loss per common share	$(0.10)	$(0.35)	$(0.05)	N/A	N/A

	At or For the Years Ended March 31,
	2015	2014	2013	2012	2011
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets (ratio of net income to average total assets)	(0.11)%	(0.38)%	(0.05)%	0.04%	0.34%
Return on average equity (ratio of net income to average equity)	(0.54)%	(1.84)%	(0.33)%	0.36%	3.22%
Interest rate spread (1)	2.70%	2.68%	2.44%	2.62%	2.20%
Net interest margin (2)	2.85%	2.85%	2.62%	2.77%	2.37%
Efficiency ratio expressed as a percentage (3)	106.27%	99.90%	86.14%	71.38%	73.54%
Noninterest expense to average total assets	3.17%	3.08%	2.37%	2.09%	1.88%
Noninterest revenue to average total assets	0.37%	0.33%	0.29%	0.29%	0.30%
Average interest-earning assets to average interest-bearing liabilities	125.10%	125.30%	119.36%	111.65%	109.79%
Average equity to average total assets	19.84%	20.58%	15.72%	11.04%	10.44%

Asset Quality Ratios:
Non-performing assets to total assets	0.93%	1.88%	1.77%	2.55%	0.48%
Non-performing loans to total loans	1.41%	3.48%	3.18%	4.25%	0.91%
Allowance for loan losses to non-performing loans	74.97%	35.44%	40.36%	48.20%	72.84%
Allowance for loan losses to gross loans	1.05%	1.23%	1.28%	2.05%	0.66%
Net charge-offs to average loans	0.18%	1.41%	1.96%	0.20%	0.00%

Capital Ratios:
Common equity tier 1 capital (to risk-weighted assets) (4)	24.37%	—	—	—	—
Total capital (to risk-weighted assets) (4)	25.32%	28.38%	26.70%	20.66%	17.72%
Tier 1 capital (to risk-weighted assets) (4)	24.37%	27.28%	25.52%	19.40%	17.07%
Tier 1 capital (to total adjusted assets) (4)	15.82%	15.10%	14.13%	9.91%	9.41%
Equity to total assets	20.89%	20.40%	20.31%	11.01%	10.16%
Tangible equity to tangible assets	20.12%	19.65%	19.62%	10.18%	9.35%

Number of:
Full service offices	4	4	5	5	5
Full time equivalent employees	55	58	56	51	47

(1)	The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income, excluding investment gains and write-downs and losses on foreclosed real estate.
(4)	Capital ratios are for Bank only.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Overview

The Company and its wholly owned subsidiary, Hamilton Bank, continue to show improvement in earnings and earnings per share, as well as loan growth and asset quality for the year ending March 31, 2015 compared to the year ending March 31, 2014. We have been able to reduce the amount of the provision for loan loss in fiscal 2015 to $170,000 compared to $1.9 million in fiscal 2014 as a result of fewer charge-offs and improving asset quality. The Company has incurred more expenses in salaries and benefits as a result of restructuring our commercial loan platform and incurring the cost associated with the granting of equity awards over a full year period. The equity awards provide for management to have a vested interest in the performance of the Company and benefit from the increase in shareholder value. Management has diligently worked at monitoring and improving efficiencies to reduce our overall operating expenses going forward. The following highlights contain additional financial data and events that have occurred during the fiscal year ended March 31, 2015:

•	Net loss attributable to common shareholders decreased 74% to $314,000 for the fiscal year ending March 31, 2015, compared to a net loss of $1.2 million for fiscal 2014, an improvement of $881,000. Net loss per common share improved to $0.10 over that period compared to $0.35 in the prior fiscal year. This improvement was associated with a $1.7 million decrease in the provision for loan loss; a reflection of the decrease in charge-offs and problem loans.

•	Total gross loans, including loans held for sale, increased $16.2 million, or 11.2% in fiscal 2015 from $144.8 million at March 31, 2014 to $161.0 million at March 31, 2015. Roughly $11.7 million, or 73% of the growth occurred in the second half of fiscal 2015.

•	Asset quality has shown significant improvement during fiscal 2015. Nonperforming assets to total assets decreased 51% from 1.88% at March 31, 2014 to 0.93% at March 31, 2015, while nonperforming loans to gross loans decreased 60% from 3.48% at March 31, 2014 to 1.41% at March 31, 2015.

•	Net charge-offs declined $1.9 million, or 88%, for fiscal 2015 to $266,000, or 0.18% of average loans, from $2.2 million, or 1.41% of average loans, for fiscal 2014. This decrease resulted in a reduced provision for loan losses of $170,000 for fiscal 2015 compared to $1.9 million for fiscal 2014.

•	Overall deposits decreased $16.5 million, or 6.9% to $222.3 million at March 31, 2015 compared to $238.8 million at March 31, 2014. The decrease was related to run-off associated with higher costing certificates of deposit, partially offset by an increase in core deposits. Core deposits increased $3.9 million to $72.6 million at March 31, 2015 compared to $68.7 million at March 31, 2014.

•	We ended fiscal 2015 with a book value of $17.79 per common share and a tangible book value of $16.97 per common share compared to $17.18 and $16.39, respectively, at March 31, 2014.

•	We maintained strong liquidity and at March 31, 2015 the Bank was deemed “well capitalized” under federal regulations.

•	We focused on branch strategy and decided to close our Towson branch office in May 2015 as a means to reduce costs and improve efficiencies and profitability. As a result, we opened a full service branch at our Administrative office upon closing of our Towson branch to accommodate our current customer base in this area.

•	As part of our growth strategy, the Company performed due diligence on potential merger candidates, incurring approximately $165,000 in one-time expenses associated with this process. During the fourth quarter of fiscal 2015, the Company was in discussions with, and performed due diligence on, Fairmount Bancorp, Inc. (“Fairmount”) and subsequent to the fiscal year end, in April 2015 announced the signing of a definitive agreement with Fairmount. Approximately $74,000 of the $165,000 in one-time expenses incurred in fiscal 2015, was to perform the due diligence and draft a definitive agreement outlining the merger with Fairmount.

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

We identified several strategic priorities that we wanted to focus on throughout the 2016 fiscal year. Those priorities included focusing on the following core areas:

•	Profitable growth of commercial / small business relationships – Grow the number and profitability of commercial relationships across all product lines including loans, deposits, cash management, and payments. This will include a more focused approach to identifying our target customer, being disciplined in our approach to pricing, and understanding the products and services our customers want as well as new products and services that they need to make their businesses more functional.

•	Enhanced efficiency and productivity – To create and support profitable growth of new commercial relationships, as well as maintain existing relationships, we will work to enhance efficiency and productivity bank wide. This includes a consistent customer experience at every touch point and convenient, responsive customer support. In addition, we will evaluate our people, processes, policies, technology, and delivery to ensure effectiveness and efficiency with regards to properly supporting customers and employees while continually evaluating our cost structure and allocation of resources.

•	Acquisition strategy and planning - It is expected that the banking industry will continue to consolidate over the coming years due to a competitive market and the cost of regulatory compliance. Hamilton Bancorp is well positioned to take advantage of strategic opportunities that present themselves either through potential mergers or acquisitions in our marketplace. This may include other financial institutions, individual branches, or loan purchases. These opportunities, however, will be aligned with our strategic vision and goal of creating shareholder value and growth.

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

For a discussion of significant accounting policies, see Note 1—Summary of Significant Accounting Policies in the Notes to our Consolidated Financial Statements. The following are the accounting policies that we believe require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available:

Allowance for Loan Losses. The allowance for loan losses is the estimated amount considered necessary to cover inherent credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for losses on loans which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of our most critical accounting policies.

Management performs a quarterly evaluation of the allowance for loan losses. Consideration is given to historical losses in conjunction with a variety of other factors including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

The analysis has two components, specific and general allocations. Specific allocations can be made for estimated losses related to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. If the fair value of the loan is less than the loan’s carrying value, a charge is recorded for the difference. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general reserve. Actual loan losses may be significantly more than the allowances we have established which could result in a material negative effect on our financial results.

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

If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we record the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral. At March 31, 2015, all of our securities were either issued by U.S. government agencies, U.S. government-sponsored enterprises, municipalities, or corporations and the principal and interest on 95.4% of our securities were guaranteed by the issuing entity.

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

Based on our impairment testing during February 2015, there was no evidence of impairment of the Company’s goodwill or intangible assets.

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

Comparison of Financial Condition at March 31, 2015 and March 31, 2014

Assets. Total assets decreased $11.7 million, or 3.9%, to $291.0 million at March 31, 2015 from $302.8 million at March 31, 2014. The decrease in assets is primarily attributable to a $16.4 million decrease in cash and cash equivalents and a $10.6 million decrease in investment securities, partially offset by a $15.7 million increase in net loans during the fiscal year ended March 31, 2015.

Cash and Cash Equivalents. During the year ended March 31, 2015, cash and cash equivalents decreased by $16.4 million, or 49.7%, to $16.6 million compared to $33.1 million at March 31, 2014. These funds were used to fund both a growing loan portfolio and a shrinking deposit base during fiscal 2015.

Securities. Investment securities decreased $10.6 million, or 10.2%, to $92.9 million at March 31, 2015, from $103.6 million at March 31, 2014. The decrease in securities during fiscal 2015 was primarily due to the need to fund a $15.7 million increase in net loans and a $16.5 million decrease in deposits as part of our business strategy to allow higher costing certificates of deposit to run off at maturity, and gradually replace them with lower-cost core deposits. Partially offsetting the decrease in investments was a $2.1 million increase in the fair value of the investment portfolio from an unrealized loss position of $2.6 million at March 31, 2014 to an unrealized loss position of $498,000 at March 31, 2015. The increase in fair value of the investment portfolio is a result of both interest rates decreasing over the past twelve months and a large portion of the investment portfolio moving closer to maturity.

We evaluated securities with unrealized losses for an extended period of time and determined that these losses were temporary because, at March 31, 2015, we had the ability to hold them until maturity. Currently, we have no intent to sell these securities, however, if market conditions or funding needs change, we may sell securities if needed. We have not identified any portion of the unrealized loss that is a result of credit deterioration in the issuer of the security. As the maturity date moves closer and/or interest rates decline, any unrealized losses in the portfolio will decline or dissipate.

Loans. Gross loans receivable, excluding loans held for sale, increased by $15.6 million, or 10.8%, to $160.4 million at March 31, 2015 from $144.8 million at March 31, 2014. The following table details the composition of loans and the related percentage mix and growth of total loans:

	March 31, 2015		March 31, 2014		Year-To-Date Growth
	Amount	% of Total	Amount	% of Total	Amount	%
Real estate loans:
One-to four-family:
Residential	$49,864,923	31%	$57,673,450	40%	$(7,808,527)	-14%
Residential construction	3,955,702	2%	473,271	0%	3,482,431	736%
Investor	12,971,519	8%	14,000,119	10%	(1,028,600)	-7%
Commercial	59,273,398	37%	41,406,424	28%	17,866,974	43%
Commercial construction	2,405,849	1%	2,794,793	2%	(388,944)	-14%

	128,471,391	79%	116,348,057	80%	12,123,334	10%
Commercial	18,489,603	12%	15,656,599	11%	2,833,004	18%
Home equity loans	12,261,292	8%	11,660,531	8%	600,761	5%
Consumer	1,166,155	1%	1,154,007	1%	12,148	1%

Total Loans	$160,388,441		$144,819,194		$15,569,247	11%

The Bank continues to focus on growing both commercial real estate and commercial business loans as these loans offer higher rates of return and shorter maturity periods than typical retail lending. The largest increase in loans during the year is a $17.9 million, or 43.2%, increase in commercial real estate loans from $41.4 million at March 31, 2014 to $59.3 million at March 31, 2015. In addition, commercial business loans continued to grow, increasing $2.8 million, or 18.1%, to $18.5 million at March 31, 2015 from $15.7 million at March 31, 2014. The Bank is starting to see the benefits of our new commercial lending platform that has been restructured with new personnel and improved underwriting and monitoring procedures.

Partially offsetting the increases in the commercial loan portfolio is a $5.3 million decrease in one- to four-family residential loans (including investor loans) from $72.1 million at March 31, 2014 to $66.8 million at March 31, 2015 as these loans either paid down, prepaid or refinanced. The Bank continues to originate traditional one- to four-family residential loans and sell them in the secondary market at a premium in order to manage interest rate risk in a rising rate environment. During fiscal 2015, the Bank began to promote its one- to four-family residential construction lending program. During fiscal 2014, the Bank had originated roughly $1.5 million in residential construction loans, of which $473,000 in funds had been advanced. During fiscal 2015, $7.4 million in residential construction loans were originated and $5.6 million was advanced. During fiscal 2015, $1.7 million in residential construction projects were completed and paid-off. The construction period on the residential homes is typically nine to twelve months, at which time Hamilton Bank is repaid through permanent financing by a third party.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is tax-exempt. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At March 31, 2015, our investment in bank-owned life insurance was $12.4 million, an increase of $358,000 from $12.0 million at March 31, 2014. The increase is primarily attributable to the increase in the cash surrender value of the insurance policies.

Deposits. Total deposits decreased $16.5 million, or 6.9%, to $222.3 million at March 31, 2015 from $238.8 million at March 31, 2014. The Company continues to focus on changing its deposit mix to rely less on time deposits as a primary funding source and attract lower costing core deposits (which we consider to be all deposits other than certificates of deposit), including money market accounts. As a result, core deposits increased $3.9 million to $72.6 million at March 31, 2015 compared to $68.7 million at March 31, 2014. The increase in core deposits over this period consisted of a $3.3 million, or 13.4% increase in checking accounts to $27.7 million and a $981,000, or 6.2%, increase in savings accounts to $16.9 million, partially offset by a $349,000 decrease in money market accounts to $28.0 million.

The increase in core deposits was offset by a $20.4 million, or 12.0%, decrease in certificates of deposit which declined from $170.1 million at March 31, 2014 to $149.7 million at March 31, 2015. Through the first half of fiscal 2015, the Company has intentionally been allowing higher costing certificates of deposit to run-off and attempting to replace them with lower costing core deposits. As loan demand has increased, our strategy has changed with respect to deposit balances and we are trying to maintain our current certificate of deposit base as we focus on growing our core deposits at a faster pace.

Borrowings. Borrowings consist of short-term credit borrowings from the Federal Home Loan Bank (FHLB) with a matuirity of less than a year. At March 31, 2015 the Company had $6.0 million in FHLB borrowings outstanding compared to no borrowings at the beginning of the fiscal year or any period prior to December of fiscal 2015. The short-term borrowings provided a less expensive means to support the cash outflow needed to fund new loan originations and the decline in time deposits experienced over the most recent two quarters versus selling higher yielding investment securities. These obligations are secured by our home equity loan portfolio. At March 31, 2015, we had the ability to borrow approximately $50.1 million from the FHLB, subject to our pledging sufficient assets. These obligations will be repaid as our cash position strengthens.

Equity. Total equity decreased $970,000, or 1.6%, to $60.8 million at March 31, 2015 from $61.8 million at March 31, 2014. The decrease was primarily attributable to the net loss of $314,000 for fiscal year 2015 and the 5.0% stock buyback program completed in May 2014 for $2.5 million that resulted in the purchase of 179,755 common shares. The decrease was partially offset by a $1.3 million increase in accumulated other comprehensive income associated with an increase in the fair value of the investment portfolio due to declining interest rates over fiscal 2015. The stock buyback program assisted in increasing the Company’s book value per common share from $17.18 at March 31, 2014 to $17.79 at March 31, 2015.

Comparison of Results of Operations for the Years Ended March 31, 2015 and March 31, 2014

General. Net loss attributable to common shareholders was $314,000 or $0.10 per basic and diluted common share for the fiscal year ended March 31, 2015 compared to a net loss available to common shareholders of $1.2 million or $0.35 per basic and diluted common share for fiscal 2014, an improvement of $881,000. The improvement in net income resulted primarily from a $1.7 million decrease in the provision for loan losses, a $30,000 increase in noninterest revenue and a $395,000 decrease in noninterest expenses, partially offset by a $593,000 decrease in net interest income and a $654,000 decrease in income tax benefit reported due to a net loss. The net loss before income taxes improved $1.5 million to $652,000 for the twelve months ended March 31, 2015 compared to a pre-tax net loss of $2.2 million for the same twelve months a year ago.

Net Interest Income. Net interest income before provision for loan losses decreased $593,000, or 7.1%, to $7.7 million for the year ended March 31, 2015 compared to $8.3 million for the year ended March 31, 2014. The decrease in net interest income was due to an $848,000 decrease in interest revenue, partially offset by a $254,000 decrease in interest expense.

The decrease in interest revenue was a result of a decrease in the average balance of interest-earning assets, as well as a decrease in the average yield of those assets. The average balance of interest-earning assets decreased $20.7 million, or 7.1%, for the twelve months ended March 31, 2015 compared to the same period in fiscal 2014, while the average yield decreased 5 basis points from 3.51% to 3.46% over that same period. During the past fiscal year, the Bank had several large commercial credit relationships carrying higher than average rates of interest pay-off and allowed one-to four-family residential loans to decrease while opting to sell any new originations in the secondary market. A competitive, low rate environment also resulted in decreases in both the yield on interest-earning assets and the rate paid on interest-bearing liabilities during the twelve months ended March 31, 2015, however, the lower market yields on interest bearing assets, particularly yields on loans, had a bigger impact on, and continue to negatively impact, net interest income.

The decline in the average balance and yield on interest-earning assets for fiscal 2015 compared to fiscal 2014 was partially offset by a $16.2 million, or 6.9% decline in the average balance of interest-bearing liabilities for the same period, as well as a 5 basis point decrease in the average yield on interest-bearing liabilities from 0.82% to 0.77%. As a result, the net interest margin remained flat at 2.85% for fiscal 2015 compared to fiscal 2014.

Interest Revenue. Interest revenue decreased $848,000 to $9.4 million for the year ended March 31, 2015 from $10.2 million for the year ended March 31, 2014 as a result of the decrease in interest and fees on loans and investment securities.

Interest and fees on loans decreased $742,000, or 9.2%, to $7.3 million for fiscal 2015, compared to $8.1 million for fiscal 2014. The decrease in interest and fees on loans is a result of the extended low interest rate environment, which resulted in a decrease in the average yield on loans from 5.28% during the twelve months ended March 31, 2014 to 5.00% during the twelve months ended March 31, 2015. The average balance of loans also decreased $6.3 million from $153.0 million for the year ended March 31, 2014 to $146.7 million for the year ended March 31, 2015. The decrease in average loan balances over this period was due in part to the payoff of several larger commercial credit customers that yielded higher than average market rates of interest and a reduction in one-to four-family residential loans as a means to reduce interest rate risk. These items were also a contributing factor to the decline in the average yield on loans along with the low rate environment.

Interest revenue on investment securities decreased slightly from $2.1 million for fiscal 2014 to $2.0 million for fiscal 2015. The average balance of investment securities decreased by $9.2 million, or 8.1%, to $104.3 million during the twelve months ended March 31, 2015 compared to $113.5 million during the same period last year, while the average yield increased to 1.94% during the twelve months ended March 31, 2015 from 1.87% during the same period last year. Over the past year the Bank has purchased several municipal bonds and one corporate bond that have yielded higher rates of interest compared to other investments within our portfolio and contributed to the overall increase in the average yield on investment securities. The largest decrease in the average balance of investment securities was in mortgage-backed securities, which declined $8.0 million to $79.1 million during the twelve months ended March 31, 2015 from $87.1 million during the same period last year. The proceeds from the mortgage-backed securities have been used to fund the decrease in the average time deposits over the same period

Interest Expense. Total interest expense decreased $254,000, or 13.3%, to $1.7 million during the twelve months ended March 31, 2015 from $1.9 million for the same period in fiscal 2014, as a result of the decrease in the average balance of interest bearing liabilities, primarily interest bearing time deposits, and a decrease in the average yield on interest bearing liabilities. Average interest bearing deposits decreased $17.7 million, or 7.6%, to $215.2 million for the twelve months ended March 31, 2015 from $232.9 million for the twelve months ended March 31, 2014. Over this same period, the average rate on interest bearing deposits declined from 0.82% for the twelve months ended March 31, 2014 to 0.77% for the twelve months ended March 31, 2015. A significant portion of our time deposits have already repriced in today’s low interest rate environment, as a result, the decrease in interest expense is more attributable to a decrease in average balances, particularly balances in time deposits, compared to interest rates.

During fiscal 2015, we were able to work towards changing the mix of our deposit portfolio compared to the same period last year by allowing higher costing time deposits to run off and partially replace them with lower costing core deposits, including savings, interest and noninterest-bearing checking, and money market accounts. The average balance of time deposits decreased $18.4 million to $160.8 million for the twelve months ended

March 31, 2015 compared to $179.2 million for the twelve months ended March 31, 2014. Over this same period, average core interest bearing deposits increased $765,000 to $54.5 million at March 31, 2015. The growth in core deposits is primarily a result of the continued efforts by our cash management and financial service teams.

Non-interest bearing deposits allow us to fund growth in interest earning assets at minimal cost. As a result of the growth generated primarily from the efforts of our cash management personnel and commercial loan officers in working with commercial loan clients to move their commercial loan deposits to Hamilton Bank, average non-interest bearing deposits increased $1.9 million, or 12.8%, to $16.8 million for the twelve months ended March 31, 2015, compared to $14.9 million for the twelve months ended March 31, 2014.

Since December 2014, the Bank has borrowed $6.0 million in short-term (maturity of less than a year) funds from the Federal Home Loan Bank (FHLB) at an average rate of 0.31% compared to no outstanding borrowings in fiscal 2014 or prior to December 2014. Additional funding was needed in the third fiscal quarter of 2015 to support new loan originations, as well as fund the decrease in deposits over that period. Short-term borrowing from the FHLB in today’s low interest rate environment is a more cost effective means to obtain funds compared to selling investment securities that are earning a higher yield.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest revenue from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing revenue or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of this table, average balances have been calculated using daily average balances, nonaccrual loans are included in average balances carrying a zero yield, and loan fees are included in interest income on loans.

	Years Ended March 31,
	2015			2014
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$20,077	$26	0.13%	$25,294	$37	0.15%
Investment securities (1)	25,228	566	2.24	26,399	505	1.91
Mortgage-backed securities	79,113	1,459	1.84	87,110	1,614	1.85
Loans (2)	146,720	7,338	5.00	153,019	8,080	5.28

Total interest-earning assets	271,138	9,389	3.46	291,822	10,236	3.51
Noninterest-earning assets	22,492			22,966

Total assets	$293,630			$314,788

Interest-bearing liabilities:
Certificates of deposit	$160,764	$1,611	1.00%	$179,191	$1,868	1.04%
Money market	29,168	36	0.12	28,761	35	0.12
Statement savings	15,343	8	0.05	15,394	8	0.05
NOW accounts	9,967	3	0.03	9,558	5	0.05

Total interest-bearing deposits	215,242	1,658	0.77	232,904	1,916	0.82
Borrowings	1,489	4	0.27	—	—	—

Total interest-bearing liabilities	216,731	1,662	0.77	232,904	1,916	0.82
Noninterest-bearing liabilities:
Noninterest bearing deposits	16,765			14,869
Other noninterest-bearing liabilities	1,879			2,236

Total liabilities	235,375			250,009
Total equity	58,255			64,779

Total liabilities and equity	$293,630			$314,788

Net interest income		$7,727			$8,320

Net interest rate spread (3)			2.69%			2.68%

Net interest-earning assets (4)	$54,407			$58,918

Net interest margin (5)			2.85%			2.85%

Average interest-earning assets to average average interest-bearing liabilities	125.10%			125.30%

(1)	Includes U.S agency and treasury securities, municipal and corporate bonds and to a much lesser extent, FHLMC and Federal Home Loan Bank equity securities.
(2)	Loans on non-accrual status are included in average loans carrying a zero yield.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing libilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	2015 Compared to 2014
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$(7)	$(4)	$(11)
Investment securities	(22)	83	61
Mortgage-backed securities	(148)	(7)	(155)
Loans receivable	(333)	(409)	(742)

Total interest-earning assets	(510)	(337)	(847)

Interest-bearing liabilities:
Certificates of Deposit	(192)	(65)	(257)
Money Market	—	1	1
Statement savings	—	—	—
NOW accounts	—	(2)	(2)
Borrowings	—	4	4

Total interest-bearing liabilities	(192)	(62)	(254)

Change in net interest income	$(318)	$(275)	$(593)

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. The provision for loan loss losses for the year ended March 31, 2015 was $170,000, a decrease of $1.7 million compared to a provision for loan losses of $1.9 million for the year ended March 31, 2014. We were able to record less of a provision during fiscal 2015 compared to fiscal 2014 due to fewer charge-offs and improved asset quality. Management identified probable losses in the loan portfolio and recorded net charge-offs of $266,000 for the twelve months ended March 31, 2015, compared to $2.2 million for the twelve months ended March 31, 2014.

The allowance for loan losses was $1.7 million, or 75.0% of non-performing loans at March 31, 2015 compared to $1.8 million, or 35.4% of non-performing loans at March 31, 2014. During the twelve months ended March 31, 2015, loan charge offs totaled $323,000 with recoveries of $58,000, compared to $2.3 million in charge offs and $117,000 in recoveries during the twelve months ended March 31, 2014. The allowance for loan loss to gross loans was 1.05% at March 31, 2015 compared to 1.23% at March 31, 2014. During fiscal year 2015 and into fiscal 2016, we expect that we will continue our emphasis in growing commercial real estate and commercial business loans, which are generally considered to bear higher risk than one-to four-family mortgage loans and could contribute to higher provisions going forward.

Noninterest Revenue. Noninterest revenue increased $30,000, or 2.9%, to $1.1 million for the twelve months ended March 31, 2015 compared to fiscal 2014. The following table outlines the changes in noninterest revenue for the twelve month periods.

	Years Ended March 31,
	2015	2014	$Change	% Change
Service charges	$383,261	$365,900	$17,361	4.7
Gain on sale of investment securities	271,551	171,890	99,661	58.0
Gain on sale of loans held for sale	35,066	28,858	6,208	21.5
Gain on sale of property and equipment	1,832	82,518	(80,686)	(97.8)
Earnings on bank-owned life insurance	357,891	379,410	(21,519)	(5.7)
Other fees and commissions	36,234	26,806	9,428	35.2

Total noninterest revenue	$1,085,835	$1,055,382	$30,453	2.9

Noninterest revenue primarily increased as a result of increases in service charges and gain on sale of investment securities. The increase in service charges primarily pertain to fees associated with deposit products. We have continued to focus on growing our core deposits, particularly checking accounts, which generate more service fee income, as well as cross sell deposit products and services through our cash management team. In addition, we continually monitor our fee structure on transactional accounts to be competitive with our market.

The increase in gain on sale of investments is a result of a lower interest rate environment compared to the same time last year. This provided the opportunity for us to sell several securities at a gain that previously contained some extension risk and provide additional funding needs for a declining deposit base.

The gain on sale of loans held for sale is attributable to the revenues earned on loans sold in the secondary market and the premiums associated with such sales. We sell our newly originated one-to four-family residential mortgage loans with a maturity greater than 10 years to the secondary market with service released to assist in managing our interest rate risk in anticipation of rising interest rates.

Offsetting the increases in noninterest revenue were decreases in gain on sale of property and equipment and earnings on bank-owned life insurance (BOLI). The decrease in gain on sale of property and equipment pertains to the closure and sale of our Belmar branch location in December 2013. Earnings on BOLI decreased as a result of lower earning rates received on this investment during the twelve months ended March 31, 2015 compared to the same period last year.

Noninterest Expense. Noninterest expense decreased $395,000, or 4.1%, to $9.3 million for the twelve months ended March 31, 2015 compared to $9.7 million for the twelve months ended March 31, 2014. The following table outlines the changes in noninterest expense for the twelve month periods.

	Years Ended March 31,
	2015	2014	$Change	% Change
Salaries and benefits	$5,058,906	$4,634,525	$424,381	9.2
Occupancy	746,762	877,458	(130,696)	(14.9)
Advertising	141,288	250,340	(109,052)	(43.6)
Furniture and equipment	314,282	338,003	(23,721)	(7.0)
Data processing	547,227	605,446	(58,219)	(9.6)
Legal services	279,520	484,689	(205,169)	(42.3)
Other professional services	374,520	511,524	(137,004)	(26.8)
Merger related expenses	73,505	—	73,505	N/A
Deposit insurance premiums	231,442	251,535	(20,093)	(8.0)
Foreclosed real estate expense and losses	222,041	575,640	(353,599)	(61.4)
Other operating	1,304,657	1,159,836	144,821	12.5

Total noninterest expense	$9,294,150	$9,688,996	$(394,846)	(4.1)

The $395,000 decrease in noninterest expense during the twelve months ended March 31, 2015, as compared to the same period of 2014, was attributable to a decrease in all expense categories except salaries and benefits, merger related expenses, and other operating expenses.

Salaries and benefits increased $424,000 in fiscal 2015 compared to fiscal 2014 due to the cost associated with equity awards granted to officers in February 2014 under the 2013 Equity Incentive Plan and the hiring of new commercial lending personnel. The equity awards provide for management to have a vested interest in the performance of the Company and share in the benefit from the increase in shareholder value. The awards to officers are expensed through salaries while awards to directors are expensed through other operating expense. The cost of these awards to officers for the twelve months ending March 31, 2015 was $303,000 compared to $51,000 during the prior year. In addition, we hired new personnel in the beginning of fiscal 2015 with the experience and background to assist in restructuring our commercial loan platform and enhance our analysis and monitoring processes. We were able to bring the commercial loan underwriting process in-house versus utilizing an outside third party in the past. This has contributed to the improvement in our asset quality, as well the reduction in charged-off loans.

During the second half of fiscal 2015, the Company incurred approximately $165,000 in expenses associated with potential merger related activities, of which $74,000 includes costs relating to the due diligence performed on Fairmount Bancorp, Inc. (Fairmount) and the drafting of a definitive agreement to merge Fairmount into Hamilton Bancorp, Inc., pending regulatory approval. These costs are considered non-recurring expenses of the Company.

Other operating expenses include daily operating expenses such as telephone, stationary and printing, dues and subscriptions, fees associated with correspondent banks, director compensation, and other smaller operating expenses. During the twelve months ending March 31, 2015 these expenses increased $145,000 to $1.3 million, or 12.5% compared to the same period a year ago. The increase is due to $117,000 in expense associated with equity awards granted to directors compared to $20,000 in the prior year and the natural increase in costs associated with doing business on a year-to-year basis.

The largest decreases in noninterest expenses included decreases in foreclosed real estate expense and losses, legal services, other professional services, advertising, and occupancy expense.

The decrease in foreclosed real estate expense and losses pertains to a $154,000 loss recognized in the prior year on the sale of an REO property, along with a $339,000 write-down in the fair value of another REO property at the end of fiscal 2014. This same REO property is still held by the Bank and was again written down by $221,000 to its fair value at the end of fiscal 2015 based upon a new appraisal that is performed annually. This property is still being marketed.

The combined reduction of $342,000 in legal services and other professional services during the twelve months ending March 31, 2015 compared to the same period a year ago is attributable to the reduction in problem assets and the cost associated with collecting on those credits. In addition, we looked to reduce or perform more functions internally versus outsourcing to a third party vendor.

Lastly, the decrease in advertising and occupancy expense, along with other expenses during fiscal 2015 compared to fiscal 2014 is a result of management diligently looking for ways to cut or reduce costs and improve efficiency going forward. We are more focused in our marketing plan, along with monitoring more closely the costs associated with daily operations and their overall impact. Management and staff are reviewing existing vendor contracts and discussing cost reductions and/or alternative means.

Income Tax Expense. We recorded a $337,000 tax benefit for the year ended March 31, 2015 after a net loss before income taxes of $652,000, compared to a $992,000 tax benefit for the year ended March 31, 2014 after a net loss before income taxes of $2.2 million. The effective income tax rate was a negative 51.8% for the twelve months ended March 31, 2015 and 45.3% for the twelve months ended March 31, 2014. The reason the effective tax rate in both periods was negative is a result of the net loss before income taxes, as well as the impact from tax-exempt revenue.

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

Although we experienced a significant increase in delinquent and non-performing commercial real estate and commercial business loans during fiscal 2012, the substantial majority (approximately 78%) of such loans experiencing issues at March 31, 2012 were related to loan participations and loan purchases that we entered into prior to fiscal 2010 and prior to hiring experienced commercial lending staff and fully establishing our own commercial lending program. During 2010, we decided that we would not purchase or participate in commercial business or commercial real estate loans in the near future, although we may look at opportunities for participations and purchases on a case by case basis. As a result of our new policies and procedures in fiscal 2015, along with in-house commercial underwriting, we once again have entered into loan participations and purchases with other financial institutions. Participations and loan purchases provide another opportunity, if underwritten and monitored properly, to increase our lending in a competitive market.

In fiscal 2015, we have revised our commercial loan underwriting policies, implemented a new loan monitoring system and hired additional staff dedicated to ensuring that all required loan information and documentation is obtained at the time a loan is originated and that such information is updated as required by our underwriting policies. This loan monitoring system, which tracks loans originated by the Bank, as well as loan participations and purchased loans, is also integrated with our general ledger, which allows management to monitor loan payment history and changes in loan status on a real time basis. In addition, we have established a formal loan delinquency committee to address delinquent and non-performing loans. We believe that the improvements that we have made to our commercial lending capabilities during the last two years have allowed us to successfully implement our strategy of increasing our commercial lending operations.

Collection Procedures. When a residential mortgage borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. With respect to residential real estate loans, we generally send a written notice of non-payment to the borrower 15 days after a loan is first past due. When a loan becomes 90 days past due, the loan is turned over to our attorneys to ensure that further collection activities are conducted in accordance with applicable laws and regulations. All residential mortgage loans past due 90 days are put on non-accrual and reported to the board of directors monthly. If our attorneys do not receive a response from the borrower, or if the terms of any payment plan established are not followed, then foreclosure proceedings will be implemented. Management submits an Asset Classification Report detailing risk ratings and changes to risk ratings to the board of directors on a monthly basis.

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

Commercial loan officers are responsible for the prompt follow up with borrowers who become delinquent on commercial loans. Officers determine the cause of the delinquency and work with the borrower to institute a short-term plan to eliminate the delinquency. Commercial loans that become over 30 days delinquent are reported to the Chief Lending Officer for collection. If no reasonable plan to cure a delinquency over 60 days is reached, the Bank will initiate legal action, repossession, foreclosure, non-accrual or charge-off. When a commercial loan becomes 75 days delinquent, the Chief Lending Officer is required to re-verify all documentation, including adequate insurance coverage. Commercial loans 90 days delinquent are generally placed on non-accrual and evaluated for impairment to determine if charge-off is necessary. All loans over 90 days delinquent are reported to the board of directors monthly. All charged-off loans and subsequent recoveries are reported in aggregate on a monthly basis to the appropriate members of senior management and the Board of Directors. Prior to the extension of non-accrual status beyond six months, a request for extension must be properly executed with appropriate approval signed by the President. At the time the loan is placed in non-accrual, the accrued, but unpaid interest is reversed against the loan account in accordance with the Bank’s non-accrual policy. A loan may not be removed from non-accrual status until the loan is paid current or, under a modification agreement, an adequate period of time has passed in which the borrower has demonstrated the ability to make payments and their cashflow supports the payment going forward. At this point, management will determine whether or not to return the loan to accrual status.

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

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At March 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$628	$284	$1,006	$706	$757
One- to four-family investor	11	159	372	305	—
Construction	1,375	1,552	1,003	1,337	—
Commercial	—	—	1,407	2,598	695
Commercial business loans	226	2,041	1,307	2,375	—
Consumer loans:
Home equity loans and lines of credit	15	204	37	30	—
Other consumer	—	—	—	18	—

Total non-accrual loans	2,255	4,240	5,132	7,369	1,452

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
One- to four-family residential	—	—	—	—	—
One- to four-family investor	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	301	—	—	—
Commercial business loans	—	500	—	—	165
Consumer loans:
Home equity loans and lines of credit	—	—	—	—	—
Other consumer	—	—	—	—	7

Total loans delinquent 90 days or greater and still accruing	—	801	—	—	172

Total non-performing loans	2,255	5,041	5,132	7,369	1,624

Other real estate owned and foreclosed assets:
Real estate loans:
One- to four-family residential	12	—	—	—	—
One- to four-family investor	—	—	—	—	—
Construction	443	664	—	—	—
Commercial	—	—	756	756	—
Commercial business loans	—	—	—	—	—
Consumer loans:
Home equity loans and lines of credit	—	—	—	—	—
Other consumer	—	—	—	—	—

foreclosed assets	455	664	756	756	—

Total non-performing assets	2,710	5,705	5,888	8,125	1,624

Performing troubled debt restructurings	5,339	1,538	1,458	1,417	—

Total non-performing assets and performing troubled debt restructurings	$8,049	$7,243	$7,346	$9,542	$1,624

Ratios:
Non-performing loans to total loans	1.41%	3.48%	3.18%	4.25%	0.91%
Non-performing assets to total assets	0.93%	1.88%	1.77%	2.55%	0.48%

Non-performing loans totaled $2.3 million at March 31, 2015 compared to $5.0 million at March 31, 2014, a decrease of $2.8 million. Non-performing loans associated with all loan types, except one-to four-family residential loans, decreased during fiscal 2015 compared to fiscal 2014. The largest decrease in non-performing loans was in commercial business loans which decreased $2.3 million to $226,000 at March 31, 2015 compared to $2.5 million at March 31, 2014. Non-performing assets to total assets decreased 50.5% to 0.93% at March 31, 2015 compared to 1.88% at March 31, 2014. The following graph below shows the decrease in non-accrual loans during fiscal 2015 on a month-by-month basis as a percentage of gross loans:

At March 31, 2015, non-performing commercial construction loans consisted of one loan with a contractual principal balance of $2.6 million and a recorded investment balance of $1.4 million. The loan is participated with three other financial institutions. Hamilton Bank is not the lead lender and has a 20% participation in this loan. The project involves the construction of a church that has been on-going for almost eight years and requires an additional $2.1 million to complete. All participants have agreed to not fund the additional monies needed to complete the project and the church is continuing to seek refinance of the project with another lender. The participants have looked into potentially selling the note at a 40% discount to reduce their lending position. Based upon this value, Hamilton Bank has charged-off $1.0 million of this loan balance during the year ended March 31, 2014 to reduce the Bank’s recorded investment balance from $2.6 million to $1.6 million and placed the loan on nonaccrual. Since being placed on nonaccrual, the Bank has collected $175,000 in interest payments and accounted for this balance as a principal reduction, further reducing the investment balance down to $1.4 million at March 31, 2015. The borrower, however, continues to be current in making their interest only payments.

Non-performing commercial business loans amounted to $226,000 and consisted of four loans. One of these loans, with a contractual principal balance of $66,000 and a recorded investment balance of $44,000 ($17,000 charged-off to date) is secured by four adjacent undeveloped lots and the business assets of the company. The loan was placed on non-accrual in August 2013. Since that time, $6,000 in interest payments have been received and accounted for as a reduction in the outstanding principal balance. During fiscal 2015 the borrower shut down the operations of the business due to continued losses and began the liquidation of the collateral. The four undeveloped lots are currently under contract for sale and no additional charge-offs are anticipated.

A second non-performing commercial business loan is a term loan that has a contractual and recorded investment balance of $49,000 at March 31, 2015. In the prior year, this loan was classified as a trouble debt restructure (TDR) due to a reduction in the loan payment and capitalization of any outstanding interest owed. The borrower is in the food industry and has been reporting losses due to a decrease in business activity and an increase in food prices and labor. In fiscal 2015, the borrower again asked for a further reduction to the monthly loan payment due to recent medical issues. This request was granted and the outstanding interest was capitalized. The term of the note has not been extended and the borrower is now on non-accrual. Any payments received will be accounted for against principal. A rental property has been pledged as a secondary source of collateral and is valued at roughly $345,000. We do not anticipate any charge-off under this loan.

There are two non-performing commercial business loans that are partially guaranteed by the Small Business Administration (“SBA”). The first loan has a contractual balance of $264,000 and a recorded investment balance of $122,000. This loan is 50% guaranteed by the SBA. The borrower installed solar panel systems for both residential and commercial customers. Due to declining business and net losses, the borrower decided to close the business in January 2014. Collateral on the loan consisted of an investment property and the personal residence of the guarantor, along with the business assets of the company. This collateral has been liquidated and applied against the principal of the loan. The Bank has charged-off $131,000 to date or roughly its 50% portion of the contractual balance of the loan. The remaining principal loan balance represents anticipated payment from the SBA based upon its 50% guarantee.

The second SBA loan has an outstanding balance of $11,000 and is 75% guaranteed by the SBA. The loan is secured by the business assets, primarily vehicles, of a failed vehicle towing company. The vehicles were sold in fiscal 2014 and the proceeds of $123,000 were applied against the outstanding principal balance. The Bank charged-off $47,000 in fiscal 2013 and subsequently received $186,000 from the SBA for their 75% guaranty. The borrower’s primary residence has been pledged as collateral, with the Bank in a second lien position. The foreclosure process one the residence has begun. It cannot be determined if there will be an additional charge-off at this time.

The balance of non-performing residential loans at March 31, 2015 totaled $639,000, one of which was a non-owner occupied (investor) loan with a principal balance of $11,000. Non-performing residential loans consist of 17 loans in total, including 5 loans that comprise $487,000, or 76.2% of the outstanding balance. During fiscal 2015, the bank has charged-off $10,000 on one of these five loans. The remaining four have been evaluated for impairment and no impairment was identified as of March 31, 2015.

As of March 31, 2015, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $124,000.

Troubled Debt Restructurings. At March 31, 2015, Hamilton Bank had total TDRs of $5.5 million, including five one- to four-family residential real estate loans totaling $1.4 million, two commercial real estate loans totaling $3.4 million, and three commercial business loans equaling $674,000. All the TDRs pertaining to one- to four-family residential real estate loans were performing in accordance with their modified terms, except a single one-to four-family residential real estate loan for $74,000 which is on non-accrual.

The two commercial real estate loans totaling $3.4 million became TDR’s at the end of the second fiscal quarter of 2015. Both loans are to the same borrower and are performing as agreed under the modification agreement. The property securing both loans is currently on the market and the borrower has a pending contract for sale contingent upon proper due diligence.

Two of the three commercial business loans that are TDRs totaling $60,000 are on non-accrual and reported as non-performing for the year ended March 31, 2015. The third commercial business loan has been performing under its modified terms for the past year and was returned to accrual status in the fourth quarter of fiscal 2015.

We had $2.4 million of TDRs at March 31, 2014, which included $1.5 million in one- to four-family residential real estate loans that were performing in accordance with their modified terms and three commercial business loans totaling $937,000, two of which were on non-accrual totaling $870,000 and reported as non-performing loans.

Delinquent Loans. The following table sets forth certain information regarding delinquencies in our loan portfolio.

	60 to 89 Days Delinquent		90 or More Days Delinquent		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At March 31, 2015:
Real estate loans:
One- to four-family residential	3	$159	13	$476	16	$635
One- to four-family investor	—	—	1	11	1	11
Construction	—	—	1	1,375	1	1,375
Commercial	—	—	—	—	—	—
Commercial business loans	2	734	4	226	6	960
Consumer loans:
Home equity loans and lines of credit	—	—	1	6	1	6
Other consumer	—	—	—	—	—	—

Total loans	5	$893	20	$2,094	25	$2,987

At March 31, 2014:
Real estate loans:
One- to four-family residential	—	$—	16	$283	16	$283
One- to four-family investor	—	—	2	159	2	159
Construction	1	1,242	—	—	1	1,242
Commercial	—	—	1	301	1	301
Commercial business loans	2	2,173	5	1,802	7	3,975
Consumer loans:
Home equity loans and lines of credit	—	—	4	205	4	205
Other consumer	—	—	—	—	—	—

Total loans	3	$3,415	28	$2,750	31	$6,165

At March 31, 2013:
Real estate loans:
One- to four-family residential	5	$179	17	$999	22	$1,178
One- to four-family investor	—	—	5	372	5	372
Construction	—	—	1	1,003	1	1,003
Commercial	—	—	1	1,407	1	1,407
Commercial business loans	—	—	1	319	1	319
Consumer loans:
Home equity loans and lines of credit	—	—	1	37	1	37
Other consumer	—	—	—	—	—	—

Total loans	5	$179	26	$4,137	31	$4,316

At March 31, 2012:
Real estate loans:
One- to four-family residential	1	$7	8	$706	9	$713
One- to four-family investor	—	—	4	305	4	305
Construction	—	—	1	1,337	1	1,337
Commercial	—	—	2	2,598	2	2,598
Commercial business loans	—	—	5	2,375	5	2,375
Consumer loans:
Home equity loans and lines of credit	—	—	2	30	2	30
Other consumer	1	1	3	18	4	19

Total loans	2	$8	25	$7,369	27	$7,377

At March 31, 2011:
Real estate loans:
One- to four-family residential	—	$—	9	$757	9	$757
One- to four-family investor	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	1	695	1	695
Commercial business loans	—	—	2	165	2	165
Consumer loans:
Home equity loans and lines of credit	—	55	—	—	2	55
Other consumer	—	—	2	7	2	7

Total loans	2	$55	14	$1,624	16	$1,679

The decrease in loans 90 or more days delinquent between March 31, 2012 and March 31, 2015 resulted primarily from decreases in non-performing commercial real estate loans and commercial business loans. See the discussion of non-performing loans above for additional information regarding loans that are 90 or more days delinquent for the period ended March 31, 2015.

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

The following table sets forth information regarding classified assets and special mention assets at March 31, 2015, 2014 and 2013.

	At March 31,
	2015	2014	2013
	(In thousands)
Classification of Assets:
Substandard	$7,237	$10,180	$13,472
Doubtful	—	—	—
Loss	—	—	—

Total Adversely Classified Assets	$7,237	$10,180	$13,472

Special Mention	$7,742	$7,820	$3,040

The following graph shows both special mention and substandard loans, including unfunded commitments, as a percentage of gross loans throughout fiscal 2015:

At March 31, 2015, substandard assets consisted of two commercial real estate loans to the same borrower totaling $3.4 million, one commercial construction loan for $1.4 million, 7 commercial business loans totaling $1.4 million, and one foreclosed commercial construction property for $456,000. At that same date, there were 17 residential mortgage loans totaling $660,000 that were classified as substandard, of which $501,000 related to five loans. In addition, one loan totaling $11,000 of the $660,000 residential mortgages classified as substandard were investor type loans. Lastly, there was one home equity loan totaling $6,000 that was classified as substandard.

At March 31, 2015, there are no doubtful loans.

At March 31, 2015, special mention loans consisted of 7 one-to-four family mortgage loans totaling $1.7 million, one of which was an investor loan for $61,000 and three were TDR’s equaling $1.4 million and performing as agreed under the TDR terms. Also included in special mention loans are 3 commercial real estate loans totaling $2.9 million, two of which are to the same borrower equaling $2.5 million and eight commercial business loans totaling $3.1 million, one of which is for $1.9 million.

Analysis and Determination of the Allowance for Loan Losses. We maintain the allowance through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Recoveries on loans charged-off are restored to the allowance for loan losses. The allowance for loan losses is maintained at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. The level of allowance for loan losses is based on management’s periodic review of the collectability of the loans principally in light of our historical experience, augmented by the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. We evaluate our allowance for loan losses on a quarterly basis or more frequently if deemed necessary. Management has modified the analysis in fiscal 2015 to specifically reflect recent changes in the loan portfolio, the commercial lending staff, and our internal credit administration procedures. We have made adjustments to the external factors in the calculation during the year as we believe the local economy has improved slightly. We will continue to monitor all items involved in the allowance calculation closely. Additional information on our methodology for calculating the allowance for loan losses is described in this Item 7 above under “—Critical Accounting Policies—Allowance for Loan Losses.”

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

We recorded a provision for loan losses of $170,000 for the year ended March 31, 2015 and a provision for loan losses of $1.9 million for the year ended March 31, 2014. The allowance for loan losses was $1.7 million, or 1.05% of total loans, at March 31, 2015, compared to $1.8 million, or 1.23% of total loans, at March 31, 2014. The decreased provision reflects management’s view of the risks inherent in the loan portfolio. Our non-performing loans decreased by $2.8 million, or 55.3%, to $2.3 million at March 31, 2015 from $5.0 million at March 31, 2014. During the year ended March 31, 2015, net loan charge-offs decreased to $266,000, compared to $2.2 million of net charge-offs during fiscal 2014. During fiscal 2015, our allowance for loan losses decreased $96,000 due to a $2.8 million decrease in our non-performing loans and a $1.9 million, or 87.7%, decrease in net charge-offs compared to fiscal 2014. These improvements were partially offset by reserves that were recorded based upon the overall growth in the loan portfolio of $15.6 million.

The following graph shows the allowance for loan losses as a percentage of gross loans throughout fiscal 2015 on a month-by-month basis:

Analysis of Loan Loss Experience. The following table sets forth the analysis of the activity in the allowance for loan losses for the fiscal years indicated:

	At or For the Year Ended March 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance at beginning of year	$1,786	$2,071	$3,552	$1,183	$567
Charge-offs:
One- to four-family residential	55	75	255	337	—
One- to four-family investor	83	131	—	—	—
Construction	—	1,000	337	—	—
Commercial real estate	—	—	701	12	—
Commercial business	84	1,059	1,904	—	—
Home equity loans and lines of credit	101	11	5	—	—
Other consumer	—	—	9	—	—

Total charge-offs	323	2,276	3,211	349	—

Recoveries:
One- to four-family residential	4	24	—	—	—
One- to four-family investor	1	—	—	—	—
Construction	—	—	—	—	—
Commercial real estate	—	47	—	—	—
Commercial business	48	45	—	—	—
Home equity loans and lines of credit	3	—	—	—	—
Other consumer	1	1	—	—	—

Total recoveries	57	117	—	—	—

Net loan charge-offs	(266)	(2,159)	(3,211)	(349)	—
Additions charged to operations	170	1,874	1,730	2,718	616

Balance at end of year	$1,690	$1,786	$2,071	$3,552	$1,183

Total loans outstanding	$160,388	$144,819	$161,272	$173,518	$179,219
Average net loans outstanding	$146,720	$153,019	$163,930	$176,107	$181,122
Allowance for loan losses as a percentage of total loans at end of year	1.05%	1.23%	1.28%	2.05%	0.66%

Net loans charged-off as a percent of average net loans outstanding	0.18%	1.41%	1.96%	0.20%	0.00%

Allowance for loan losses to non-performing loans	74.97%	35.44%	40.36%	48.20%	72.84%

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

	At March 31,
	2015		2014		2013
	Amount	Percent of Loans in Each Category to Loans	Amount	Percent of Loans in Each Category to Loans	Amount	Percent of Loans in Each Category to Loans
	(Dollars in thousands)
One- to four-family residential	$319	18.9%	$445	39.8%	$315	39.6%
One- to four-family investor	114	6.7	83	9.7	57	9.8
Construction	68	4.0	61	2.3	417	2.2
Commercial real estate	586	34.7	576	28.6	613	22.5
Commercial business	473	28.0	591	10.8	636	16.7
Home equity loans and lines of credit	99	5.8	27	8.0	32	8.5
Other consumer	1	0.1	3	0.8	1	0.7
Unallocated	30	1.8	—	—	—	—

Total	$1,690	100.0%	$1,786	100.0%	$2,071	100.0%

	At March 31,
	2012		2011
	Amount	Percent of Loans in Each Category to Loans	Amount	Percent of Loans in Each Category to Loans
	(Dollars in thousands)
One- to four-family residential	$246	44.2%	$554	51.5%
One- to four-family investor	96	9.9	98	10.9
Construction	1,048	2.2	49	3.6
Commercial real estate	880	17.9	160	11.7
Commercial business	1,232	15.7	194	10.8
Home equity loans and lines of credit	42	9.4	38	10.8
Other consumer	—	0.7	1	0.7
Unallocated	8	—	89	—

Total	$3,552	100.00%	$1,183	100.00%

Market Risk Management

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Asset-Liability Management Committee (ALCO) is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors.

Historically, we have operated as a traditional thrift institution. A significant portion of our assets consist of longer-term, fixed-rate residential mortgage loans and securities, which we have funded primarily with deposits. Since 2009, in an effort to improve our earnings and to decrease our exposure to interest rate risk, we have genrally sold all newly originated residential mortgage loans with terms of over ten years into the secondary market and we have shifted our focus to originating commercial real estate and commercial business loans. Such loans generally have shorter maturities than one- to four-family residential mortgage loans.

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model which is provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. We also estimate the impact over a five year time horizon. The following table shows the estimated impact on net interest income for the one-year period beginning March 31, 2015 resulting from potential changes in interest rates. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Rate Shift (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$6,998	(12.5)%
+300	$7,302	(8.7)%
+200	$7,577	(5.3)%
+100	$7,815	(2.3)%
Level	$7,997	—
-100	$7,624	(4.7)%
-200	$7,354	(8.0)%
-300	$7,344	(8.2)%

(1)	The calculated changes assume an immediate shock of the static yield curve.

Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model, which is also provided to us by the same independent third party as the net interest income analysis. This analysis measures the difference between predicted changes in the present value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. As with the net interest income simulation model, the estimates of changes in the economic value of our equity require certain assumptions to be made. These assumptions include loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

Rate Shift (1)	Economic Value of Equity	% Change In Equity from Level
	(Dollars in thousands)
+400	$31,873	(42.7)%
+300	$37,603	(32.5)%
+200	$44,102	(20.8)%
+100	$50,502	(9.3)%
Level	$55,663	—
-100	$58,279	4.7%
-200	$60,631	8.9%
-300	$64,843	16.5%

(1)	The calculated changes assume an immediate shock of the static yield curve.

Liquidity and Capital Management

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. In addition, we have the ability to borrow from the Federal Home Loan Bank of Atlanta (FHLB). At March 31, 2015, we had $6.0 million in borrowings from the FHLB and the capacity to borrow approximately $50.1 million more, subject to our pledging sufficient assets. Historically we have not used borrowings to fund our operations, and have not had any borrowings for several years until December 2014.

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

Our primary investing activities are the origination of one- to four-family real estate loans, commercial real estate, commercial business, construction and consumer loans, and the purchase of securities. For the year ended March 31, 2015, loan originations (including original commitment amount) totaled $52.7 million, compared to $19.1 million for the year ended March 31, 2014. Purchases of investment and mortgage-backed securities totaled $23.2 million for the year ended March 31, 2015 and $27.6 million for the year ended March 31, 2014.

Total deposits decreased $16.5 million during the year ended March 31, 2015, while total deposits decreased $21.3 million during the year ended March 31, 2014. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. The decrease in deposits during fiscal 2015 and 2014 was attributable to our on-going efforts to reduce our reliance on certificates of deposit as a funding source. We continued to allow higher costing certificates of deposit to runoff at maturity during fiscal 2015, as we focused on increasing the level of core deposits. At March 31, 2015, certificates of deposit scheduled to mature within one year totaled $86.0 million. Whether we retain these deposits will be determined in part by the interest rates we are willing to pay on such deposits.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2015 and 2014, we exceeded all of the applicable regulatory capital requirements for the Bank, including a new requirement under Basel III to obtain a minimum common equity core (Tier 1) capital to risk-weighted assets ratio of 4.5%. To be classified as a well-capitalized bank, we must have a common equity core (Tier 1) capital to risk-weighted assets ratio of at least 6.5%. For the year ended March 31, 2015, our common equity to Tier 1 capital was $44.2 million, or 24.37%, of total assets. Basel III was not in effect as of the prior year, and therefore, there is no ratio to report for the year ended March 31, 2014.

Our core (Tier 1) capital was $44.2 million and $44.0 million, or 15.82% and 15.10% of total assets, at March 31, 2015 and 2014, respectively. In order to be classified as “well-capitalized” under federal banking regulations, we were required to have core capital of at least $14.0 million, or 5.0% of assets, as of March 31, 2015. To be classified as a well-capitalized bank, we must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%, and a Tier 1 risk-based capital to risk-weighted assets of at least 8%. At March 31, 2015 and 2014, we had total risk-based capital ratios of 25.32% and 28.38%, respectively, and Tier 1 risk-based capital ratios of 24.37% and 27.28%, respectively. Our regulatory risk weighted capital ratios decreased during fiscal 2015 primarily as a result of our risk-weighted assets increasing $20.0 million due to an increase in commercial loans and new weighting of assets under the new Basel III regulatory guidelines, while our core capital ratio year over year increased as a result of our adjusted total assets decreasing $12.3 million. Overall capital levels remained relatively the same from fiscal 2014 to fiscal 2015.

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

Evaluation of Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of March 31, 2015. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including Hamilton Bank, in reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Managements Report and Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of March 31, 2015 is effective.

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

Information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act, information regarding any changes in procedures for stockholders to recommend director nominees, and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 17, 2015 (the “Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Nominating Committee Procedures—Procedures to be Followed by Stockholders,” “Corporate Governance and Board Matters—Committees of the Board of Directors” and “Corporate Governance and Board Matters—Committees of the Board of Directors.

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

The following table sets forth information as of March 31, 2015 about Company common stock that may be issued upon the exercise of options under the Hamilton Bancorp, Inc. 2013 Equity Incentive Plan. The plan was approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	219,650	$13.85	209,520
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	219,650	$13.85	209,520

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Articles of Incorporation of Hamilton Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-182151), as amended, initially filed with the SEC on June 15, 2012).

3.2	Bylaws of Hamilton Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-182151), as amended, initially filed with the SEC on June 15, 2012).

4	Form of Common Stock Certificate of Hamilton Bancorp, Inc. Bylaws of Hamilton Bancorp, Inc. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (File No. 333-182151), as amended, initially filed with the SEC on June 15, 2012).

10.1	Employment Agreement between Hamilton Bank and Robert A. DeAlmeida (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-35693) filed with the SEC on October 15, 2012).

10.2	Employment Agreement between Hamilton Bancorp, Inc. and Robert A. DeAlmeida (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 001-35693) filed with the SEC on October 15, 2012).

10.3	Change in Control Agreement of John P. Marzullo (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 001-35693) filed with the SEC on October 15, 2012).

10.4	Hamilton Bank Non-Qualified Supplemental Employee Stock Ownership Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 001-35693) filed with the SEC on October 15, 2012).

10.5	Hamilton Bank Executive Split Dollar Agreement with Robert A. DeAlmeida (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-182151), as amended, initially filed with the SEC on June 15, 2012).

10.6	Hamilton Bank Agreement for Deferred Compensation of Salaries (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-182151), as amended, initially filed with the SEC on June 15, 2012).

10.7	Hamilton Bank Agreement for Deferred Compensation of Board Fees (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-182151), as amended, initially filed with the SEC on June 15, 2012).

10.8	Hamilton Bancorp, Inc. 2013 Equity Incentive Plan (Incorporated by reference to Appendix A of the Proxy Statement for the 2013 Annual Meeting of Stockholders (File No. 1-35693), filed October 18, 2013).

10.9	Change in Control Agreement of Ellen R. Fish

21	Subsidiaries of Registrant

23	Consent of Rowles & Company, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAMILTON BANCORP, INC.

Date: June 26, 2015	By:	/s/ Robert A. DeAlmeida
Robert A. DeAlmeida President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert A. DeAlmeida Robert A. DeAlmeida	President and Chief Executive Officer (Principal Executive Officer)	June 26, 2015

/s/ John P. Marzullo John P. Marzullo	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 26, 2015

/s/ Carol L. Coughlin Carol L. Coughlin	Chairperson of the Board	June 26, 2015

/s/ Joseph J. Bouffard Joseph J. Bouffard	Director	June 26, 2015

/s/ William E. Ballard William E. Ballard	Director	June 26, 2015

/s/ Russell K. Frome Russell K. Frome	Director	June 26, 2015

/s/ William W. Furr William W. Furr	Director	June 26, 2015

/s/ Bobbi R. Macdonald Bobbi R. Macdonald	Director	June 26, 2015

/s/ James R. Farnum, Jr. James R. Farnum, Jr.	Director	June 26, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Hamilton Bancorp, Inc.

Towson, Maryland

We have audited the accompanying consolidated statements of financial condition of Hamilton Bancorp, Inc. and Subsidiary as of March 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hamilton Bancorp, Inc. and Subsidiary as of March 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Baltimore, Maryland

June 26, 2015

8100 Sandpiper Circle, Suite 308, Baltimore, Maryland 21236

443-725-5395 FAX 443-725-5074

Website: www.Rowles.com

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

March 31, 2015 and March 31, 2014

	March 31, 2015	March 31, 2014
Assets
Assets
Cash and due from banks	$3,294,273	$3,471,505
Federal funds sold and Federal Home Loan Bank deposit	6,226,976	10,312,341
Interest-bearing deposits in other banks	7,122,639	19,289,464

Cash and cash equivalents	16,643,888	33,073,310
Investment securities available for sale	92,939,751	103,553,274
Federal Home Loan Bank stock, at cost	522,700	266,000
Loans held for sale	581,139	—
Loans, less allowance for loan losses of $1,690,236 and $1,785,973	158,594,958	142,913,591
Premises and equipment	1,972,348	2,101,587
Foreclosed real estate	455,575	664,020
Accrued interest receivable	835,940	789,800
Bank-owned life insurance	12,359,969	12,002,078
Deferred income taxes	1,961,850	2,360,726
Income taxes refundable	—	659,859
Goodwill and other intangible assets	2,802,765	2,835,765
Other assets	1,368,886	1,549,057

Total Assets	$291,039,769	$302,769,067

Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$16,652,771	$15,327,161
Interest-bearing deposits	205,666,121	223,493,010

Total deposits	222,318,892	238,820,171
Borrowings	6,000,000	—
Advances by borrowers for taxes and insurance	619,028	669,797
Other liabilities	1,302,141	1,508,831

Total liabilities	230,240,061	240,998,799

Commitments and contingencies	—	—

Shareholders’ Equity
Common stock, $.01 par value, 100,000,000 shares authorized. Issued: 3,417,713 shares at March 31, 2015 and 3,595,100 shares at March 31, 2014	34,177	35,951
Additional paid in capital	30,832,815	32,910,362
Retained earnings	32,752,071	33,066,380
Unearned ESOP shares	(2,518,040)	(2,666,160)
Accumulated other comprehensive income	(301,315)	(1,576,265)

Total shareholders’ equity	60,799,708	61,770,268

Total Liabilities and Shareholders’ Equity	$291,039,769	$302,769,067

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

Years Ended March 31, 2015 and 2014

	2015	2014
Interest revenue
Loans, including fees	$7,337,434	$8,079,762
U.S. treasuries and government agencies	414,022	450,727
Municipal and corporate bonds	139,989	42,971
Mortgage-backed securities	1,459,333	1,613,607
Federal funds sold and other bank deposits	37,684	48,900

Total interest revenue	9,388,462	10,235,967

Interest expense
Deposits	1,657,588	1,915,969
Borrowed funds	4,221	—

Total interest expense	1,661,809	1,915,969

Net interest income	7,726,653	8,319,998
Provision for loan losses	170,000	1,873,557

Net interest income after provision for loan losses	7,556,653	6,446,441

Noninterest revenue
Service charges	383,261	365,900
Gain on sale of investment securities	271,551	171,890
Gain on sale of loans held for sale	35,066	28,858
Gain on sale of property and equipment	1,832	82,518
Earnings on bank-owned life insurance	357,891	379,410
Other	36,234	26,806

Total noninterest revenue	1,085,835	1,055,382

Noninterest expenses
Salaries	3,886,252	3,438,146
Employee benefits	1,172,654	1,196,379
Occupancy	746,762	877,458
Advertising	141,288	250,340
Furniture and equipment	314,282	338,003
Data processing	547,227	605,446
Legal services	279,520	484,689
Other professional services	374,520	511,524
Merger related expenses	73,505	—
Deposit insurance premiums	231,442	251,535
Foreclosed real estate expense, writedowns and losses	222,041	575,640
Other operating	1,304,657	1,159,836

Total noninterest expense	9,294,150	9,688,996

Loss before income taxes	(651,662)	(2,187,173)
Income tax benefit	(337,353)	(991,789)

Net loss	$(314,309)	$(1,195,384)

Loss per common share - basic and diluted	$(0.10)	$(0.35)

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

Years Ended March 31, 2015 and 2014

	2015	2014
Net loss	$(314,309)	$(1,195,384)
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	2,376,994	(3,086,986)
Reclassification adjustment for realized (gain) loss on investment securities available for sale included in net loss	(271,551)	(171,890)

Total unrealized gain (loss) on investment securities available for sale	2,105,443	(3,258,876)
Income tax expense (benefit) relating to investment securities available for sale	830,493	(1,285,864)

Other comprehensive income (loss)	1,274,950	(1,973,012)

Total comprehensive income (loss)	$960,641	$(3,168,396)

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended March 31, 2015 and 2014

	Common stock	Additional paid-in capital	Retained earnings	Unearned ESOP shares	Accumulated other comprehensive income	Total shareholders’ equity
Balance March 31, 2013	$37,030	$35,554,350	$34,261,764	$(2,814,280)	$396,747	$67,435,611

Net loss	—	—	(1,195,384)	—	—	(1,195,384)
Unrealized loss on available for sale securities, net of tax effect of $(1,285,864)	—	—	—	—	(1,973,012)	(1,973,012)
Repurchase of common stock	(1,851)	(2,751,329)	—	—	—	(2,753,180)
Stock based compensation - options	—	34,868	—	—	—	34,868
Restricted stock - compensation and activity	772	34,891	—	—	—	35,663
ESOP shares allocated for release	—	37,582	—	148,120	—	185,702

Balance March 31, 2014	35,951	32,910,362	33,066,380	(2,666,160)	(1,576,265)	61,770,268

Net loss	—	—	(314,309)	—	—	(314,309)
Unrealized gain on available for sale securities, net of tax effect of $830,493	—	—	—	—	1,274,950	1,274,950
Repurchase of common stock	(1,816)	(2,524,542)	—	—	—	(2,526,358)
Restricted stock - compensation and activity	42	210,878	—	—	—	210,920
Stock based compensation - stock options	—	209,209	—	—	—	209,209
ESOP shares allocated for release	—	26,908	—	148,120	—	175,028

Balance March 31, 2015	$34,177	$30,832,815	$32,752,071	$(2,518,040)	$(301,315)	$60,799,708

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended March 31, 2015 and 2014

	2015	2014
Cash flows from operating activities
Interest received	$9,788,679	$11,008,154
Fees and commissions received	417,663	547,079
Interest paid	(1,661,812)	(1,926,884)
Cash paid to suppliers and employees	(8,216,949)	(8,986,518)
Origination of loans held for sale	(3,305,750)	(2,162,283)
Proceeds from sale of loans held for sale	2,759,677	2,387,885
Income tax refund received	565,595	1,334,017

Net cash provided by operating activities	347,103	2,201,450

Cash flows from investing activities
Proceeds from sale of securities available for sale	11,776,244	13,224,898
Proceeds from maturing and called securities available for sale, including principal pay downs	23,994,244	21,309,689
Purchase of investment securities available for sale	(23,242,712)	(27,649,576)
(Purchase) redemption of Federal Home Loan Bank stock	(256,700)	134,600
Loans made, net of principal repayments	(15,847,543)	13,290,514
Purchase of premises and equipment	(145,152)	(93,224)
Proceeds from sale of foreclosed real estate	—	601,250
Proceeds from sale of premises and equipment	23,500	224,052

Net cash provided (used) by investing activities	(3,698,119)	21,042,203

Cash flows from financing activities
Net increase (decrease) in
Deposits	(16,501,279)	(21,286,704)
Advances by borrowers for taxes and insurance	(50,769)	(99,203)
Borrowings	6,000,000	—
Repurchase of common stock	(2,526,358)	(2,753,180)

Net cash used by financing activities	(13,078,406)	(24,139,087)

Net decrease in cash and cash equivalents	(16,429,422)	(895,434)
Cash and cash equivalents at beginning of period	33,073,310	33,968,744

Cash and cash equivalents at end of period	$16,643,888	$33,073,310

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Continued)

	2015	2014
Reconciliation of net loss to net cash provided (used) by operating activities
Net loss	$(314,309)	$(1,195,384)
Adjustments to reconcile net loss to net cash provided by operating activities
Amortization of premiums on securities	462,741	661,134
Gain on sale of investment securities	(271,551)	(171,890)
Loss on sale of foreclosed real estate	—	154,409
Writedown of foreclosed real estate	221,005	339,294
Loan premium amortization	—	15,334
Deposit premium amortization	—	(10,000)
Core deposit intangible asset amortization	33,000	41,000
Premises and equipment depreciation and amortization	252,723	310,935
Loss (gain) on disposal of premises and equipment	(1,832)	(82,518)
Stock based compensation	420,129	70,531
Provision for loan losses	170,000	1,873,557
ESOP shares allocated for release	175,027	185,702
Decrease (increase) in
Accrued interest receivable	(46,140)	71,612
Loans held for sale	(581,139)	196,743
Cash surrender value of life insurance	(357,891)	(379,411)
Income taxes refundable and deferred income taxes	228,242	342,228
Other assets	180,171	(161,638)
Increase (decrease) in
Accrued interest payable	(3)	(915)
Deferred loan origination fees	(16,383)	24,108
Other liabilities	(206,687)	(83,381)

Net cash provided by operating activities	$347,103	$2,201,450

Noncash investing activity
Real estate acquired through foreclosure	$12,560	$1,003,314

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2015

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

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

Investment Securities. Management determines the appropriate classification of investment securities at the time of purchase. Securities that may be sold before maturity are classified as available for sale and carried at fair value. Investment securities that management has the intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. All investment securities held by Hamilton at March 31, 2015 and 2014 are classified as available for sale.

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

Federal Home Loan Bank Stock. Federal Home Loan Bank of Atlanta (the “FHLB”) stock is an equity interest in the FHLB, which does not have a readily determinable fair value for purposes of generally accepted accounting principles, because its ownership is restricted and it lacks a market. FHLB stock is carried at cost, which approximates fair value and can be sold back only at par value of $100 per share and only to the FHLB or another member institution. As a member of the FHLB, the Bank is required to purchase stock based on its total assets. Additional stock is purchased and redeemed based on the outstanding FHLB advances to the Bank. As of March 31, 2015 and 2014, the Company owned shares totaling $522,700 and $266,000, respectively.

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

Loans are reported at their outstanding unpaid principal balance adjusted for the allowance for loan losses, premiums on loans acquired, and/or any deferred fees or costs on originated loans. Interest revenue is accrued on the unpaid principal balance. Loan origination fees and the direct costs of underwriting and closing loans are recognized over the life of the related loan as an adjustment to yield using a method that approximates the interest method. Any differences that arise from prepayment will result in a recalculation of the effective yield.

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

Loans are considered impaired when, based on current information, management considers it unlikely that collection of principal and interest payments will be made according to contractual terms. If collection of principal is evaluated as doubtful, all payments are applied to principal. Impaired loans are measured at the present value of expected cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through an allocation of the allowance for loan losses and corresponding provision for loan losses. Generally, identified impairments are charged-off against the allowance for loan losses.

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

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

Subsequent Events. Management has evaluated events and transactions subsequent to March 31, 2015 through the date these financial statements were available to be issued. The Bank closed its Towson branch in Baltimore County on May 1, 2015. On May 4, 2015 our administrative office, also located in Towson, became a full service branch. Management felt it made sense to close the Towson branch due to its close proximity to the administrative office of the Bank. Closing the branch will assist in cost savings and is not expected to compromise the convenience or service to our customers in the Towson area. The Bank entered into a contract and sold the Towson branch building on June 23, 2015 at a gain.

On April 15, 2015, Hamilton Bancorp, Inc. (“Hamilton Bancorp”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Hamilton Bancorp, Hamilton Acquisition Corp. (a wholly owned subsidiary of Hamilton Bancorp) and Fairmount Bancorp, Inc. (“Fairmount Bancorp”), pursuant to which, among other things,

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Fairmount Bancorp will merge with and into Hamilton Bancorp, with Hamilton Bancorp as the surviving entity, and immediately thereafter, Fairmount Bank will be merged with and into Hamilton Bank with Hamilton Bank as the surviving bank (collectively, the “Merger”).

Under the terms of the Merger Agreement, stockholders of Fairmount Bancorp will receive a cash payment equal to thirty dollars ($30.00) for each share of Fairmount Bancorp common stock, or an aggregate of approximately $15.4 million.

The transaction has been approved by the Board of Directors of each company and is expected to close in the quarter ending September 30, 2015. Completion of the Merger is subject to customary closing conditions, including the receipt of required regulatory approvals and the approval of Fairmount Bancorp’s stockholders.

There were no other significant subsequent events identified that would affect the presentation of the financial statements.

Note 2: New Accounting Pronouncements

Recent Accounting Pronouncements

ASU No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). The guidance clarifies when an “in substance repossession or foreclosure” occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, such that all or a portion of the loan should be derecognized and the real estate property recognized. ASU 2014-04 states that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments of ASU 2014-04 also require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. ASU 2014-04 became effective for interim and annual periods beginning after December 15, 2014, and did not have a significant impact on our financial statements.

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

Both the basic and diluted earnings per share for the years ended March 31, 2015 and 2014 are summarized below:

	Year Ended	Year Ended
	March 31, 2015	March 31, 2014
Net loss	$(314,309)	$(1,195,384)
Average common shares outstanding	3,180,865	3,369,863
Loss per common share - basic and diluted	$(0.10)	$(0.35)

During the years ended March 31, 2015 and 2014, none of the common stock equivalents were dilutive due to the average fair value of our common stock being lower than the exercise price of outstanding stock options during both periods.

Note 4: Correspondent Bank Relationships

The Bank normally carries balances with other banks that exceed the federally insured limit. The average balance carried in excess of the limit, including unsecured federal funds sold to the same banks, was $17,206,112 and $18,140,476 for the years ended March 31, 2015 and 2014, respectively.

Banks are required to carry non-interest bearing cash reserves at specified percentages of deposit balances. The Bank’s normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 5: Investment Securities Available for Sale

The amortized cost and fair value of securities at March 31, 2015 and 2014, are summarized as follows:

March 31, 2015	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government agencies	$17,509,211	$3,363	$200,627	$17,311,947
Municipal bonds	2,149,114	168,016	—	2,317,130
Corporate bonds	2,000,000	—	46,736	1,953,264
Mortgage-backed securities	71,779,015	387,015	808,620	71,357,410

	$93,437,340	$558,394	$1,055,983	$92,939,751

March 31, 2014	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. government agencies	$24,539,483	$20,505	$1,146,883	$23,413,105
Municipal bonds	3,241,992	95,568	—	3,337,560
Mortgage-backed securities	78,368,150	367,505	1,960,066	76,775,589

	106,149,625	483,578	3,106,949	103,526,254
FHLMC stock	6,681	20,339	—	27,020

	$106,156,306	$503,917	$3,106,949	$103,553,274

Proceeds from sales of investment securities were $11,776,244 and $13,224,898 during the years ended March 31, 2015 and 2014, respectively, with gains of $282,128 and losses of $10,577 for the year ended March 31, 2015 and gains of $304,960 and losses of $133,070 for the year ended March 31, 2014.

As of March 31, 2015 and 2014, all mortgage-backed securities are backed by U.S. Government- Sponsored Enterprises (GSE’s).

As of March 31, 2015 and 2014, the Company had pledged one security to the Federal Reserve Bank with a book value of $2,000,000 for both periods and a fair value of $1,970,080 and $1,845,068, respectively.

The amortized cost and estimated fair value of debt securities by contractual maturity at March 31, 2015 and 2014 follow. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available for Sale
	March 31, 2015		March 31, 2014
	Amortized cost	Fair value	Amortized cost	Fair value
Maturing
Within one year	$509,211	$512,574	$1,017,006	$1,032,051
Over one to five years	—	—	4,522,476	4,527,248
Over five to ten years	19,000,000	18,752,637	17,000,000	15,904,931
Over ten years	2,149,114	2,317,130	5,241,993	5,286,435
Mortgage-backed, in monthly installments	71,779,015	71,357,410	78,368,150	76,775,589

	$93,437,340	$92,939,751	$106,149,625	$103,526,254

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following table presents the Company’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position at March 31, 2015 and 2014.

	Less than 12 months		12 months or longer		Total
March 31, 2015	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
U.S. government agencies	$11,208	$3,988,792	$189,419	$12,810,581	$200,627	$16,799,373
Municipal bonds	—	—	—	—	—	—
Corporate bonds	46,736	1,953,264	—	—	46,736	1,953,264
Mortgage-backed securities	187,176	9,687,070	621,444	33,241,821	808,620	42,928,891

	$245,120	$15,629,126	$810,863	$46,052,402	$1,055,983	$61,681,528

	Less than 12 months		12 months or longer		Total
March 31, 2014	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
U.S. government agencies	$995,320	$17,004,680	$151,563	$2,848,437	$1,146,883	$19,853,117
Municipal bonds	—	—	—	—	—	—
Mortgage-backed securities	1,712,098	48,609,006	247,968	7,216,678	1,960,066	55,825,684

	$2,707,418	$65,613,686	$399,531	$10,065,115	$3,106,949	$75,678,801

The gross unrealized losses on debt securities are not considered by management to be other-than-temporary impairments. Management has the intent and ability to hold these securities until recovery of their value. In most cases, temporary impairment is caused by market interest rate fluctuations.

Note 6: Loans Receivable and Allowance for Loan Losses

Loans receivable, excluding loans held for sale, consist of the following at March 31, 2015 and 2014:

	March 31, 2015		March 31, 2014
	Amount	% of Total	Amount	% of Total
Real estate loans:
One-to four-family:
Residential	$49,864,923	31%	$57,673,450	40%
Residential construction	3,955,702	2%	473,271	0%
Investor (1)	12,971,519	8%	14,000,119	10%
Commercial	59,273,398	37%	41,406,424	28%
Commercial construction	2,405,849	1%	2,794,793	2%

	128,471,391	79%	116,348,057	80%
Commercial	18,489,603	12%	15,656,599	11%
Home equity loans	12,261,292	8%	11,660,531	8%
Consumer	1,166,155	1%	1,154,007	1%

Total Loans	160,388,441	100%	144,819,194	100%

Net deferred loan origination fees and costs	(103,247)		(119,630)
Allowance for loan losses	(1,690,236)		(1,785,973)

	$158,594,958		$142,913,591

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

The following tables set forth for the years ended March 31, 2015 and 2014, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

						Allowance		Loan Balance
						Individually	Collectively	Individually	Collectively
						evaluated	evaluated	evaluated	evaluated
	Allowance	Provision for	Charge		Allowance	for	for	for	for
March 31, 2015	3/31/2014	loan losses	offs	Recoveries	3/31/2015	impairment	impairment	impairment	impairment
Real estate loans:
One-to four-family	$528,362	$38,738	$138,821	$5,291	$433,570	$97,632	$335,938	$2,092,580	$64,699,564
Commercial	575,881	9,936	—	—	585,817	—	585,817	3,358,447	55,914,951
Commercial construction	60,361	7,474	—	—	67,835	—	67,835	1,374,530	1,031,319
Commercial	590,975	(82,390)	83,879	48,421	473,127	730	472,397	2,010,424	16,479,179
Home equity loans	27,181	169,990	100,693	2,505	98,983	—	98,983	15,229	12,246,063
Consumer	3,213	(3,925)	—	1,439	727	—	727	—	1,166,155
Unallocated	—	30,177	—	—	30,177	—	30,177	—	—

	$1,785,973	$170,000	$323,393	$57,656	$1,690,236	$98,362	$1,591,874	$8,851,210	$151,537,231

						Allowance		Loan Balance
						Individually	Collectively	Individually	Collectively
		Provision for				evaluated	evaluated	evaluated	evaluated
	Allowance		Charge		Allowance	for	for	for	for
March 31, 2014	3/31/2013	loan losses	offs	Recoveries	3/31/2014	impairment	impairment	impairment	impairment
Real estate loans:
One-to four-family	$372,390	$337,416	$205,809	$24,365	$528,362	$168,487	$359,875	$1,913,630	$70,233,210
Commercial	613,047	(84,100)	—	46,934	575,881	—	575,881	3,363,584	38,042,840
Commercial construction	417,311	643,050	1,000,000	—	60,361	—	60,361	1,552,293	1,242,500
Commercial	635,840	968,537	1,058,733	45,331	590,975	259	590,716	3,953,618	11,702,981
Home equity loans	31,484	7,082	11,385	—	27,181	—	27,181	204,209	11,456,322
Consumer	1,152	1,572	—	489	3,213	—	3,213	—	1,154,007

	$2,071,224	$1,873,557	$2,275,927	$117,119	$1,785,973	$168,746	$1,617,227	$10,987,334	$133,831,860

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Past due loans, segregated by age and class of loans, as March 31, 2015 and 2014, were as follows:

			Loans				Accruing		Nonaccrual
	Loans	Loans	90 or more				loans 90 or		interest
	30-59 days	60-89 days	days	Total past	Current		more days	Nonaccrual	not
March 31, 2015	past due	past due	past due	due loans	loans	Total loans	past due	loans	accrued
Real estate loans:
One-to four-family	$299,259	$158,898	$487,617	$945,774	$65,846,370	$66,792,144	$—	$639,191	$28,338
Commercial	—	—	—	—	59,273,398	59,273,398	—	—	—
Commercial construction	—	—	1,374,530	1,374,530	1,031,319	2,405,849	—	1,374,530	11,975
Commercial	—	733,809	225,573	959,382	17,530,221	18,489,603	—	225,573	82,789
Home equity loans	—	—	6,000	6,000	12,255,292	12,261,292	—	15,229	980
Consumer	187	492	—	679	1,165,476	1,166,155	—	—	—

	$299,446	$893,199	$2,093,720	$3,286,365	$157,102,076	$160,388,441	$—	$2,254,523	$124,082

			Loans				Accruing		Nonaccrual
	Loans	Loans	90 or more				loans 90 or		interest
	30-59 days	60-89 days	days	Total past	Current		more days	Nonaccrual	not
March 31, 2014	past due	past due	past due	due loans	loans	Total loans	past due	loans	accrued
Real estate loans:
One-to four-family	$253,465	$—	$442,355	$695,820	$71,451,020	$72,146,840	$—	$442,355	$29,409
Commercial	—	—	301,295	301,295	41,105,129	41,406,424	301,295	—	—
Commercial construction	—	1,242,500	—	1,242,500	1,552,293	2,794,793	—	1,552,293	—
Commercial	439,603	2,172,968	1,801,746	4,414,317	11,242,282	15,656,599	500,000	2,040,864	71,850
Home equity loans	—	—	204,209	204,209	11,456,322	11,660,531	—	204,209	9,697
Consumer	7,629	—	—	7,629	1,146,378	1,154,007	—	—	—

	$700,697	$3,415,468	$2,749,605	$6,865,770	$137,953,424	$144,819,194	$801,295	$4,239,721	$110,956

Impaired Loans as of March 31, 2015 and 2014 were as follows:

	Unpaid	Recorded	Recorded
	contractual	investment	investment	Total		Average
	principal	with no	with	recorded	Related	recorded	Interest
March 31, 2015	balance	allowance	allowance	investment	allowance	investment	recognized
Real estate loans:
One-to four-family	$2,221,429	$652,411	$1,440,169	$2,092,580	$97,632	$2,176,952	$72,593
Commercial	3,433,669	3,358,447	—	3,358,447	—	3,359,762	157,242
Commercial construction	2,549,027	1,374,530	—	1,374,530	—	1,775,778	—
Commercial	2,730,393	1,961,074	49,350	2,010,424	730	2,810,816	96,056
Home equity loans	67,924	15,229	—	15,229	—	40,701	112
Consumer	—	—	—	—	—	—	—

	$11,002,442	$7,361,691	$1,489,519	$8,851,210	$98,362	$10,164,009	$326,003

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

	Unpaid	Recorded	Recorded
	contractual	investment	investment	Total		Average
	principal	with no	with	recorded	Related	recorded	Interest
March 31, 2014	balance	allowance	allowance	investment	allowance	investment	recognized
Real estate loans:
One-to four-family	$2,103,937	$442,355	$1,471,275	$1,913,630	$168,487	$2,015,371	$85,927
Commercial	5,212,253	3,363,584	—	3,363,584	—	3,381,166	278,249
Commercial construction	2,552,293	1,552,293	—	1,552,293	—	2,546,048	174,501
Commercial	5,405,706	3,886,889	66,729	3,953,618	259	4,664,305	319,389
Home equity loans	215,594	204,209	—	204,209	—	153,943	8,315
Consumer	—	—	—	—	—	—	—

	$15,489,783	$9,449,330	$1,538,004	$10,987,334	$168,746	$12,760,833	$866,381

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

The following tables present the March 31, 2015 and 2014 balances of classified loans based on the risk grade. Classified loans include Special Mention, Substandard, and Doubtful loans. The Bank had no loans classified as Doubtful or Loss as of March 31, 2015 or 2014.

March 31, 2015	Pass	Special mention	Substandard	Total
Real estate loans:
One-to four-family	$64,467,025	$1,678,604	$646,515	$66,792,144
Commercial	52,979,048	2,935,904	3,358,446	59,273,398
Commercial construction	1,031,319	—	1,374,530	2,405,849
Commercial	13,966,656	3,126,880	1,396,067	18,489,603
Home equity loans	12,255,292	—	6,000	12,261,292
Consumer	1,165,476	679	—	1,166,155

	$145,864,816	$7,742,067	$6,781,558	$160,388,441

Percentage of total loans	91.0%	4.8%	4.2%	100%

March 31, 2014	Pass	Special mention	Substandard	Total
Real estate loans:
One-to four-family	$69,979,745	$1,724,740	$442,355	$72,146,840
Commercial	35,187,711	2,855,129	3,363,584	41,406,424
Commercial construction	1,242,500	—	1,552,293	2,794,793
Commercial	8,462,441	3,240,542	3,953,616	15,656,599
Home equity loans	11,456,322	—	204,209	11,660,531
Consumer	1,154,007	—	—	1,154,007

	$127,482,726	$7,820,411	$9,516,057	$144,819,194

Percentage of total loans	88.0%	5.4%	6.6%	100%

Impaired loans also include certain loans that have been modified in troubled debt restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Bank’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Generally, nonaccrual loans

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

that are modified and considered TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

A summary of TDRs at March 31, 2015 and 2014 follows:

	Number of
March 31, 2015	contracts	Performing	Nonperforming	Total
Real estate loans:
One-to four-family	5	$1,366,132	$74,085	$1,440,217
Commercial	2	3,358,446	—	3,358,446
Commercial construction	—	—	—	—
Commercial	3	614,358	59,883	674,241
Home equity loans	—	—	—	—
Consumer	—	—	—	—

	10	$5,338,936	$133,968	$5,472,904

	Number of
March 31, 2014	contracts	Performing	Nonperforming	Total
Real estate loans:
One-to four-family	5	$1,471,275	$6,259	$1,477,534
Commercial	—	—	—	—
Commercial construction	—	—	—	—
Commercial	3	66,729	870,489	937,218
Home equity loans	—	—	—	—
Consumer	—	—	—	—

	8	$1,538,004	$876,748	$2,414,752

The following table presents the number of contracts and the dollar amount of TDR’s that were added during the year ended March 31, 2015 and 2014. The amount shown reflects the outstanding loan balance at the time of the modification.

	Year Ended March 31, 2015		Year Ended March 31, 2014
	Number of	Outstanding recorded	Number of	Outstanding recorded
	contracts	investment	contracts	investment
Real estate loans:
One-to four-family	—	$—	1	$72,104
Commercial	2	3,358,446	—	—
Commercial construction	—	—	—	—
Commercial	—	—	—	—
Home equity loans	—	—	—	—
Consumer	—	—	—	—

	2	$3,358,446	1	$72,104

The following table represents TDR loans that defaulted during the years ended March 31, 2015 and 2014, respectively, within twelve months of their restructuring. Payment default under a TDR is defined as any TDR that is 90 days or more past due since the loan was modified.

	Defaulted During The Year Ended March 31,
	2015		2014
TDR Loan Classification	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial	—	$—	1	$196,667

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The recorded investment of the commercial TDR loan as of March 31, 2014 reflects a partial charge-off of $47,060 during the quarter ended March 31, 2013 and a subsequent payment of $122,500 from the auction of repossessed equipment. There is additional collateral that the Bank has yet to collect upon. Management does not expect to incur any additional losses on this particular loan. As of March 31, 2015, the loan has a recorded investment balance of $10,533.

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

The Bank had the following outstanding commitments and unused lines of credit as of March 31, 2015 and 2014:

	March 31,	March 31,
	2015	2014
Unused commercial lines of credit	$8,074,686	$2,614,410
Unused home equity lines of credit	15,885,344	17,414,411
Unused consumer lines of credit	31,876	59,029
Residential construction loan commitments	5,325,095	976,829
Commercial construction loan commitments	1,129,681	47,021
Home equity loan commitments	337,000	142,200
Commercial loan commitments	269,000	2,589,249
Standby letter of credit	50,000	50,000

Note 7: Related Party Transactions

The officers and directors of the Bank enter into loan transactions with the Bank in the ordinary course of business. The terms of these transactions are similar to the terms provided to other borrowers entering into similar loan transactions. All related party loans are subject to review by management and the board of directors.

Activity in these loans during the years ended March 31, 2015 and 2014 was as follows:

	2015	2014
Balance - Beginning of year	$672,414	$721,558
New loans and lines of credit advances	78,400	6,400
Principal repayments	(58,581)	(55,544)

Balance - End of year	$692,233	$672,414

As of March 31, 2015 and 2014, respectively, related parties had $67,312 and $6,150 of credit available, under lines of credit. Deposits from officers and directors of the Bank totaled $1,697,936 and $1,850,454 at March 31, 2015 and 2014, respectively.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note: 8 Premises and Equipment

A summary of premises and equipment and the related depreciation and amortization as of March 31, is as follows:

	Estimated Useful
	Life	2015	2014
Land		$290,219	$290,219
Office buildings and improvements	3 - 39 years	2,869,429	2,825,293
Furniture and equipment	3 - 7 years	1,735,871	1,653,963
Automobiles	5 years	41,015	84,352

		4,936,534	4,853,827
Accumulated depreciation and amortization		(2,964,186)	(2,752,240)

Net premises and equipment		$1,972,348	$2,101,587

Depreciation and amortization expense		$252,723	$310,935

The Bank closed its Belmar branch in Baltimore City on August 2, 2013. Management closed the Belmar branch due to its close proximity to one of the Bank’s other four branch locations. The building and land were sold in December 2013 for $224,052 and the Bank recognized a gain of $82,518 on the sale.

The Bank has an operating lease for one of its existing branch locations in Baltimore County that has been extended through May 1, 2020. In addition, the Bank signed a sublease dated April 28, 2011, for its administrative office space located in Baltimore County that ends November 1, 2016. Each of the lease agreements have options to renew at the end of the lease term. Rental expense under the two leases for the years ended March 31, 2015 and 2014 was $390,912 and $387,535, respectively. The minimum future rental commitment under both agreements is as follows:

Year ending March 31,	Payments
2016	$441,681
2017	341,669
2018	137,865
2019	142,001
2020	146,261

$1,209,477

Note 9: Goodwill and Other Intangible Assets

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

The activity in goodwill and acquired intangible assets related to the branch purchase is as follows:

		Core deposit
	Goodwill	intangible
Balance March 31, 2013	$2,664,432	$212,333
Amortization	—	(41,000)

Balance March 31, 2014	2,664,432	171,333
Amortization	—	(33,000)

Balance March 31, 2015	$2,664,432	$138,333

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

At March 31, 2015, future expected annual amortization associated with the core deposit intangible is as follows:

Year ending March 31,	Amount
2016	$28,667
2017	28,000
2018	28,000
2019	28,000
2020	25,666

$138,333

Note 10: Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively:

	March 31, 2015		March 31, 2014
	Amount	% of Total	Amount	% of Total
Savings	$16,933,011	8%	$15,951,875	7%
Noninterest-bearing checking	16,652,771	7%	15,327,161	6%
Interest-bearing checking	11,003,370	5%	9,067,604	4%
Money market accounts	28,033,238	13%	28,382,326	12%
Time deposits	149,696,502	67%	170,091,205	71%

Total deposits	$222,318,892	100%	$238,820,171	100%

The aggregate amount of time deposits in denominations of $100,000 or more were $60,613,903 and $68,356,091 at March 31, 2015 and 2014, respectively.

A schedule of maturity of time deposits is as follows:

Maturity period	2015	2014
Within one year	$86,141,923	$102,001,002
Over one year through two years	32,497,524	37,294,279
Over two years through three years	13,139,593	15,716,214
Over three years through four years	8,396,156	6,762,094
Over four years through five years	9,521,306	8,317,616

	$149,696,502	$170,091,205

Note 11: Lines of Credit and Federal Home Loan Bank Advances

The Bank may borrow up to $5,000,000 from a correspondent bank under a secured federal funds line of credit and $1,000,000 under an unsecured federal funds line of credit. The Bank would be required to pledge investment securities to draw upon the secured line of credit. There were no borrowings under these lines of credit at March 31, 2015 and 2014.

Borrowings consist of advances from the Federal Home Loan Bank (FHLB). The Bank may borrow up to 20 percent of its assets under a line of credit agreement with the FHLB. Advances under the line of credit are secured by investments and certain loans owned by the Bank. As of March 31, 2015 and March 31, 2014, the Bank had $50,140,000 and $58,100,000, respectively, of available credit from the FHLB. Advances would be limited by the balance of investment securities and loans available for pledge. As a condition of obtaining the line of credit from the FHLB, the FHLB also requires the Bank purchase shares of capital stock in the FHLB. Information relating to borrowings at March 31, 2015 is presented below. There were no borrowings at or during the year ended March 31, 2014.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

	March 31, 2015
	Amount	Rate	Maturity Date
FHLB advance	$2,000,000	0.21%	6/3/2015
FHLB advance	2,000,000	0.28%	9/3/2015
FHLB advance	2,000,000	0.43%	3/3/2016

At period end	$6,000,000

Note 12: Income Taxes

The provisions for income taxes for the years ended March 31, 2015 and 2014 consist of the following components:

	March 31,
	2015	2014
Current:
Federal	$111,039	$(590,715)
State	(16,776)	(181,134)
Deferred income tax	(431,616)	(219,940)

Total	$(337,353)	$(991,789)

A reconciliation of the provision for taxes on income from the statutory federal income tax rate to the effective income tax rates follows:

	March 31,
	2015	2014
Tax at statutory federal income tax rate	$(221,565)	$(743,639)
Tax effect of:
Tax-exempt income	(160,891)	(141,850)
State income taxes, net of federal benefit	(2,419)	(135,773)
Nondeductible expenses and other	47,522	29,473

Income tax expense	$(337,353)	$(991,789)

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following is a summary of the tax effects of the temporary differences between financial and income tax accounting that give rise to deferred tax assets and deferred tax liabilities as of March 31:

	2015	2014
Deferred tax assets:
Allowance for loan losses	$679,643	$712,296
Nonaccrual interest	216,259	114,876
Deferred compensation	218,424	287,695
Foreclosed real estate write downs	221,010	133,834
Deferred loan costs	45,911	59,282
Charitable contribution carryforward	33,953	28,596
Net operating loss carryforward	529,318	333,022
Stock based payment awards	45,609	17,550
Unrealized loss on investment securities available for sale	196,274	1,026,766
AMT credit carryover	170,033	—
Accumulated depreciation	43,078	—

	2,399,512	2,713,917
Less valuation allowance	(10,509)	(2,418)

	2,389,003	2,711,499

Deferred tax liabilities:
Accumulated depreciation	—	827
FHLB stock dividends	67,245	67,245
Goodwill and other intangible assets	317,926	249,464
Other	41,982	33,237

	427,153	350,773

Net deferred tax asset	$1,961,850	$2,360,726

In management’s opinion, it is more likely than not that the Company will be able to realize the recorded net deferred income tax asset. This is based on management’s analysis, which includes projections of future taxable income. As of March 31, 2015, the Company recorded a valuation allowance related to the holding company’s State of Maryland net operating loss carryforward. As of March 31, 2015, the Company has a federal net operating loss carryforward of $1,139,286, which will begin to expire during the year ending March 31, 2034.

The Company’s tax returns are subject to review and examination by federal and state taxing authorities. The Company’s tax returns are currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended March 31, 2012 through March 31, 2015. In management’s opinion, the Company does not have any uncertain tax positions that are deemed material, and did not recognize any adjustments for unrecognized tax benefits.

Note 13: Regulatory Capital Ratios

Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.

The Basel III Capital Rules became effective for Hamilton Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted quarterly average assets (as defined).

In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include accumulated other comprehensive income in Common Equity Tier 1. Common Equity Tier 1 for Hamilton Bank is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Under the revised prompt corrective action requirements, as of January 1, 2015, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8%; (3) a total risk-based capital ratio of 10% and (4) a Tier 1 leverage ratio of 5%. Management believes that, as of March 31, 2015, The Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to Hamilton Bank.

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The following table presents actual and required capital ratios as of March 31, 2015 for Hamilton Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. The table presents actual and required capital ratios as of March 31, 2014 under the rules in effect prior to the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		To be well capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2015				(dollars in thousands)
Common equity tier 1 capital (to risk-weighted assets)	$44,187	24.37%	$8,160	4.50%	$12,694	7.00%	$11,787	6.50%
Total risk-based capital (to risk-weighted assets)	45,910	25.32%	14,508	8.00%	19,041	10.50%	18,134	10.00%
Tier 1 capital (to risk-weighted assets)	44,187	24.37%	10,881	6.00%	15,414	8.50%	14,508	8.00%
Tier 1 capital (to adjusted total assets)	44,187	15.82%	11,168	4.00%	11,168	4.00%	13,960	5.00%

	Actual		Minimum capital requirement				To be well capitalized (1)
	Amount	Ratio	Amount	Ratio			Amount	Ratio
March 31, 2014				(dollars in thousands)
Total risk-based capital (to risk-weighted assets)	$45,800	28.38%	$12,908	8.00%			$16,135	10.00%
Tier 1 capital (to risk-weighted assets)	44,014	27.28%	6,454	4.00%			9,681	6.00%
Tier 1 capital (to adjusted total assets)	44,014	15.10%	11,660	4.00%			14,575	5.00%

(1)–	Under prompt corrective action provisions

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

In its regulatory report filed as of March 31, 2015, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. Management is not aware of any events that would have caused this classification to change. Management has no plans that should change the classification of the capital adequacy.

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

Fair value measurements on a recurring basis

Securities available for sale – If quoted prices are available in an active market for identical assets, securities are classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. As of March 31, 2015 and 2014, the Bank has categorized its investment securities available for sale as follows:

March 31, 2015	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total
U.S. government agencies	$—	$17,311,947	$—	$17,311,947
Municipal bonds	—	2,317,130	—	2,317,130
Corporate bonds	—	1,953,264	—	1,953,264
Mortgage-backed securities	—	71,357,410	—	71,357,410

Total investment securities available for sale	$—	$92,939,751	$—	$92,939,751

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

March 31, 2014	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total
U.S. government agencies	$—	$23,413,105	$—	$23,413,105
Municipal bonds	—	3,337,560	—	3,337,560
Mortgage-backed securities	—	76,775,589	—	76,775,589
FHLMC stock	27,020	—	—	27,020

Total investment securities available for sale	$27,020	$103,526,254	$—	$103,553,274

Fair value measurements on a nonrecurring basis

Impaired Loans - The Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of March 31, 2015 and 2014, the fair values consist of recorded investment balances of $8,851,210 and $10,987,334 that have been written down by $98,362 and $168,746, respectively, as a result of specific loan loss allowances.

Foreclosed real estate – The Bank’s foreclosed real estate is measured at fair value less estimated cost to sell. As of March 31, 2015 and 2014, the fair value of foreclosed real estate was estimated to be $455,575 and $664,020, respectively. Fair value was determined based on offers and/or appraisals. Cost to sell the assets was based on standard market factors. The Company has categorized its foreclosed assets as Level 3.

March 31, 2015	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total
Impaired loans	$—	$—	$8,752,848	$8,752,848
Foreclosed real estate	—	—	455,575	455,575

Total impaired loans and foreclosed real estate	$—	$—	$9,208,423	$9,208,423

March 31, 2014	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total
Impaired loans	$—	$—	$10,818,588	$10,818,588
Foreclosed real estate	—	—	664,020	664,020

Total impaired loans and foreclosed real estate	$—	$—	$11,482,608	$11,482,608

The following table summarizes changes in foreclosed real estate for the years ended March 31, 2015 and 2014, which is measured on a nonrecurring basis using significant unobservable, level 3, inputs:

	Year Ended March 31,
	2015	2014
Balance, beginning of year	$664,020	$755,659
Transfer to foreclosed real estate	12,560	1,003,314
Proceeds from sale of foreclosed real estate	—	(601,250)
Loss on sale of foreclosed real estate	—	(154,409)
Write down of foreclosed real estate	(221,005)	(339,294)

Balance, end of year	$455,575	$664,020

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The remaining financial assets and liabilities are not reported on the balance sheets at fair value on a recurring basis. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	March 31, 2015		March 31, 2014
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets
Level 1 inputs:
Cash and cash equivalents	$16,643,888	$16,643,888	$33,073,310	$33,073,310

Level 2 inputs:
Loans held for sale	581,139	591,670	—	—
Federal Home Loan Bank stock	522,700	522,700	266,000	266,000
Bank-owned life insurance	12,359,969	12,359,969	12,002,078	12,002,078

Level 3 inputs:
Loans receivable, net	158,594,958	160,612,436	142,913,591	145,442,441
Financial liabilities
Level 1 inputs:
Advance payments by borrowers for taxes and insurance	619,028	619,028	669,797	669,797

Level 3 inputs:
Deposits	222,318,892	222,880,492	238,820,171	239,452,889
Borrowings	6,000,000	5,999,250	—	—

The fair values of cash and cash equivalents and advances by borrowers for taxes and insurance are estimated to equal the carrying amount.

The fair value of loans held for sale is based on commitments from investors.

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

The fair value of borrowings is estimated based on interest rates currently offered for borrowings of similar remaining maturities.

The fair value of outstanding loan commitments and unused lines of credit are considered to be the same as the contractual amounts, and are not included in the table above. These commitments generate fees that approximate those currently charged to originate similar commitments.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 15: Defined Contribution Retirement Plan

The Bank offers a retirement plan qualifying under section 401(k) of the Internal Revenue Code to its employees. The Plan covers all full-time employees with one year of service who have reached 18 years of age. The Bank contributes three percent of each participant’s eligible compensation to the Plan. The Bank may make elective deferrals as well, upon Board of Directors approval. During the years ended March 31, 2015 and 2014, the Bank recorded expense of $85,916 and $95,785, respectively, related to the 401(k) Plan.

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

The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 20-year term of the loan with funds from the Bank’s contributions to the ESOP and dividends paid on the stock, if any. The interest rate on the ESOP loan is an adjustable rate equal to the lowest prime rate, as published in the Wall Street Journal. The interest rate will adjust annually and will be the prime rate on the first business day of the calendar year. The interest rate on the loan as of March 31, 2015 is 3.25%.

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

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial condition. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the fair market value of the shares as they are committed to be released from the unallocated suspense account to participants’ accounts. The shares allocated will then become outstanding shares for earnings per share computations. The ESOP compensation expense for the years ended March 31, 2015 and 2014 was $191,771 and $211,345, respectively.

A summary of ESOP shares at March 31, 2015 and 2014 is as follows:

	2015	2014
Shares allocated to employees	44,436	29,624
Unearned shares	251,804	266,616

Total ESOP shares	296,240	296,240

Fair value of unearned shares	$3,444,679	$3,732,624

Note 17: Stock Based Compensation

In November 2013, the Company’s shareholders approved a new Equity Incentive Plan (the “2013 Equity Incentive Plan’’). The 2013 Equity Incentive Plan allows for up to 148,120 shares to be issued to employees, executive officers or Directors in the form of restricted stock, and up to 370,300 shares to be issued to employees, executive officers or Directors in the form of stock options. At March 31, 2015, there were 81,500 restricted stock awards issued and outstanding and 219,650 stock option awards granted under the 2013 Equity Incentive Plan.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Stock Options:

Under the above plan, the exercise price for stock options is the market price at date of grant. The maximum option term is ten years and the options granted shall vest in five equal annual installments of 20% with the first installment becoming exercisable on the first anniversary of the date of grant, or February 3, 2015, and succeeding installments on each anniversary thereafter, through February 3, 2019. The Company plans to issue new shares to satisfy share option exercises. The total cost that has been incurred for the stock option plan was $209,209 and $34,868 for the years ended March 31, 2015 and 2014, respectively.

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

2015
Risk free interest rate	2.07%
Expected term	7.0 years
Expected stock price volatility	27.30%
Dividend yield	0.00%

The fair value of the options granted was $4.65.

A summary of stock option activity for the years ended March 31, 2015 and 2014 is as follows:

Year ended March 31, 2015:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at beginning of period	225,150	$13.85	9.8 years
Granted	—	—	0
Exercised	—	—	0
Forfeited, exchanged or expired	(5,500)	13.85	0

Outstanding at end of period	219,650	$13.85	8.8 years

Vested at end of period	43,930	$13.85	8.8 years

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Year ended March 31, 2014:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at beginning of period	—	$—	—
Granted	225,150	13.85	10.0 years
Exercised	—	—	0
Forfeited, exchanged or expired	—	—	0

Outstanding at end of period	225,150	$13.85	9.8 years

Vested at end of period	—	$13.85	9.8 years

As of March 31, 2015, there was $801,969 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.8 years. As of March 31, 2015, the outstanding stock options have no intrinsic value because the stock price at March 31, 2015 was less than the weighted average exercise price.

Restricted Stock:

The specific terms of each restricted stock award are determined by the Compensation Committee at the date of the grant. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the grant date. Restricted stock awards granted shall vest in five equal annual installments of 20% with the first installment becoming vested on the first anniversary of the date of grant and succeeding installments on each anniversary thereafter.

A summary of changes in the Company’s nonvested shares for the year is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at April 1, 2014	77,250	$13.85
Granted	6,500	12.95
Vested	(15,000)	13.85
Forfeited	(2,250)	13.85

Nonvested at March 31, 2015	66,500	$13.76

Fair value of shares vested	$205,200

The following table outlines the vesting schedule of the nonvested restricted stock awards as of March 31, 2015:

Year ending March 31,	# of restricted shares
2016	16,300
2017	16,300
2018	16,300
2019	16,300
2020	1,300

66,500

The Company recorded restricted stock awards expense of $210,920 and $35,663 for the years ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there was $876,342 of total unrecognized compensation cost related to nonvested shares granted under the 2013 stock incentive plan. The cost is expected to be recognized over a weighted-average period of 4.3 years.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 18: Condensed Financial Statements of Parent Company

Presented below are the condensed statement of financial condition as of March 31, 2015 and 2014, and the related condensed statement of operations and condensed statement of cash flows for Hamilton Bancorp, Inc. for the years ended March 31, 2015 and 2014.

Condensed Statement of Financial Condition

	March 31, 2015	March 31, 2014
Assets
Cash and due from bank	$10,296,338	$8,750,970
Investment securities available-for-sale	981,710	4,913,669
ESOP loan receivable	2,565,219	2,676,994
Investment in bank subsidiary	46,910,011	45,325,948
Other assets	124,242	102,687

Total Assets	$60,877,520	$61,770,268

Liabilities	$77,812	$—

Shareholders’ Equity
Common stock	34,177	35,951
Additional paid in capital	30,832,815	32,910,362
Retained earnings	32,752,071	33,066,380
Unearned ESOP shares	(2,518,040)	(2,666,160)
Accumulated other comprehensive income	(301,315)	(1,576,265)

Total Shareholders’ Equity	60,799,708	61,770,268

Total Liabilities and Shareholders’ Equity	$60,877,520	$61,770,268

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Condensed Statement of Operations

	March 31, 2015	March 31, 2014
Interest revenue
Interest on bank deposits	$9,277	$10,068
Interest on investments	46,223	41,683
Interest on ESOP loan	86,094	89,641

Total interest revenue	141,594	141,392

Noninterest revenue
Gain on sale of investment securities	40,906	—

Noninterest expenses
Legal	72,502	56,625
Other professional services	60,511	28,040
Merger related expenses	73,505	—
Other operating	124,579	96,974

Total noninterest expenses	331,097	181,639

Loss before income tax benefit and equity in net loss of bank subsidiary	(148,597)	(40,247)
Income tax benefit	(54,960)	(13,684)

Loss before equity in net loss of bank subsidiary	(93,637)	(26,563)

Equity in net loss of bank subsidiary	(220,672)	(1,168,821)

Net loss	$(314,309)	$(1,195,384)

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Condensed Statement of Cash Flows

	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net loss	$(314,309)	$(1,195,384)
Adjustments to reconcile net loss to net cash used by operating activities:
Equity in undistributed net loss of subsidiary	220,672	1,168,821
Accretion of discount on investment securities	(10,040)	(1,108)
Gain on sale of investment securities	(40,906)	—
Increase in other assets	(48,392)	—
Increase in other liabilities	77,812	(20,941)

Net cash used by operating activities	(115,163)	(48,612)

Cash flows from investing activities:
Principal collected on ESOP loan	111,775	108,258
Proceeds from sale of securities available for sale	1,970,000	—
Proceeds from maturing and called securities available for sale, including principal pay downs	4,000,000	1,000,000
Purchase of investment securities available-for-sale	(1,919,054)	—

Net cash provided by investing activities	4,162,721	1,108,258

Cash flows from financing activities:
Repurchase of common stock	(2,502,190)	(2,753,180)

Net cash used by financing activities	(2,502,190)	(2,753,180)

Net increase (decrease) in cash and cash equivalents	1,545,368	(1,693,534)
Cash and cash equivalents at beginning of period	8,750,970	10,444,504

Cash and cash equivalents at end of period	$10,296,338	$8,750,970