Form 10-Q
period 2015-06-30
Hamilton Bancorp, Inc.
filed 2015-08-14
CIK 1551739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

3,418,113 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of August 14, 2015.

Hamilton Bancorp, Inc. and Subsidiaries

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

June 30, 2015 and March 31, 2015

	June 30, 2015	March 31, 2015
	(Unaudited)	(Audited)
Assets
Assets
Cash and due from banks	$3,573,543	$3,294,273
Federal funds sold and Federal Home Loan Bank deposit	1,771,729	6,226,976
Interest-bearing deposits in other banks	9,238,747	7,122,639

Cash and cash equivalents	14,584,019	16,643,888
Investment securities available for sale, at fair value	86,373,096	92,939,751
Federal Home Loan Bank stock, at cost	522,700	522,700
Loans held for sale	260,683	581,139
Loans, less allowance for loan losses of $1,673,225 and $1,690,236	167,945,754	158,594,958
Premises and equipment, net	1,865,735	1,972,348
Foreclosed real estate	443,015	455,575
Accrued interest receivable	773,407	835,940
Bank-owned life insurance	12,447,711	12,359,969
Deferred income taxes	2,249,091	1,961,850
Goodwill and other intangible assets	2,795,515	2,802,765
Other assets	1,188,571	1,368,886

Total Assets	$291,449,297	$291,039,769

Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$17,685,631	$16,652,771
Interest-bearing deposits	205,364,475	205,666,121

Total deposits	223,050,106	222,318,892
Borrowings	6,000,000	6,000,000
Advances by borrowers for taxes and insurance	970,939	619,028
Other liabilities	1,128,722	1,302,141

Total liabilities	231,149,767	230,240,061

Commitments and contingencies	—	—

Shareholders’ Equity
Common stock, $.01 par value, 100,000,000 shares authorized. Issued: 3,417,713 shares at June 30, 2015 and March 31, 2015	34,177	34,177
Additional paid in capital	30,941,264	30,832,815
Retained earnings	32,870,394	32,752,071
Unearned ESOP shares	(2,518,040)	(2,518,040)
Accumulated other comprehensive loss	(1,028,265)	(301,315)

Total shareholders’ equity	60,299,530	60,799,708

Total Liabilities and Shareholders’ Equity	$291,449,297	$291,039,769

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,
	2015	2014

Interest revenue
Loans, including fees	$1,940,608	$1,842,227
U.S. government agencies	91,353	106,393
Municipal and corporate bonds	34,806	35,865
Mortgage-backed securities	297,594	388,335
Federal funds sold, FHLB stock and other bank deposits	10,618	13,785

Total interest revenue	2,374,979	2,386,605

Interest expense
Deposits	372,444	431,071
Borrowed funds	4,953	—

Total interest expense	377,397	431,071

Net interest income	1,997,582	1,955,534
Provision for loan losses	—	300,000

Net interest income after provision for loan losses	1,997,582	1,655,534

Noninterest revenue
Service charges	91,621	98,418
Gain on sale of investment securities	—	22,019
Gain on sale of loans held for sale	16,998	1,199
Gain on sale of property and equipment	407,188	1,832
Earnings on bank-owned life insurance	87,742	90,530
Other	26,454	17,674

Total noninterest revenue	630,003	231,672

Noninterest expenses
Salaries	938,239	968,509
Employee benefits	262,183	315,103
Occupancy	174,626	183,891
Advertising	27,363	33,738
Furniture and equipment	78,440	76,121
Data processing	141,988	147,527
Legal services	28,634	59,691
Other professional services	95,094	94,483
Merger related expenses	216,312	—
Deposit insurance premiums	49,864	58,198
Foreclosed real estate expense and losses (gains)	808	(4,964)
Other operating	309,423	322,364

Total noninterest expenses	2,322,974	2,254,661

Income (loss) before income taxes	304,611	(367,455)
Income tax expense (benefit)	186,288	(175,474)

Net income (loss)	$118,323	$(191,981)

Earnings (loss) per common share - basic and diluted	$0.04	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Three and Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,
	2015	2014

Net income (loss)	$118,323	$(191,981)
Other comprehensive income:
Unrealized (loss) gain on investment securities available for sale	(1,200,479)	989,856
Reclassification adjustment for realized gain on investment securities available for sale included in net income	—	(22,019)

Total unrealized (loss) gain on investment securities available for sale	(1,200,479)	967,837
Income tax (benefit) expense relating to investment securities available for sale	(473,529)	381,764

Other comprehensive (loss) income	(726,950)	586,073

Total comprehensive (loss) income	$(608,627)	$394,092

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three Months Ended June 30, 2015 and 2014

	Common stock	Additional paid-in capital	Retained earnings	Unearned ESOP shares	Accumulated other comprehensive loss	Total shareholders’ equity

Balance April 1, 2014	$35,951	$32,910,362	$33,066,380	$(2,666,160)	$(1,576,265)	$61,770,268

Net loss	—	—	(191,981)	—	—	(191,981)
Unrealized gain on available for sale securities, net of tax effect of $381,764	—	—	—	—	586,073	586,073
Repurchase of common stock	(1,798)	(2,500,392)	—	—	—	(2,502,190)
Stock based compensation - options	—	52,302	—	—	—	52,302
Stock based compensation - restricted stock	—	53,496	—	—	—	53,496

Balance June 30, 2014	$34,153	$30,515,768	$32,874,399	$(2,666,160)	$(990,192)	$59,767,968

Balance April 1, 2015	$34,177	$30,832,815	$32,752,071	$(2,518,040)	$(301,315)	$60,799,708

Net income	—	—	118,323	—	—	118,323
Unrealized loss on available for sale securities, net of tax effect of $473,529	—	—	—	—	(726,950)	(726,950)
Stock based compensation - options	—	52,302	—	—	—	52,302
Stock based compensation - restricted stock	—	56,147	—	—	—	56,147

Balance June 30, 2015	$34,177	$30,941,264	$32,870,394	$(2,518,040)	$(1,028,265)	$60,299,530

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,
	2015	2014

Cash flows from operating activities
Interest received	$2,560,794	$2,435,461
Fees and commissions received	526,071	117,924
Interest paid	(377,634)	(431,282)
Cash paid to suppliers and employees	(2,547,248)	(2,170,903)
Origination of loans held for sale	(1,095,650)	(938,633)
Proceeds from sale of loans held for sale	1,433,104	148,037

Net cash provided (used) by operating activities	499,437	(839,396)

Cash flows from investing activities
Proceeds from sale of securities available for sale	—	28,700
Proceeds from maturing and called securities available for sale, including principal pay downs	5,252,100	7,716,779
Purchase of investment securities available for sale	—	(11,256,420)
Loans made, net of principal repayments	(9,360,001)	(1,450,735)
Purchase of premises and equipment	(46,282)	(72,454)
Proceeds from sale of foreclosed real estate	11,752	—
Proceeds from sale of property and equipment	500,000	27,164

Net cash used by investing activities	(3,642,431)	(5,006,966)

Cash flows from financing activities
Net increase (decrease) in
Deposits	731,214	(65,240)
Advances by borrowers for taxes and insurance	351,911	387,389
Proceeds from borrowings	2,000,000	—
Payments of borrowings	(2,000,000)	—
Repurchase of common stock	—	(2,502,190)

Net cash provided (used) by financing activities	1,083,125	(2,180,041)

Net decrease in cash and cash equivalents	(2,059,869)	(8,026,403)

Cash and cash equivalents at beginning of period	16,643,888	33,073,310

Cash and cash equivalents at end of period	$14,584,019	$25,046,907

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

	Three Months Ended June 30,
	2015	2014

Reconciliation of net income to net cash provided (used) by operating activities
Net income (loss)	$118,323	$(191,981)
Adjustments to reconcile net income to net cash provided (used) by operating activities
Amortization of premiums on securities	114,077	93,619
Gain on sale of investment securities	—	(22,019)
Loan premium amortization	6,883	—
Loss on sale of foreclosed real estate	808	—
Core deposit intangible asset amortization	7,250	8,750
Premises and equipment depreciation and amortization	60,083	62,465
Gain on sale of property and equipment	(407,188)	(1,832)
Stock based compensation	108,449	105,798
Provision for loan losses	—	300,000
Decrease (increase) in
Accrued interest receivable	62,533	(28,780)
Loans held for sale	320,456	(791,795)
Cash surrender value of life insurance	(87,742)	(90,530)
Income taxes refundable and deferred income taxes	186,288	(175,473)
Other assets	180,314	233,544
Increase (decrease) in
Accrued interest payable	(237)	(211)
Deferred loan origination fees	2,322	(15,984)
Other liabilities	(173,182)	(324,967)

Net cash provided (used) by operating activities	$499,437	$(839,396)

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Hamilton Bancorp, Inc. (the “Company”) was incorporated on June 7, 2012 to serve as the stock holding company for Hamilton Bank (the “Bank”), a federally chartered savings bank. On October 10, 2012, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a mutual savings bank to a stock savings bank and became the wholly owned subsidiary of the Company. In connection with the conversion, the Company sold shares of common stock at a price of $10.00 per share, through which the Company received proceeds of approximately $35,580,000, net of offering expenses of approximately $1,450,000. As part of the conversion, the Bank’s Board of Directors adopted an employee stock ownership plan (the “ESOP”) which subscribed for 8.0% of shares sold in the offering, or 296,240 common shares. The purchase of shares by the ESOP was funded by a loan from the Company.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. We derived the balances as of March 31, 2015 from audited financial statements. Operating results for the three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016, or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2015. Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation.

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

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Nature of Operations. Hamilton Bancorp is a holding company that operates a community bank with four branches in the Baltimore-metropolitan area. Its primary deposit products are certificates of deposit and demand, savings, NOW, and money market accounts. Its primary lending products consist of real estate mortgages, along with commercial and consumer loans. Hamilton Bancorp’s primary source of revenue is derived from loans to customers, who are predominately small and middle-market businesses and middle-income individuals.

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

Management considers a number of factors in estimating the required level of the allowance. These factors include: historical loss experience in the loan portfolios; the levels and trends in past-due and nonaccrual loans; the status of nonaccrual loans and other loans identified as having the potential for further deterioration; credit risk and industry concentrations; trends in loan volume; the effects of any changes in lending policies and procedures or underwriting standards; and a continuing evaluation of the economic environment. Management modified the analysis in fiscal 2015 by weighting our net charge-off history to specifically reflect recent changes in the loan portfolio, the commercial lending staff, and our internal credit administration procedures.

Accumulated Other Comprehensive Income (Loss). The Bank records unrealized gains and losses on available for sale securities in accumulated other comprehensive income, net of taxes. Unrealized gains and losses on available for sale securities are reclassified into earnings as the gains or losses are realized upon sale of the securities. The credit component of unrealized losses on available for sale securities that are determined to be other-than-temporarily impaired are reclassified into earnings at the time the determination is made.

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

Pending Merger. On April 15, 2015, Hamilton Bancorp, Inc. (“Hamilton Bancorp”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Hamilton Bancorp, Hamilton Acquisition Corp. (a wholly owned subsidiary of Hamilton Bancorp) and Fairmount Bancorp, Inc. (“Fairmount Bancorp”), pursuant to which, among other things, Fairmount Bancorp will merge with and into Hamilton Bancorp, with Hamilton Bancorp as the surviving entity, and immediately thereafter, Fairmount Bank will be merged with and into Hamilton Bank with Hamilton Bank as the surviving bank (collectively, the “Merger”).

Under the terms of the Merger Agreement, stockholders of Fairmount Bancorp will receive a cash payment equal to thirty dollars ($30.00) for each share of Fairmount Bancorp common stock, or an aggregate of approximately $15.4 million.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

The transaction has been approved by the Board of Directors of each company and is expected to close in the quarter ending September 30, 2015. Completion of the Merger is subject to customary closing conditions, including the receipt of required regulatory approvals and the approval of Fairmount Bancorp’s stockholders.

Subsequent Events. There were no significant subsequent events identified that would affect the presentation of the financial statements.

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

ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective on January 1, 2018 and is not expected to have a significant impact on our financial statements.

ASU 2014-11, “Transfers and Servicing (Topic 860).” ASU 2014-11 requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, ASU 2014-11 requires separate accounting for repurchase financings, which entails the transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. ASU 2014-11 requires entities to disclose certain information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements. In addition, ASU 2014-11 requires disclosures related to collateral, remaining contractual term and of the potential risks associated with repurchase agreements, securities lending transactions and repurchase-to-maturity transactions. ASU 2014-11 became effective on April 1, 2015 and did not have a significant impact on our financial statements.

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

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

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

Both the basic and diluted earnings per share for the three months ended June 30, 2015 and 2014 are summarized below:

	Three Months ended June 30, 2015	Three Months ended June 30, 2014

Net income (loss)	$118,323	$(191,981)
Average common shares outstanding - basic	3,165,909	3,263,298
Average common shares outstanding - diluted	3,166,901	N/A
Loss per common share - basic and diluted	$0.04	$(0.06)

During the three months ending June 30, 2014, none of the common stock equivalents were dilutive due to the average fair value of our common stock being lower than the exercise price of outstanding stock options during that period.

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

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

The activity in goodwill and acquired intangible assets related to the branch purchase is as follows:

	Goodwill	Core deposit intangible

Balance March 31, 2014	$2,664,432	$171,333
Amortization	—	(8,750)

Balance June 30, 2014	$2,664,432	$162,583

	Goodwill	Core deposit intangible

Balance March 31, 2015	$2,664,432	$138,333
Amortization	—	(7,250)

Balance June 30, 2015	$2,664,432	$131,083

At June 30, 2015, future expected annual amortization associated with the core deposit intangible is as follows:

Year ending June 30,	Amount

2016	$28,417
2017	28,000
2018	28,000
2019	28,000
2020	18,666

$131,083

Note 5:	Investment Securities Available for Sale

The amortized cost and fair value of securities at June 30, 2015 and March 31, 2015, are summarized as follows:

June 30, 2015	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. government agencies	$17,505,895	$2,236	$467,802	$17,040,329
Municipal bonds	2,143,921	116,899	—	2,260,820
Corporate bonds	2,000,000	—	62,394	1,937,606
Mortgage-backed	66,421,348	232,152	1,519,159	65,134,341

	$88,071,164	$351,287	$2,049,355	$86,373,096

March 31, 2015	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. government agencies	$17,509,211	$3,363	$200,627	$17,311,947
Municipal bonds	2,149,114	168,016	—	2,317,130
Corporate bonds	2,000,000	—	46,736	1,953,264
Mortgage-backed	71,779,015	387,015	808,620	71,357,410

	$93,437,340	$558,394	$1,055,983	$92,939,751

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

There were no sales of investment securities during the three months ended June 30, 2015. Proceeds from the sale of investment securities were $28,700 during the three months ended June 30, 2014, with gains of $22,019 and no losses for the three months ended June 30, 2014.

As of June 30, 2015 and March 31, 2015, all mortgage-backed securities are backed by U.S. Government-Sponsored Enterprises (GSE’s).

As of June 30, 2015 and March 31, 2015, the Company had one pledged security to the Federal Reserve Bank with a book value of $2,000,000 for both periods and a fair value of $1,932,870, and $1,970,080, respectively.

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2015 and March 31, 2015 follow. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available for Sale
	June 30, 2015		March 31, 2015
	Amortized cost	Fair value	Amortized cost	Fair value

Maturing
Within one year	$505,895	$508,131	$509,211	$512,574
Over one to five years	—	—	—	—
Over five to ten years	19,000,000	18,469,804	19,000,000	18,752,637
Over ten years	2,143,921	2,260,820	2,149,114	2,317,130
Mortgage-backed, in monthly installments	66,421,348	65,134,341	71,779,015	71,357,410

	$88,071,164	$86,373,096	$93,437,340	$92,939,751

The following table presents the Company’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position at June 30, 2015 and March 31, 2015.

	Less than 12 months		12 months or longer		Total
	Gross Unrealized losses	Fair value	Gross Unrealized losses	Fair value	Gross Unrealized losses	Fair value
June 30, 2015

U.S. government agencies	$81,968	$3,918,032	$385,834	$12,614,166	$467,802	$16,532,198
Municipal bonds	—	—	—	—	—	—
Corporate bonds	62,394	1,937,606	—	—	62,394	1,937,606
Mortgage-backed securities	659,263	14,626,834	859,896	27,970,266	1,519,159	42,597,100

	$803,625	$20,482,472	$1,245,730	$40,584,432	$2,049,355	$61,066,904

March 31, 2015

U.S. government agencies	$11,208	$3,988,792	$189,419	$12,810,581	$200,627	$16,799,373
Municipal bonds	—	—	—	—	—	—
Corporate bonds	46,736	1,953,264	—	—	46,736	1,953,264
Mortgage-backed securities	187,176	9,687,070	621,444	33,241,821	808,620	42,928,891

	$245,120	$15,629,126	$810,863	$46,052,402	$1,055,983	$61,681,528

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

The gross unrealized losses on debt securities are not considered by management to be other-than-temporary impairments. Management has the intent and ability to hold these securities until recovery of their value. In most cases, temporary impairment is caused by market interest rate fluctuations.

Note 6:	Loans Receivable and Allowance for Loan Losses

Loans receivable, excluding loans held for sale, consist of the following at June 30, 2015 and March 31, 2015:

	June 30, 2015		March 31, 2015
	Amount	% of Total	Amount	% of Total
Real estate loans:
One-to four-family:
Residential	$48,331,343	28%	$49,864,923	31%
Residential construction	5,335,744	3%	3,955,702	2%
Investor (1)	12,793,901	8%	12,971,519	8%
Commercial	66,148,361	39%	59,273,398	37%
Commercial construction	2,866,664	2%	2,405,849	1%

Total real estate loans	135,476,013	80%	128,471,391	79%
Commercial	17,961,324	11%	18,489,603	12%
Home equity loans	12,308,056	7%	12,261,292	8%
Consumer	3,872,597	2%	1,166,155	1%

Total Loans	169,617,990	100%	160,388,441	100%

Net deferred loan origination fees and costs	(105,569)		(103,247)
Loan premium	106,558		—
Allowance for loan losses	(1,673,225)		(1,690,236)

	167,945,754		158,594,958

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

A substantial portion of the Bank’s loan portfolio is real estate loans secured by residential and commercial real estate properties located in the Baltimore metropolitan area. Loans are extended only after evaluation of a customer’s creditworthiness and other relevant factors on a case-by-case basis. The Bank generally does not lend more than 90% of the appraised value of a property at origination and requires private mortgage insurance on residential mortgages with loan-to-value ratios in excess of 80%. In addition, the Bank generally obtains personal guarantees of repayment from borrowers and/or others for construction loans and disburses the proceeds of those and similar loans only as work progresses on the related projects.

The following tables set forth for the three months ended June 30, 2015 and for the year ended March 31, 2015, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is further segregated by amounts evaluated for impairment collectively and individually. Rather than establishing reserves for loans that are individually evaluated for impairment, the Bank typically charges-off the portion of the loan that is considered uncollectible. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

						Allowance		Loan Balance
Three months ended: June 30, 2015	Allowance 3/31/2015	Provision for loan losses	Charge offs	Recoveries	Allowance 6/30/2015	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment

Real estate loans:
One-to four-family	$433,570	$59,327	$60,000	$848	$433,745	$92,054	$341,691	$2,135,316	$64,325,672
Commercial	585,817	76,988	—	—	662,805	—	662,805	3,358,431	62,789,930
Commercial Construction	67,835	33,202	—	—	101,037	—	101,037	1,330,559	1,536,105
Commercial	473,127	(164,574)	10,533	66,239	364,259	—	364,259	1,687,697	16,273,627
Home equity loans	98,983	(8,392)	6,000	—	84,591	—	84,591	20,136	12,287,920
Consumer	727	33,626	7,565	—	26,788	—	26,788	—	3,872,597
Unallocated	30,177	(30,177)	—	—	—	—	—	—	—

	$1,690,236	$—	$84,098	$67,087	$1,673,225	$92,054	$1,581,171	$8,532,139	$161,085,851

						Allowance		Loan Balance
Three months ended: June 30, 2014	Allowance 3/31/2014	Provision for loan losses	Charge offs	Recoveries	Allowance 6/30/2014	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment

Real estate loans:
One-to four-family	$528,362	$(159)	$1,638	$1,105	$527,670	$167,547	$360,123	$2,096,687	$67,924,493
Commercial	575,881	19,921	—	—	595,802	—	595,802	3,359,813	39,935,027
Commercial Construction	60,361	(60,361)	—	—	—	—	—	1,505,008	—
Commercial	590,975	287,369	—	4,657	883,001	2,466	880,535	3,507,889	15,271,341
Home equity loans	27,181	54,128	42,850	—	38,459	—	38,459	161,271	11,323,948
Consumer	3,213	(898)	—	—	2,315	—	2,315	—	1,145,726
Unallocated	—	—	—	—	—	—	—	—	—

	$1,785,973	$300,000	$44,488	$5,762	$2,047,247	$170,013	$1,877,234	$10,630,668	$135,600,535

March 31, 2015	Allowance 3/31/2014	Provision for Loan Losses	Charge offs	Recoveries	Allowance 3/31/2015	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Real estate loans:
One-to four-family	$528,362	$38,738	$138,821	$5,291	$433,570	$97,632	$335,938	$2,092,580	$64,699,564
Commercial	575,881	9,936	—	—	585,817	—	585,817	3,358,447	55,914,951
Commercial Construction	60,361	7,474	—	—	67,835	—	67,835	1,374,530	1,031,319
Commercial	590,975	(82,390)	83,879	48,421	473,127	730	472,397	2,010,424	16,479,179
Home equity loans	27,181	169,990	100,693	2,505	98,983	—	98,983	15,229	12,246,063
Consumer	3,213	(3,925)	—	1,439	727	—	727	—	1,166,155
Unallocated	—	30,177	—	—	30,177	—	30,177	—	—

	$1,785,973	$170,000	$323,393	$57,656	$1,690,236	$98,362	$1,591,874	$8,851,210	$151,537,231

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Past due loans, segregated by age and class of loans, as of and for the three months ended June 30, 2015 and as of and for the year ended March 31, 2015, were as follows.

June 30, 2015	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90 or more days past due	Total past due loans	Current loans	Totals loans	Accruing loans 90 or more days past due	Nonaccrual loans	Nonaccrual interest not accrued

Real estate loans:
One-to four-family	$197,512	$258,229	$416,111	$871,852	$65,589,136	$66,460,988	$—	$564,444	$30,647
Commercial	—	—	—	—	66,148,361	66,148,361	—	—	—
Commercial Construction	—	—	—	—	2,866,664	2,866,664	—	1,330,559	11,497
Commercial	15,074	—	778,074	793,148	17,168,176	17,961,324	599,630	178,444	66,660
Home equity loans	44,790	—	11,659	56,449	12,251,607	12,308,056	—	20,136	181
Consumer	533	284	—	817	3,871,780	3,872,597	—	—	—

	$257,909	$258,513	$1,205,844	$1,722,266	$167,895,724	$169,617,990	$599,630	$2,093,583	$108,985

March 31, 2015	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90 or more days past due	Total past due loans	Current loans	Totals loans	Accruing loans 90 or more days past due	Nonaccrual loans	Nonaccrual interest not accrued

Real estate loans:
One-to four-family	$299,259	$158,898	$487,617	$945,774	$65,846,370	$66,792,144	$—	$639,191	$28,338
Commercial	—	—	—	—	59,273,398	59,273,398	—	—	—
Commercial Construction	—	—	1,374,530	1,374,530	1,031,319	2,405,849	—	1,374,530	11,975
Commercial	—	733,809	225,573	959,382	17,530,221	18,489,603	—	225,573	82,789
Home equity loans	—	—	6,000	6,000	12,255,292	12,261,292	—	15,229	980
Consumer	187	492	—	679	1,165,476	1,166,155	—	—	—

	$299,446	$893,199	$2,093,720	$3,286,365	$157,102,076	$160,388,441	$—	$2,254,523	$124,082

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Impaired Loans as of and for the three months ended June 30, 2015 and as of and for the year ended March 31, 2015, were as follows:

June 30, 2015	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance	Average recorded investment	Interest recognized

Real estate loans:
One-to four-family	$2,327,127	$703,183	$1,432,133	$2,135,316	$92,054	$2,186,765	$15,992
Commercial	3,433,653	3,358,431	—	3,358,431	—	3,358,439	41,985
Commercial Construction	2,549,027	1,330,559	—	1,330,559	—	1,352,544	—
Commercial	2,400,189	1,687,697	—	1,687,697	—	1,820,249	40,338
Home equity loans	79,295	20,136	—	20,136	—	20,575	—
Consumer	—	—	—	—	—	—	—

	$10,789,291	$7,100,006	$1,432,133	$8,532,139	$92,054	$8,738,572	$98,315

March 31, 2015	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance	Average recorded investment	Interest recognized

Real estate loans:
One-to four-family	$2,221,429	$652,411	$1,440,169	$2,092,580	$97,632	$2,176,952	$72,593
Commercial	3,433,669	3,358,447	—	3,358,447	—	3,359,762	157,242
Commercial Construction	2,549,027	1,374,530	—	1,374,530	—	1,775,778	—
Commercial	2,730,393	1,961,074	49,350	2,010,424	730	2,810,816	96,056
Home equity loans	67,924	15,229	—	15,229	—	40,701	112
Consumer	—	—	—	—	—	—	—

	$11,002,442	$7,361,691	$1,489,519	$8,851,210	$98,362	$10,164,009	$326,003

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

The following tables present the June 30, 2015 and March 31, 2015, balances of classified loans based on the risk grade. Classified loans include Special Mention, Substandard, and Doubtful loans. The Bank had no loans classified as Doubtful or Loss as of June 30, 2015 or March 31, 2015.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015	Pass	Special Mention	Substandard	Total

Real estate loans:
One-to four-family	$64,275,451	$1,511,196	$674,341	$66,460,988
Commercial	59,878,342	2,911,588	3,358,431	66,148,361
Commercial Construction	1,536,105	—	1,330,559	2,866,664
Commercial	13,734,331	3,153,481	1,073,512	17,961,324
Home equity loans	12,296,397	—	11,659	12,308,056
Consumer	3,872,313	284	—	3,872,597

	$155,592,939	$7,576,549	$6,448,502	$169,617,990

Percentage of total loans	91.7%	4.5%	3.8%	100%

March 31, 2015	Pass	Special Mention	Substandard	Total

Real estate loans:
One-to four-family	$64,467,025	$1,678,604	$646,515	$66,792,144
Commercial	52,979,048	2,935,904	3,358,446	59,273,398
Commercial Construction	1,031,319	—	1,374,530	2,405,849
Commercial	13,966,656	3,126,880	1,396,067	18,489,603
Home equity loans	12,255,292	—	6,000	12,261,292
Consumer	1,165,476	679	—	1,166,155

	$145,864,816	$7,742,067	$6,781,558	$160,388,441

Percentage of total loans	91.0%	4.8%	4.2%	100%

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

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

A summary of TDRs at June 30, 2015 and March 31, 2015 follows:

June 30, 2015	Number of contracts	Performing	Nonperforming	Total

Real estate loans:
One-to four-family	5	$1,313,684	$118,567	$1,432,251
Commercial	2	3,358,431	—	3,358,431
Commercial Construction	—	—	—	—
Commercial	3	614,185	44,850	659,035
Home equity loans	—	—	—	—
Consumer	—	—	—	—

	10	$5,286,300	$163,417	$5,449,717

March 31, 2015	Number of contracts	Performing	Nonperforming	Total

Real estate loans:
One-to four-family	5	$1,366,132	$74,085	$1,440,217
Commercial	2	3,358,446	—	3,358,446
Commercial Construction	—	—	—	—
Commercial	3	614,358	59,883	674,241
Home equity loans	—	—	—	—
Consumer	—	—	—	—

	10	$5,338,936	$133,968	$5,472,904

The Bank did not add any new TDR’s, nor were there any TDR’s that defaulted within twelve months of their restructuring, during the three month period ended June 30, 2015.

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

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

The Bank had the following outstanding commitments and unused lines of credit as of June 30, 2015 and March 31, 2015:

	June 30, 2015	March 31, 2015

Unused commercial lines of credit	$7,517,138	$8,074,686
Unused home equity lines of credit	14,950,123	15,885,344
Unused consumer lines of credit	31,591	31,876
Residential mortgage loan commitments	155,000	—
Home equity loan commitments	54,000	337,000
Commercial loan commitments	500,000	269,000
Residential construction loan commitments	4,906,501	5,325,095
Commercial construction loan commitments	472,895	1,129,681
Standby letters of credit	100,000	50,000

Note 7:	Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively:

	June 30, 2015		March 31, 2015
	Amount	% of Total	Amount	% of Total
Savings	$16,961,611	8%	$16,933,011	8%
Noninterest-bearing checking	17,685,631	8%	16,652,771	7%
Interest-bearing checking	11,442,171	5%	11,003,370	5%
Money market accounts	28,780,509	13%	28,033,238	13%
Time deposits	148,180,184	66%	149,696,502	67%

Total deposits	$223,050,106	100%	$222,318,892	100%

Note 8:	Lines of Credit and Federal Home Loan Bank Advances

The Bank may borrow up to $5,000,000 from a correspondent bank under a secured federal funds line of credit and $1,000,000 under an unsecured federal funds line of credit. The Bank would be required to pledge investment securities to draw upon the secured line of credit. There were no borrowings under these lines of credit at June 30, 2015 and March 31, 2015.

Borrowings consist of advances from the Federal Home Loan Bank (FHLB). The Bank may borrow up to 20 percent of its assets under a line of credit agreement with the FHLB. Advances under the line of credit are secured by investments and certain loans owned by the Bank. As of June 30, 2015 and March 31, 2015, the Bank had $51.0 million and $50.1 million respectively, of available credit from the FHLB. Advances would be limited by the balance of investment securities and loans available for pledge. As a condition of obtaining the line of credit from the FHLB, the FHLB also requires the Bank purchase shares of capital stock in the FHLB. Information relating to borrowings at June 30, 2015 and March 31, 2015 is presented below.

	June 30, 2015			March 31, 2015
	Amount	Rate	Maturity Date	Amount	Rate	Maturity Date
FHLB advance	$2,000,000	0.28%	9/3/2015	$2,000,000	0.21%	6/3/2015
FHLB advance	2,000,000	0.43%	3/3/2016	2,000,000	0.28%	9/3/2015
FHLB advance	2,000,000	0.43%	6/3/2016	2,000,000	0.43%	3/3/2016

At period end	$6,000,000			$6,000,000

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Note 9:	Regulatory Capital Ratios

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

Under the revised prompt corrective action requirements, as of January 1, 2015, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8%; (3) a total risk-based capital ratio of 10% and (4) a Tier 1 leverage ratio of 5%. Management believes that, as of June 30, 2015, The Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

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

The following table presents actual and required capital ratios as of June 30, 2015 and March 31, 2015 for Hamilton Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		To be well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
June 30, 2015

Common equity tier 1 capital (to risk-weighted assets)	$44,844	23.47%	$8,598	4.50%	$13,374	7.00%	$12,419	6.50%
Total risk-based capital (to risk-weighted assets)	46,554	24.37%	15,285	8.00%	20,061	10.50%	19,106	10.00%
Tier 1 capital (to risk-weighted assets)	44,844	23.47%	11,463	6.00%	16,240	8.50%	15,285	8.00%
Tier 1 capital (to adjusted total assets)	44,844	15.77%	11,373	4.00%	11,373	4.00%	14,217	5.00%

March 31, 2015

Common equity tier 1 capital (to risk-weighted assets)	$44,187	24.37%	$8,160	4.50%	$12,694	7.00%	$11,787	6.50%
Total risk-based capital (to risk-weighted assets)	45,910	25.32%	14,508	8.00%	19,041	10.50%	18,134	10.00%
Tier 1 capital (to risk-weighted assets)	44,187	24.37%	10,881	6.00%	15,414	8.50%	14,508	8.00%
Tier 1 capital (to adjusted total assets)	44,187	15.82%	11,168	4.00%	11,168	4.00%	13,960	5.00%

(1)	- Under prompt corrective action

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

In its regulatory report filed as of June 30, 2015, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. Management is not aware of any events that would have caused this classification to change. Management has no plans that should change the classification of the capital adequacy.

Note 10:	Stock Based Compensation

In November 2013, the Company’s shareholders approved a new Equity Incentive Plan (the “2013 Equity Incentive Plan’’). The 2013 Equity Incentive Plan allows for up to 148,120 shares to be issued to employees, executive officers or Directors in the form of restricted stock, and up to 370,300 shares to be issued to employees, executive officers or Directors in the form of stock options. At June 30, 2015, there were 81,500 restricted stock awards issued and outstanding and 219,650 stock option awards granted under the 2013 Equity Incentive Plan. The cost to fund these equity awards for the three months ended June 30, 2015 and 2014 was $108,449 and $105,798, respectively.

Stock Options:

Under the above plan, the exercise price for stock options is the market price at date of grant. The maximum option term is ten years and the options granted shall vest in five equal annual installments of 20% with the first installment becoming exercisable on the first anniversary of the date of grant, or February 3, 2015, and succeeding installments on each anniversary thereafter, through February 3, 2019. The Company plans to issue new shares to satisfy share option exercises. The total cost that has been incurred for the stock option plan was $52,302 for the three months ended June 30, 2015 and 2014, respectively.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical data. The

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

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

The fair value of options granted during the year ended March 31, 2015 was determined using the following weighted-average assumptions as of grant date.

2015
Risk free interest rate	2.07%
Expected term	7.0 years
Expected stock price volatility	27.30%
Dividend yield	0.00%

A summary of stock option activity for the three months ended June 30, 2015 is as follows:

Three Months Ended June 30, 2015:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at beginning of period	219,650	$13.85	8.6 years
Granted	—	—	—
Exercised	—	—	—
Forfeited, exchanged or expired	—	—	—

Outstanding at end of year	219,650	$13.85	8.6 years

Vested at end of year	43,930	$13.85	8.6 years

As of June 30, 2015 there was $749,667 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.6 years. As of June 30, 2015, the weighted average fair value of the options granted was $13.85. As of June 30, 2015, the outstanding stock options have an intrinsic value of $70,288.

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

A summary of changes in the Company’s nonvested shares for the year is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at April 1, 2015	66,500	$13.76
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2015	66,500	$13.76

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

The Company recorded restricted stock awards expense of $56,146 and $53,496 during the three months ended June 30, 2015 and June 30, 2014. As of June 30, 2015, there was $820,196 of total unrecognized compensation cost related to nonvested shares granted under the 2013 stock incentive plan. The cost is expected to be recognized over a weighted-average period of 3.7 years.

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

Fair value measurements on a recurring basis

Securities available for sale – If quoted prices are available in an active market for identical assets, securities are classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. As of June 30, 2015 and March 31, 2015, the Bank has categorized its investment securities available for sale as follows:

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total

June 30, 2015

U.S. government agencies	$—	$17,040,329	$—	$17,040,329
Municipal bonds	—	2,260,820	—	2,260,820
Corporate bonds	—	1,937,606	—	1,937,606
Mortgage-backed	—	65,134,341	—	65,134,341

Total investment securities available for sale	$—	$86,373,096	$—	$86,373,096

March 31, 2015

U.S. government agencies	$—	$17,311,947	$—	$17,311,947
Municipal bonds		2,317,130		2,317,130
Corporate bonds	—	1,953,264	—	1,953,264
Mortgage-backed	—	71,357,410	—	71,357,410

Total investment securities available for sale	$—	$92,939,751	$—	$92,939,751

Fair value measurements on a nonrecurring basis

Impaired Loans - The Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of June 30, 2015 and March 31, 2015, the fair values consist of loan balances of $8,532,139 and $8,851,210 that have been written down by $92,054 and $98,362, respectively, as a result of specific loan loss allowances.

Foreclosed real estate – The Bank’s foreclosed real estate is measured at fair value less estimated cost to sell. As of June 30, 2015 and March 31, 2015, the fair value of foreclosed real estate was estimated to be $443,015 and $455,575, respectively. Fair value was determined based on offers and/or appraisals. Cost to sell the assets was based on standard market factors. The Company has categorized its foreclosed assets as Level 3.

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total
June 30, 2015

Impaired loans	$—	$—	$8,440,085	$8,440,085
Foreclosed real estate	—	—	443,015	443,015

Total impaired loans and foreclosed real estate	$—	$—	$8,883,100	$8,883,100

March 31, 2015

Impaired loans	$—	$—	$8,752,848	$8,752,848
Foreclosed real estate	—	—	455,575	455,575

Total impaired loans and foreclosed real estate	$—	$—	$9,208,423	$9,208,423

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes changes in foreclosed real estate for the three months ended June 30, 2015, which is measured on a nonrecurring basis using significant unobservable, level 3, inputs.

Balance, March 31, 2015	$455,575
Transfer to foreclosed real estate	—
Proceeds from sale of foreclosed real estate	(11,752)
Loss on sale of foreclosed real estate	(808)

Balance, June 30, 2015	$443,015

The remaining financial assets and liabilities are not reported on the balance sheets at fair value on a recurring basis. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	June 30, 2015		March 31, 2015
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets
Level 1 inputs
Cash and cash equivalents	$14,584,019	$14,584,019	$16,643,888	$16,643,888

Level 2 inputs
Loans held for sale	260,683	265,372	581,139	591,670
Federal Home Loan Bank stock	522,700	522,700	522,700	522,700
Bank-owned life insurance	12,447,711	12,447,711	12,359,969	12,359,969

Level 3 inputs
Loans receivable, net	167,945,754	169,816,405	158,594,958	160,612,436

Financial liabilities
Level 1 inputs
Advance payments by borrowers for taxes and insurance	970,939	970,939	619,028	619,028

Level 3 inputs
Deposits	223,050,106	223,659,478	222,318,892	222,880,492
Borrowings	6,000,000	5,999,152	6,000,000	5,999,250

The fair values of cash and cash equivalents and advances by borrowers for taxes and insurance are estimated to equal the carrying amount.

The fair value of loans held for sale is based on commitments from investors.

The fair value of Federal Home Loan Bank stock and bank-owned life insurance are estimated to equal carrying amounts, which are based on repurchase prices of the FHLB stock and the insurance company.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance, and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government, legislative and regulatory changes, the quality and composition of the loan and investment securities portfolio, loan demand, deposit flows, competition, and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in item 1A of Hamilton Bancorp, Inc.’s Annual Report on Form 10-K filed June 26, 2015 with the Securities and Exchange Commission under the section titled “Risk Factors”. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

General

Hamilton Bancorp, Inc. (the “Company”) is a Maryland corporation incorporated on June 7, 2012 by Hamilton Bank (the “Bank”) to be its holding company following the Bank’s conversion from the mutual to the stock form of organization (the “Conversion”). The Conversion was completed on October 10, 2012. On that same date, the Company completed its public stock offering and issued 3,703,000 shares of its common stock for aggregate proceeds of $37,030,000, and net proceeds of $35,580,000. The Company’s business is the ownership of the outstanding capital stock of the Bank. The Company does not own or lease any property but instead uses the premises, equipment and other property of the Bank.

Founded in 1915 and currently celebrating its 100th year anniversary, the Bank is a community-oriented financial institution, dedicated to serving the financial service needs of customers and businesses within its geographic area, which consists of Baltimore City, Baltimore County, and Anne Arundel County in Maryland. We offer a variety of deposit products and provide loans secured by real estate located in our market area. Our real estate loans consist primarily of one-to four-family mortgage loans, as well as commercial real estate loans, and home equity loans and lines of credit. We also offer commercial term and line of credit loans and, to a limited extent, consumer loans. We currently operate out of our corporate headquarters in Towson, Maryland and our four full-service branch offices located in Baltimore City, Cockeysville, Towson and Pasadena, Maryland. The Bank is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, its primary federal regulator, and the Federal Deposit Insurance Corporation, its deposit insurer. The Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System.

The Company and the Bank maintain an Internet website at http://www.hamilton-bank.com. Information on our website should not be considered a part of this Quarterly Report on Form 10-Q.

Summary of Recent Performance and Other Activities

The Company and its wholly owned subsidiary, Hamilton Bank, continue to show improvement in earnings and earnings per share, as well as loan growth and asset quality during the first quarter of fiscal 2016 compared to the same period a year ago. We were able to record no provision for loan loss during the first three months of fiscal 2016 compared to $300,000 for the same period in fiscal 2015 as a result of fewer charge-offs and improving asset quality. Net interest income improved $42,000 during the first quarter ended June 30, 2015 compared to the first quarter ended June 30, 2014 as the Company continued to show strong loan demand and worked towards reducing our cost of funds by concentrating on growing core deposits which we consider to be all deposits except certificate of deposits. The Company was able to increase its non-interest revenue in the first three months of fiscal 2016 compared to the first three months of fiscal 2015 due to the sale of its Towson branch location, which generated a gain on sale of $407,000. Finally, non-interest expenses increased $68,000 in the first quarter of 2016 compared to the same period a year ago, however, that increase was due to $216,000 in expenses that have been incurred to date relating to the merger agreement entered into with Fairmount. Excluding the expenses relating to the merger, the Company was able to reduce operating expenses by $148,000. Management has diligently worked at monitoring and improving efficiencies to reduce our overall operating expenses and improve our efficiency ratio going forward.

The following highlights contain additional financial data and events that have occurred during the first quarter ended June 30, 2015:

•	Hamilton Bancorp recorded net income of $118,000, or $0.04 per common share for the first quarter of fiscal 2016 compared to a net loss of $192,000, or $(0.06) per common share for the same period a year ago, a $0.10 increase in earnings per share.

•	Hamilton Bancorp entered into and signed a definitive agreement in April 2015 to merge Fairmount Bancorp, Inc. with Hamilton Bancorp. Upon signing the definitive agreement, our team completed and submitted its regulatory application and is currently awaiting regulatory approval to proceed with the transaction. The cost incurred for the quarter to complete the application and perform other necessary tasks associated with the deal was $216,000. Additional costs are still anticipated to complete the merger.

•	The Company closed its Towson branch location in early May of 2015 and converted its limited service branch located at the administrative offices in Towson to a full service branch so that we may continue to service our customers in the Towson area. The Towson branch property was subsequently sold for $500,000, generating a gain on sale of $407,000 in the first quarter. The branch closure is expected to reduce operating costs on an annual basis by $150,000.

•	Total gross loans, including loans held for sale, increased $8.9 million, or 5.5 percent, during the first quarter of fiscal 2016, from $161.0 million at March 31, 2015 to $169.9 million at June 30, 2015. The growth in loans is attributable to management’s focus on growing commercial real estate loans and the purchase of a $2.8 million auto loan portfolio

•	Nonperforming loans to total loans decreased more than 50 percent compared to a year ago, from 3.46 percent at June 30, 2014 to 1.59 percent at June 30, 2015. The improved credit quality over the past year resulted in no provision for loan losses during the first quarter ended June 30, 2015.

•	Net interest margin for the first quarter of fiscal 2016 increased 12 basis points to 2.94 percent compared to 2.82 percent for the same period last year due to an increase in the average balance of higher interest-earning assets, primarily commercial loans.

•	The Company’s book value per common share was $17.64 at June 30, 2015.

•	The Company maintained strong liquidity and at June 30, 2015 the Bank was deemed “well capitalized” under federal regulations.

Strategic Plan

We have based our strategic plan on the objective of improving shareholder value and growth through creating sustainable and profitable growth given the current and expected economic and competitive environment in the financial industry. Our short-term goals include continuing the growth of our loan portfolio, changing the mix of our deposits base to be more concentrated in lower costing core deposits, collecting payments on non-accrual and past due loans, enhancing and improving credit quality, expanding fee income, maintaining a sensible branch network, and using technology to improve efficiencies and enhance the customer experience.

We identified several strategic priorities that we wanted to focus on throughout the 2016 fiscal year. Those priorities included focusing on the following core areas:

•	Profitable growth of commercial / small business relationships – We want to grow the number and profitability of commercial relationships across all product lines including loans, deposits, cash management, and payments. This will include a more focused approach to identifying our target customer, being disciplined in our approach to pricing, and understanding the products and services our customers want as well as new products and services that they need to make their businesses more functional.

•	Enhanced efficiency and productivity – To create and support profitable growth of new commercial relationships, as well as maintain existing relationships, we will work to enhance efficiency and productivity bank wide. This includes a consistent customer experience at every touch point and convenient, responsive customer support. In addition, we will evaluate our people, processes, policies, technology, and delivery to ensure effectiveness and efficiency with regards to properly supporting customers and employees while continually evaluating our cost structure and allocation of resources.

•	Acquisition strategy and planning – It is expected that the banking industry will continue to consolidate over the coming years due to a competitive market and the cost of regulatory compliance. Hamilton Bancorp is well positioned to take advantage of strategic opportunities that present themselves either through potential mergers or acquisitions in our marketplace. This may include other financial institutions, individual branches, or loan purchases. These opportunities, however, will be aligned with our strategic vision and goal of creating shareholder value and growth.

Although the current economic climate continues to present significant challenges for the financial industry, management believes that based on our strategic initiatives, we have positioned the Company to capitalize on the opportunities that may become available in the current economy.

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

Management performs an evaluation of the allowance for loan losses at least quarterly. Consideration is given to historical losses in conjunction with a variety of other factors including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

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

If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we record the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral. At June 30, 2015, all of our securities were either issued by U.S. government agencies, U.S. government-sponsored enterprises, municipalities, or corporations and the principal and interest on 95.4% of our securities were guaranteed by the issuing entity.

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

Comparison of Financial Condition at June 30, 2015 and March 31, 2015

Assets. Total assets increased $410,000, or 0.1%, to $291.4 million at June 30, 2015 from $291.0 million at March 31, 2015. The increase was primarily the result of a $9.0 million increase in net loans (including loans held for sale), partially offset by a decrease of $2.1 million in cash and cash equivalents and a $6.7 million decrease in investment securities.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $2.1 million, or 12.4%, to $14.6 million at June 30, 2015 from $16.6 million at March 31, 2015. These funds were used to fund a $9.2 million increase in gross loans over the first quarter of fiscal 2016.

Investment Securities. Our investment portfolio consists primarily of investment grade securities including U.S. government agency and government sponsored entity securities, securities issued by states, counties and municipalities, corporate bonds, and mortgage backed securities. At June 30, 2015, all securities are classified as available for sale. While we usually intend to hold investment securities until maturity, this classification provides us the opportunity to divest of securities that may no longer meet our liquidity objectives. During the first quarter of fiscal 2016, we did not purchase or sell any securities, nor did any securities mature.

Investment securities decreased $6.6 million, or 7.1%, to $86.4 million at June 30, 2015, from $92.9 million at March 31, 2015. The proceeds from the decreasing investment portfolio during the first quarter of fiscal 2016 were used to fund a growing loan portfolio. The decrease resulted from $5.3 million in monthly principal pay-downs associated with government sponsored collaterized mortgage obligations and mortgage-backed securities. In addition to principal paydowns, the fair value of the investment portfolio also decreased $1.2 million from an unrealized loss position of $498,000 at March 31, 2015 to an unrealized loss position of $1.7 million at June 30, 2015. The decrease in fair value of the investment portfolio is a result of the increase in interest rates over the past three months.

We have evaluated securities with unrealized losses for an extended period of time and determined that these losses are temporary because, at this point in time, we have the ability to hold them until maturity. Currently, we have no intent to sell these securities, however, if market conditions or funding needs change, we may sell securities if needed. It is not likely that we will have to sell these securities. As a result we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security. As the maturity date moves closer and/or interest rates decline, any unrealized losses in the portfolio will decline or dissipate.

Loans. Gross loans, excluding loans held for sale, increased by $9.2 million, or 5.8%, to $169.6 million at June 30, 2015 from $160.4 million at March 31, 2015. The following table details the composition of loans and the related percentage mix and growth of total loans:

	June 30, 2015		March 31, 2015		Year-To-Date Growth
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Real estate loans:
One-to four-family:
Residential	$48,331,343	28%	$49,864,923	31%	$(1,533,580)	-3%
Residential construction	5,335,744	3%	3,955,702	2%	1,380,042	35%
Investor	12,793,901	8%	12,971,519	8%	(177,618)	-1%
Commercial	66,148,361	39%	59,273,398	36%	6,874,963	12%
Commercial construction	2,866,664	2%	2,405,849	1%	460,815	19%

	135,476,013	80%	128,471,391	79%	7,004,622	5%
Commercial	17,961,324	11%	18,489,603	12%	(528,279)	-3%
Home equity loans	12,308,056	7%	12,261,292	8%	46,764	0%
Consumer	3,872,597	2%	1,166,155	1%	2,706,442	232%

Total Loans	$169,617,990		$160,388,441		$9,229,549	6%

The Bank continues to focus on growing both commercial real estate and commercial business loans as these loans offer higher rates of return and shorter maturity periods than typical retail lending. The largest increase in loans over the most recent three months is a $6.9 million, or 11.6%, increase in commercial real estate loans from $59.3 million at March 31, 2015 to $66.1 million at June 30, 2015. Commercial business loans declined slightly, decreasing $528,000, or 2.9%, to $18.0 million at June 30, 2015 from $18.5 million at March 31, 2015. The Bank continues to see the benefits of our new commercial lending platform that has been restructured with new personnel and improved underwriting and monitoring procedures from both an origination and credit quality perspective.

In addition to the increase in the commercial portfolio, the Bank saw strong growth in consumer loans. Consumer loans grew by $2.7 million, or 232%, from $1.2 million at March 31, 2015 to $3.9 million at June 30, 2015. That growth is attributable to the purchase of an automobile loan portfolio by the Bank in the amount of $2.8 million from another financial institution. This purchase enabled the Bank to further diversify its loan portfolio and generate additional interest income.

Partially offsetting the increases in the commercial and consumer loan portfolio is a $331,000 decrease in one- to four-family residential loans (including investor loans) from $66.8 million at March 31, 2015 to $66.5 million at June, 2015 as these loans either paid down, prepaid or refinanced. The Bank continues to originate traditional one- to four-family residential loans and sell them in the secondary market at a premium in order to manage interest rate risk in a rising rate environment. Beginning in fiscal 2015, the Bank began to promote its one- to four-family residential construction lending program. During the first quarter of fiscal 2016, the Bank originated roughly $5.0 million in residential construction loans. As a result, at June 30, 2015 there is $10.2 million in residential construction commitments, of which $5.3 million in funds have been advanced compared to $7.1 million in residential construction commitments, at March 31, 2015 of which $4.0 million in funds had been advanced. The construction period on the residential homes is typically nine to twelve months, at which time Hamilton Bank is repaid through permanent financing by a third party.

Deposits. Total deposits increased $731,000, or 0.3%, to $223.1 million at June 30, 2015 from $222.3 million at March 31, 2015. The Company continues to focus on generating lower cost core deposits (which we consider to be all deposits other than certificates of deposit), as well as concentrate on both increasing and maintaining our maturing certificates of deposits. As a result, core deposits increased $2.2 million to $74.9 million at June 30, 2015 compared to $72.6 million at March 31, 2015. The increase in core deposits over the past three months consisted of a $1.5 million, or 5.3%, increase in checking accounts to $29.1 million, a $747,000, or 2.7%, increase in money market accounts to $28.8 million, and a $29,000 increase in savings accounts.

The increase in core deposits was partially offset by a $1.5 million, or 1.0%, decrease in time deposits, which declined from $149.7 million at March 31, 2015 to $148.2 million at June 30, 2015. As loan demand has increased, our strategy has changed with respect to certificates of deposit as we are now trying to maintain our current certificate of deposit base and attract new certificates of deposits through various promotions.

Borrowings. Borrowings consist of short-term credit borrowings from the Federal Home Loan Bank (FHLB) with a maturity of less than a year. At June 30, 2015, the Company had $6.0 million in FHLB borrowings outstanding compared to the same amount at the beginning of the quarter. The short-term borrowings provide a less expensive means to support the cash outflow needed to fund new loan originations and the decline in time deposits experienced over the past couple of quarters versus selling higher yielding investment securities. These obligations are secured by our home equity loan portfolio. At June 30, 2015, we had the ability to borrow approximately $51.0 million from the FHLB, subject to our pledging sufficient assets.

Equity. Total equity decreased $500,000, or 0.8%, to $60.3 million at June 30, 2015 from $60.8 million at March 31, 2015. The decrease was primarily attributable to a $727,000 decrease in accumulated other comprehensive income (loss) associated with a decrease in the fair value of the investment portfolio due to increasing interest rates over the first quarter of fiscal 2016, partially offset by the $118,000 in net income for the first quarter. The Company’s book value per share was $17.64 at June 30, 2015.

Comparison of Asset Quality at June 30, 2015 and March 31, 2015

The Bank’s asset quality continues to improve and remains a primary focus of management and the Board of Directors. Nonperforming assets at June 30, 2015, 2014 were $3.1 million, an increase of $426,000, or 15.7%, from March 31, 2015, but a $2.6 million, or 45.5%, decrease from a year ago. Nonperforming assets to total assets increased slightly from 0.93% at March 31, 2015 to 1.08% at June 30, 2015. Nonperforming assets for the respective periods were as follow:

	At June 30, 2015	At March 31, 2015	At June 30, 2014
	(dollars in thousands)
Nonaccruing loans	$2,094	$2,255	$3,790
Accruing loans delinquent more than 90 days	600	—	1,297
Foreclosed real estate	443	455	664

Total nonperforming assets	$3,137	$2,710	$5,751

Asset Quality Ratios:
Nonperforming loans to gross loans	1.59%	1.41%	3.46%
Nonperforming assets to total assets	1.08%	0.93%	1.91%
Net charge-offs (annulaized) to average loans	0.04%	0.18%	0.11%

Nonperforming loans, consisting of accruing loans delinquent more than 90 days, made up the increase in nonperforming assets, increasing $600,000 at June 30, 2015 compared to March 31, 2015. Accruing loans delinquent more than 90 days represent loans that are on accrual status and paying under the contractually agreed upon terms of the note, however, such loans were 90 days past their contractual maturity date and, therefore, reported as nonperforming. At March 31, 2015 there were no such loans as all loans that matured were either renewed or extended.

Nonaccrual loans decreased $161,000, or 7.1%, to $2.1 million at June 30, 2015 compared to $2.3 million at March 31, 2015. The decrease in non-accrual loans includes $76,000 in charge-offs, a $68,000 residential mortgage loan that was on non-accrual at March 31, 2015 due to an unknown error in payment at the time and subsequently returned to accrual status, and $81,000 in proceeds from loan payments and/or sale of collateral. Partially offsetting the decrease in nonaccrual loans was $72,000 in loans that were added to non-accrual over the current quarter.

Nonaccrual loans at June 30, 2015, 2014 include four commercial loans totaling $1.5 million, one of which is a construction loan for $1.3 million that is current and paying as agreed but has been placed on nonaccrual by management due to failure to complete the project and lack of funding to do so. The remaining balance of nonaccrual loans is primarily associated with one- to four-family residential mortgages.

Foreclosed real estate decreased $13,000 from $456,000 at March 31, 2015 to $443,000 at June 30, 2015. Two of three properties making up foreclosed real estate at March 31, 2015 were disposed of during the quarter at a slight loss. These properties were one-to four-family residential properties in which the Bank held a minor participation interest. The remaining property as of June 30, 2015 represents semi-developed land in the amount of $443,000. The Bank is a participant in this credit and not the lead lender. The lead lender has since failed and the Federal Deposit Insurance Corporation (FDIC) has taken interest in this property.

The Bank did not record a provision for loan loss in the first quarter of fiscal 2016 compared to a $300,000 provision for loan loss for the same period a year ago. No provision was necessary due to the improved asset quality, fewer charge-offs and increased recoveries. We estimate the allowance for loan losses within a range based upon our historical charge-off history and certain environmental factors. Our current estimate of the allowance for loan losses falls within that range at June 30, 2015, indicating no provision for the quarter was necessary.

The allowance for loan losses at June 30, 2015 totaled $1.7 million, or .98% of total gross loans, compared to $1.7 million, or 1.05% of total gross loans, at March 31, 2015. The small decrease of $17,000 from March 31, 2015 in the allowance for loan losses is the result of $84,000 in charge-offs, partially offset by $67,000 in recoveries for the three month period ended June 30, 2015. We currently review the adequacy of the allowance for loan losses on a monthly basis to be more aware and proactive in dealing with problem assets. Based upon our analysis and the historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our loan portfolio.

Results of Operations for the Three Months Ended June 30, 2015 and 2014 (unaudited)

General. Net income available to common shareholders was $118,000 or $0.04 per basic and diluted common share for the three month period ended June 30, 2015 compared to a net loss available to common shareholders of $192,000 or $(0.06) per basic and diluted common share for the same period in fiscal 2015, an improvement of $310,000. The increase in net income resulted primarily from a $300,000 decrease in the provision for loan losses and a $398,000 increase in noninterest revenue, partially offset by a $68,000 increase in noninterest expense and a $362,000 increase in income tax expense.

Net Interest Income. Net interest income increased $42,000, or 2.1%, to $2.0 million for the three months ended June 30, 2015 compared to $2.0 million for the three months ended June 30, 2014. The increase in net interest income was due to a $54,000 decrease in interest expense, partially offset by a $12,000 decrease in interest revenue. The decrease in interest revenue was due to a decrease in the average balance of interest-earning assets, partially offset by an increase in average yield. The average balance of interest-earning assets decreased $5.5 million, or 2.0%, for the quarter ended June 30, 2015 compared to the same period in fiscal 2015, while the average yield increased 6 basis points from 3.44% for the quarter ended June 30, 2014 to 3.50% for the quarter ended June 30, 2015. Over this period, the Bank was able to increase the average balance of higher interest-earning assets, particularly commercial loans, while lowering lower yielding assets.

The decline in the average balance of interest-earning assets for the quarter ended June 30, 2015 was offset by a $10.9 million decline in the average balance of interest-bearing liabilities for the same period, as well as a 7 basis point decrease in the average yield of interest-bearing liabilities from 0.78% for the quarter ended June 30, 2014 to 0.71% for the quarter ended June 30, 2015. As a result, the net interest margin increased 12 basis point from 2.82% for the three months ended June 30, 2014 to 2.94% for the three months ended June 30, 2015.

Interest Revenue. Interest revenue decreased $12,000 to $2.3 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, as a result of decreases in interest on investment securities, partially offset by an increase in revenue from interest and fees on loans.

Interest and fees on loans increased $99,000, or 5.4%, to $1.9 million for the three months ended June 30, 2015, compared to $1.8 million for the three months ended June 30, 2014. The increase in interest and fees on loans is due to an $18.3 million increase in the average balance of net loans from $144.1 million for the three months ended June 30, 2014 to $162.4 million for the three months ended June 30, 2015. The increase in average loans is attributable to our new commercial lending platform and staff that was put in place at the beginning of fiscal 2015. Partially offsetting revenue derived from an increase in the average balance of loans is a 33 basis point decrease in the yield earned on average loans from 5.11% for the three months ended June 30, 2014 to 4.78% for the three months ended June 30, 2015. The decline in yield is a result of the extended low interest rate environment in today’s market.

Interest revenue on investment securities decreased $106,000 to $429,000 during the three months ended June 30, 2015 from $535,000 during the three months ended June 30, 2014. The average balance of investment securities decreased by $14.5 million, or 13.6%, to $91.5 million during the three months ended June 30, 2015 from $106.0 million during the same period last year, while the average yield decreased to 1.87% during the three months ended June 30, 2015 from 2.01% during the same period last year. The largest decrease in the average balance of investment securities was in mortgage-backed securities, which declined $10.4 million to $69.2 million during the three months ended June 30, 2015 from $79.6 million during the same period last year. The proceeds from the mortgage-backed securities have been used to fund the increase in the average loans over the same period.

Interest Expense. Total interest expense decreased $54,000, or 12.5%, to $377,000 during the three months ended June 30, 2015 from $431,000 for the same period in fiscal 2015, as a result of the decrease in the average balance of interest bearing liabilities, primarily interest bearing deposits. The average interest bearing deposits decreased $16.9 million, or 7.6%, to $205.1 million for the three months ended June 30, 2015 from $221.9 million for the three months ended June 30, 2014. Over this same period, the average rate on interest bearing deposits declined from 0.78% for the three months ended June 30, 2014 to 0.73% for the three months ended June 30, 2015. A significant portion of our time deposits have already repriced in today’s low interest rate environment, as a result, the decrease in interest expense is more attributable to a decrease in average balances compared to interest rates.

For the three month period ended June 30, 2015, we were able to change the mix of the average interest bearing liabilities compared to the same period last year by allowing higher costing time deposits to run off and partially replace them with lower costing core deposits, including savings, interest bearing checking and money market accounts. The average balance of time deposits decreased $20.6 million to $148.1 million for the three months ended June 30, 2015 compared to $168.6 million for the three months ended June 30, 2014. Over this same period, the core interest bearing deposits increased $3.7 million, or 7.0%, to $57.0 million for the three months ended June 30, 2015. The growth in core deposits was primarily a result of the continued efforts by our cash management and financial service teams.

Non-interest bearing deposits allow us to fund growth in interest earning assets at minimal cost. As a result of the growth generated primarily from the efforts of our cash management personnel and commercial loan officers in working with commercial loan clients to move their commercial loan deposits to Hamilton Bank, average non-interest bearing deposits increased $3.2 million, or 19.9%, to $19.1 million for the three months ended June 30, 2015, compared to $16.0 million for the three months ended June 30, 2014.

In the quarter ended June 30, 2015, the Bank had outstanding $6.0 million in short-term borrowed funds from the Federal Home Loan Bank (FHLB) at an average rate of 0.38% compared to no outstanding borrowings in the same period last year. Additional funding was needed in the past seven months to support new loan originations, as well as fund the decrease in deposits over that period. Short-term borrowing from the FHLB in today’s low interest rate environment is a more cost effective means to obtain funds compared to selling investment securities that are earning a higher yield.

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

	Three Months Ended June 30,
	(dollars in thousands)
	2015			2014
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Cash and cash equivalents	$17,698	$5	0.11%	$27,113	$10	0.15%
Investment securities (1)	22,346	131	2.34%	26,420	146	2.21%
Mortgage-backed securities	69,203	298	1.72%	79,594	389	1.95%
Loans receivable, net (2)	162,443	1,941	4.78%	144,094	1,842	5.11%

Total interest-earning assets	271,690	2,375	3.50%	277,221	2,387	3.44%
Noninterest-earning assets	21,449			22,937

Total assets	$293,139			$300,158

Interest-bearing liabilities:
Certificates of deposit	$148,059	$361	0.98%	$168,633	$419	0.99%
Money Market	27,679	8	0.12%	28,330	9	0.13%
Statement savings	17,560	2	0.05%	15,716	2	0.05%
NOW accounts	11,764	1	0.03%	9,242	1	0.04%

Total interest-bearing deposits	205,062	372	0.73%	221,921	431	0.78%
Borrowings	6,000	5	0.33%	—	—	0.00%

Total interest-bearing liabilities	211,062	377	0.71%	221,921	431	0.78%

Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	19,142			15,968
Other noninterest-bearing liabilities	1,886			2,240

Total liabilities	232,090			240,129
Total shareholders’ equity	61,049			60,029

Total liabilities and shareholders’ equity	$293,139			$300,158

Net interest income		$1,998			$1,956

Net interest rate spread (3)			2.78%			2.66%

Net interest-earning assets (4)	$60,628			$55,300

Net interest margin (5)			2.94%			2.82%

Average interest-earning assets to average interest-bearing liabilities	128.73%			124.92%

(1)	Includes U.S agency and treasury securities, municipal and corporate bonds and to a much lesser extent, FHLMC and Federal Home Loan Bank equity securities.
(2)	Loans on non-accrual status are included in average loans carrying a zero yield.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. The was no provision for loan losses for the three months ended June 30, 2015 compared to a provision of $300,000 for the three months ended June 30, 2014. We were able to record no provision during the most recent quarter due to fewer charge-offs and improved asset quality. Management identified probable losses in the loan portfolio and recorded net charge-offs of $17,000 for the three months ended June 30, 2015, compared to $39,000 for the three months ended June 30, 2014.

The allowance for loan losses was $1.7 million, or 62.1% of non-performing loans at June 30, 2015 compared to $2.0 million, or 40.2% of non-performing loans at June 30, 2014. During the three months ended June 30, 2015, loan charge offs totaled $84,000 with recoveries of $67,000, compared to $45,000 in charge offs and $6,000 in recoveries during the three months ended June 30, 2014. During fiscal year 2016 we will continue our emphasis in growing commercial real estate and commercial business loans, which are generally considered to bear higher risk than one-to four-family mortgage loans and could contribute to higher provisions going forward.

Summary of Allowance for Loan Losses Activity. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended June 30,
	2015	2014
	(dollars in thousands)
Allowance for loan losses at beginning of period	$1,690	$1,786
Charge-offs:
Real estate loans:
One-to four-family	60	2
Commercial	—	—
Construction	—	—
Commercial	10	—
Home equity	6	43
Consumer	8	—

Total charge-offs	84	45
Recoveries	67	6

Net charge-offs	17	39
Provision for loan losses	—	300

Allowance for loan losses at end of period	$1,673	$2,047

Allowance for loan losses to non-performing loans	62.12%	40.24%

Allowance for loan losses to total loans outstanding at the end of the period	0.98%	1.39%

Net charge-offs to average loans outstanding during the period (annualized)	0.04%	0.11%

Noninterest Revenue. Noninterest revenue increased $398,000, or 171.6%, to $630,000 for the three months ended June 30, 2015, compared to $232,000 for the three months ended June 30, 2014. The following table outlines the changes in noninterest revenue for the three month periods.

	Three months ended June 30,
	2015	2014	$ Change	% Change
Service charges	$91,621	$98,418	$(6,797)	(6.9)
Gain (loss) on sale of investment securities	—	22,019	(22,019)	(100.0)
Gain on sale of loans held for sale	16,998	1,199	15,799	1,317.7
Gain on sale of property and equipment	407,188	1,832	405,356	22,126.4
Earnings on bank-owned life insurance	87,742	90,530	(2,788)	(3.1)
Other fees and commissions	26,454	17,674	8,780	49.7

Total noninterest revenue	$630,003	$231,672	$398,331	171.9

Noninterest revenue increased as a result of increases in gain on sale of property and equipment, gain on sale of loans held for sale, and other fees and commissions. The increase on gain on sale of property and equipment is a result of the Company closing its Towson branch location in early May of 2015 and converting its limited service branch located at the administrative offices in Towson to a full service branch. The Towson branch closure will allow us to reduce expenses by an estimated $150,000 and continue to give our customers in the Towson area the same quality service and convenience. The Towson branch property was sold for $500,000, generating a gain on sale of $407,000 after applicable expenses. The increase associated with gain on sale of loans held for sale is attributable to the revenues earned on residential mortgage loans sold in the secondary market and the premiums associated with such sales.

These increases were partially offset by decreases in service charges, gain on sale of investment securities, and bank-owned life insurance (BOLI). Service charges primarily pertain to fees associated with retail deposit products. We have continued to focus on growing our core deposits, particularly checking accounts, which generate more service fee income. In addition, we continually review our fee structure on transactional accounts so that we may be more aligned with our market. The decrease in gain on sale of investments is a result us not selling any securities during the three months ended June 30, 2015 compared to the same period a year ago.

Noninterest Expense. Noninterest expense increased $68,000, or 3.0%, to $2.3 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The following table outlines the changes in noninterest expense for the three month periods.

	Three months ended June 30,
	2015	2014	$ Change	% Change
Salaries and benefits	$1,200,422	$1,283,612	$(83,190)	(6.5)
Occupancy	174,626	183,891	(9,265)	(5.0)
Advertising	27,363	33,738	(6,375)	(18.9)
Furniture and equipment	78,440	76,121	2,319	3.0
Data processing	141,988	147,527	(5,539)	(3.8)
Legal services	28,634	59,691	(31,057)	(52.0)
Other professional services	95,094	94,483	611	0.6
Merger related expenses	216,312	—	216,312	N/A
Deposit insurance premiums	49,864	58,198	(8,334)	(14.3)
Foreclosed real estate expense and losses (gains)	808	(4,964)	5,772	(116.3)
Other operating	309,423	322,364	(12,941)	(4.0)

Total noninterest expense	$2,322,974	$2,254,661	$68,313	3.0

The $68,000 increase in noninterest expense during the three months ended June 30, 2015, as compared to the same period of 2014, was attributable to the $216,000 in merger related expenses pertaining to the on-going merger between Hamilton Bancorp and Fairmount. This expense includes fees paid to attorneys, investment bankers and accountants, as well other costs associated with items that are necessary to assist with the progression of this transaction.

Other than merger related expenses, the majority of other noninterest expenses, including salaries and benefits, occupancy, advertising, data processing, legal, FDIC insurance and other operating expenses decreased during the three months ended June 30, 2015 compared to the same period a year ago. Salaries and benefits decreased $83,000 as a result of a change in our health benefit carrier and the loss of a couple of employees that were not replaced, including one commercial loan officer. Included within salaries and benefits for the three months ended June 30, 2015 is $79,000 in expense relating to equity awards granted to officers in prior periods. The equity awards provide for management to have a vested interest in the performance of the Company and share in the benefit of an increase in shareholder value. Similarly, other operating expenses for the same period include $29,000 in expense associated with equity awards granted to Directors.

Legal expenses continue to trend downward as we have worked through our problem assets and subsequently have not incurred any significant new problems within the loan portfolio. Our new lending platform has made our underwriting stronger and improved our monitoring. Other areas of noninterest expenses, such as occupancy, advertising, and other operating have also decreased as management has diligently looked for ways to cut costs and improve efficiency. We continue to monitor more closely the costs associated with daily operations and are reviewing existing vendor contracts and discussing cost reductions and/or alternative means.

Income Tax Expense. We recorded $186,000 in income tax expense for the three months ended June 30, 2015 after net income before income taxes of $305,000, compared to a tax benefit of $175,000 for the three months ended June 30, 2014 after a net loss before income taxes of $367,000. The effective income tax rate was 61.2% for the three months ended June 30, 2015 and a negative 47.8% for the three months ended June 30, 2014. The reason the effective tax rate is so high for the current quarter is that the $216,000 in merger related expenses are non-deductible for tax purposes, thus increasing taxable income as compared to book income. In the prior year period, the effective tax rate was negative due to the net loss before income taxes, as well as the impact from tax-exempt revenue.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending, and investing activities during any given period. At June 30, 2015, cash and cash equivalents totaled $14.6 million and securities classified as available-for-sale amounted to $86.4 million. The Bank also has the ability to borrow from the Federal Home Loan Bank (FHLB) to meet liquidity demands. At June 30, 2015, we had $6.0 million in borrowings outstanding from the FHLB and the capacity to borrow approximately $51.0 million more, subject to our pledging sufficient assets.

Hamilton Bank may also borrow up to $5.0 million from a correspondent bank under a secured federal funds line of credit, and $1.0 million under an unsecured line of credit. We would be required to pledge investment securities to draw upon the secured line of credit.

Certificates of deposit due within one year of June 30, 2015 totaled $78.1 million, or 52.7% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods due to the current low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit due on or before June 30, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. At June 30, 2015, we had $28.7 million in commitments to extend credit outstanding.

At June 30, 2015, we exceeded all of the applicable regulatory capital requirements for the Bank, including a new requirement under Basel III to obtain a minimum common equity core (Tier 1) capital to risk-weighted assets ratio of 4.5%. To be classified as a well-capitalized bank, we must have a common equity core (Tier 1) capital to risk-weighted assets ratio of at least 6.5%. For the quarter ended June 30, 2015, our common equity to Tier 1 capital was $44.8 million, or 23.47%, of risk-weighted assets. Basel III was not in effect as of the prior year, and therefore, there is no ratio to report for the year ended June 30, 2014.

Our core (Tier 1) capital was $46.8 million and $44.2 million, or 15.77% and 15.82% of total assets, at June 30, 2015 and March 31, 2015. In order to be classified as “well-capitalized” under federal banking regulations, we were required to have core capital of at least $14.2 million, or 5.0% of total assets, as of June 30, 2015. To be classified as a well-capitalized bank, we must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%, and a Tier 1 risk-based capital to risk-weighted assets of at least 8%. At June 30, 2015 and March 31, 2015, we had total risk-based capital ratios of 24.37% and 25.32%, respectively, and Tier 1 risk-based capital ratios of 23.47% and 24.37%, respectively. Our regulatory risk weighted capital ratios decreased during the first quarter of 2016 primarily as a result of our risk-weighted assets increasing $9.7 million due to an increase in commercial loans, while our core capital ratio year for the quarter remained relatively the same as a result of minimal change in our adjusted total assets.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For a discussion of our market risk, please refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2015 filed on June 26, 2015. The Company’s market risk has not changed materially from that disclosed in the annual report.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 26, 2015. As of June 30, 2015, the risk factors of the Company have not changed materially from those disclosed in the annual report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of June 30, 2015 (unaudited) and March 31, 2015; (ii) the Consolidated Statements of Operations for the three months ended June 30, 2015 and 2014 (unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three months ended June 30, 2015 and 2014 (unaudited); (iv) the Consolidated Statements of Equity for the three months ended June 30, 2015 and 2014 (unaudited); (v) the Consolidated Statement of Cash Flows for the three months ended June 30, 2015 and 2014 (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

*	This information is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically incorporated therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAMILTON BANCORP, INC.

Date: August 14, 2015	/s/ Robert A. DeAlmeida
Robert A. DeAlmeida
President and Chief Executive Officer

Date: August 14, 2015	/s/ John P. Marzullo
John P. Marzullo
Senior Vice President, Chief Financial Officer and Treasurer