Form 10-Q
period 2015-09-30
Hamilton Bancorp, Inc.
filed 2015-11-16
CIK 1551739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

3,418,113 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of November 16, 2015.

Hamilton Bancorp, Inc. and Subsidiaries

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Financial Condition

September 30, 2015 and March 31, 2015

	September 30,	March 31,
	2015	2015
	(Unaudited)	(Audited)
Assets
Assets
Cash and due from banks	$5,532,509	$3,294,273
Federal funds sold and Federal Home Loan Bank deposit	3,246,180	6,226,976
Interest-bearing deposits in other banks	9,153,281	7,122,639

Cash and cash equivalents	17,931,970	16,643,888
Certificates of deposit held as investment	4,244,370	—
Investment securities available for sale, at fair value	87,381,814	92,939,751
Federal Home Loan Bank stock, at cost	1,038,700	522,700
Loans held for sale	—	581,139
Loans, less allowance for loan losses of $1,734,246 and $1,690,236	223,596,450	158,594,958
Premises and equipment, net	4,128,689	1,972,348
Foreclosed real estate	443,015	455,575
Accrued interest receivable	1,011,224	835,940
Bank-owned life insurance	12,536,415	12,359,969
Deferred income taxes	2,866,319	1,961,850
Income taxes refundable	228,920	—
Goodwill	6,462,249	2,664,432
Core deposit intangible	666,373	138,333
Other assets	1,350,083	1,368,886

Total Assets	$363,886,591	$291,039,769

Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$20,955,208	$16,652,771
Interest-bearing deposits	262,432,417	205,666,121

Total deposits	283,387,625	222,318,892
Borrowings	16,889,147	6,000,000
Advances by borrowers for taxes and insurance	579,311	619,028
Other liabilities	2,058,298	1,302,141

Total liabilities	302,914,381	230,240,061

Commitments and Contingencies	—	—

Shareholders’ Equity
Common stock, $.01 par value, 100,000,000 shares authorized. Issued: 3,418,113 shares at September 30, 2015 and 3,417,713 shares at March 31, 2015	34,181	34,177
Additional paid in capital	31,049,989	30,832,815
Retained earnings	32,669,309	32,752,071
Unearned ESOP shares	(2,518,040)	(2,518,040)
Accumulated other comprehensive loss	(263,229)	(301,315)

Total shareholders’ equity	60,972,210	60,799,708

Total Liabilities and Shareholders’ Equity	$363,886,591	$291,039,769

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

Three and Six Months Ended September 30, 2015 and 2014

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Interest and dividend revenue
Loans, including fees	$2,159,611	$1,743,446	$4,100,218	$3,585,223
U.S. treasuries and government agencies	87,767	112,386	184,475	222,358
Municipal and corporate bonds	27,617	32,971	62,423	68,837
Mortgage-backed securities	277,835	389,909	575,430	778,244
Federal funds sold, FHLB stock and other bank deposits	8,300	6,168	13,563	16,373

Total interest and dividend revenue	2,561,130	2,284,880	4,936,109	4,671,035

Interest expense
Deposits	410,990	427,918	783,433	858,989
Borrowed funds	21,342	—	26,295	—

Total interest expense	432,332	427,918	809,728	858,989

Net interest income	2,128,798	1,856,962	4,126,381	3,812,046
Provision for loan losses	120,000	170,000	120,000	470,000

Net interest income after provision for loan losses	2,008,798	1,686,962	4,006,381	3,342,046

Noninterest revenue
Service charges	102,624	105,760	201,972	205,561
Gain on sale of investment securities	21,715	166,155	21,715	188,174
Gain on sale of loans held for sale	18,571	23,539	35,569	24,737
Gain on sale of property and equipment	—	—	407,188	—
Earnings on bank-owned life insurance	88,704	90,856	176,446	181,386
Other	15,791	3,028	34,519	21,601

Total noninterest revenue	247,405	389,338	877,409	621,459

Noninterest expenses
Salaries	977,330	987,264	1,915,570	1,955,774
Employee benefits	254,140	314,595	516,323	629,698
Occupancy	179,036	183,235	353,662	367,125
Advertising	18,451	30,554	45,814	64,292
Furniture and equipment	74,234	79,974	152,675	156,095
Data processing	143,023	128,393	285,011	275,919
Legal services	35,812	49,848	57,991	109,539
Other professional services	67,986	59,625	159,907	154,108
Merger related expenses	400,795	—	631,580	—
Deposit insurance premiums	39,002	59,896	88,865	118,094
Foreclosed real estate expense and losses (gains)	13,079	—	13,887	(4,964)
Other operating	350,033	319,094	654,611	641,457

Total noninterest expenses	2,552,921	2,212,478	4,875,896	4,467,137

Net income (loss) before income taxes	(296,718)	(136,178)	7,894	(503,632)
Income tax expense (benefit)	(95,633)	(77,116)	90,654	(252,589)

Net loss	$(201,085)	$(59,062)	$(82,760)	$(251,043)

Loss per common share - basic	$(0.06)	$(0.02)	$(0.03)	$(0.08)

Loss per common share - diluted	$(0.06)	$(0.02)	$(0.03)	$(0.08)

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Three and Six Months Ended September 30, 2015 and 2014

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net loss	$(201,085)	$(59,062)	$(82,760)	$(251,043)
Other comprehensive income:
Unrealized gain (loss) on investment securities available for sale	1,285,089	(1,043,685)	84,610	(53,829)
Reclassification adjustment for realized (gain) loss on investment securities available for sale included in net income	(21,715)	(166,155)	(21,715)	(188,174)

Total unrealized gain (loss) on investment securities available for sale	1,263,374	(1,209,840)	62,895	(242,003)
Income tax expense (benefit) relating to investment securities available for sale	498,338	(477,221)	24,809	(95,457)

Other comprehensive income (loss)	765,036	(732,619)	38,086	(146,546)

Total comprehensive income (loss)	$563,951	$(791,681)	$(44,674)	$(397,589)

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Six Months Ended September 30, 2015 and 2014

					Accumulated
		Additional		Unearned	other	Total
	Common	paid-in	Retained	ESOP	comprehensive	shareholders’
	stock	capital	earnings	shares	income (loss)	equity

Balance March 31, 2014	$35,951	$32,910,362	$33,066,380	$(2,666,160)	$(1,576,265)	$61,770,268

Net loss	—	—	(251,043)	—	—	(251,043)
Unrealized loss on available for sale securities, net of tax effect of $(95,457)	—	—	—	—	(146,546)	(146,546)
Repurchase of common stock	(1,798)	(2,500,392)	—	—	—	(2,502,190)
Stock based compensation - options	—	101,198	—	—	—	101,198
Restricted stock - compensation and activity	(22)	102,858	—	—	—	102,836

Balance September 30, 2014	$34,131	$30,614,026	$32,815,337	$(2,666,160)	$(1,722,811)	$59,074,523

Balance March 31, 2015	$34,177	$30,832,815	$32,752,071	$(2,518,040)	$(301,315)	$60,799,708

Net loss	—	—	(82,760)	—	—	(82,760)
Unrealized loss on available for sale securities, net of tax effect of $ 24,809	—	—	—	—	38,086	38,086
Stock based compensation - options	—	104,605	—	—	—	104,605
Restricted stock - compensation and activity	4	112,569	—	—	—	112,573

Balance September 30, 2015	$34,181	$31,049,989	$32,669,309	$(2,518,040)	$(263,229)	$60,972,210

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended September 30, 2015 and 2014

	Six Months Ended
	September 30,
	2015	2014

Cash flows from operating activities
Interest received	$5,024,636	$4,943,109
Fees and commissions received	643,679	226,421
Interest paid	(806,704)	(859,156)
Cash paid to suppliers and employees	(3,761,913)	(4,130,896)
Origination of loans held for sale	(3,543,900)	(1,810,500)
Proceeds from sale of loans held for sale	4,160,608	1,610,342
Income taxes (paid) refund received	(228,919)	567,639

Net cash provided by operating activities	1,487,487	546,959

Cash flows from investing activities
Acquisition, net of cash acquired	(12,723,871)	—
Proceeds from sale of securities available for sale	5,028,054	5,318,086
Proceeds from maturing and called securities available for sale, including principal pay downs	10,156,217	14,586,322
Proceeds from maturing and called certificates of deposit	250,000	—
Purchase of investment securities available for sale	—	(19,971,049)
Loans made, net of principal repayments	(10,921,223)	(4,411,675)
Purchase of premises and equipment	(26,227)	(120,922)
Proceeds from sale of foreclosed real estate	11,752	—
Proceeds from sale of property and equipment	463,839	23,500

Net cash used by investing activities	(7,761,459)	(4,575,738)

Cash flows from financing activities
Net increase (decrease) in
Deposits	7,601,767	(6,432,321)
Advances by borrowers for taxes and insurance	(39,717)	(254,876)
Proceeds from borrowings	2,000,000	—
Payments of borrowings	(2,000,000)	—
Issuance of restricted stock	4
Repurchase of common stock	—	(2,502,190)

Net cash provided (used) by financing activities	7,562,054	(9,189,387)

Net increase (decrease) in cash and cash equivalents	1,288,082	(13,218,166)

Cash and cash equivalents at beginning of period	16,643,888	33,073,310

Cash and cash equivalents at end of period	$17,931,970	$19,855,144

Supplemental Disclosures of Cash Flow Information:
Total cash consideration paid for Fairmount Merger	$14,192,370	$—
Less cash acquired	(1,468,499)	—

Acquisition, net of cash acquired	$12,723,871	$—

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

	Six Months Ended
	September 30,
	2015	2014

Reconciliation of net income to net cash provided (used) by operating activities
Net loss	$(82,760)	$(251,043)
Adjustments to reconcile net income to net cash provided (used) by operating activities
Amortization of premiums on securities	215,456	213,361
Amortization of premiums on certificates of deposit	1,227	—
Gain on sale of investment securities	(21,715)	(188,174)
Loan premium amortization	17,020	—
Deposit premium amortization	—	—
Core deposit intangible asset amortization	14,500	17,500
Premises and equipment depreciation and amortization	121,825	126,829
Gain on sale of property and equipment	(407,188)	(1,832)
Stock based compensation	217,177	204,034
Provision for loan losses	120,000	470,000
Decrease (increase) in
Accrued interest receivable	(175,284)	40,778
Loans held for sale	581,139	(224,895)
Cash surrender value of life insurance	(176,446)	(181,386)
Income taxes refundable and deferred income taxes	(138,265)	315,050
Other assets	497,064	106,430
Increase (decrease) in
Accrued interest payable	3,024	(167)
Deferred loan origination fees	30,108	17,194
Other liabilities	670,605	(116,720)

Net cash provided by operating activities	$1,487,487	$546,959

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Hamilton Bancorp, Inc. (the “Company”) was incorporated on September 7, 2012 to serve as the stock holding company for Hamilton Bank (the “Bank”), a federally chartered savings bank. On October 10, 2012, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a mutual savings bank to a stock savings bank and became the wholly owned subsidiary of the Company. In connection with the conversion, the Company sold 3,703,000 shares of common stock at a price of $10.00 per share, through which the Company received proceeds of approximately $35,580,000, net of offering expenses of approximately $1,450,000. In connection with the conversion, the Bank’s Board of Directors adopted an employee stock ownership plan (the “ESOP”) which subscribed for 8.0% of shares sold in the offering, or 296,240 common shares. The purchase of shares by the ESOP was funded by a loan from the Company.

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

On September 11, 2015, the Bank acquired all the common stock of Fairmount Bancorp, Inc. (“Fairmount”) in an all cash transaction for $14.2 million.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. We derived the balances as of March 31, 2015 from audited financial statements. Operating results for the six months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016, or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2015. Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation.

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Nature of Operations. Hamilton Bancorp is a holding company that operates a community bank with five branches in the Baltimore-metropolitan area. Its primary deposit products are certificates of deposit and demand, savings, NOW, and money market accounts. Its primary lending products consist of real estate mortgages, along with commercial and consumer loans. Hamilton Bancorp’s primary source of revenue is derived from loans to customers, who are predominately small and middle-market businesses and middle-income individuals.

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

Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The loans acquired by the Company’s acquisition of Fairmount on September 11, 2015 (see Note 3 “Acquisition of Fairmount Bancorp, Inc.”) were recorded at fair value at the acquisition date and no separate valuation allowance was established. The initial fair values were determined by management, with the assistance of an independent valuation specialist, based on estimated expected cash flows discounted at appropriate rates. The discount rates were based on market rates for new originations of comparable loans and did not include a separate factor for loan losses as that was included in the estimated cash flows.

Accounting Standards Codification (“ASC”) Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to loans acquired in a transfer with evidence of deterioration of credit quality for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. If both conditions exist, the Company determines whether to account for each loan individually or whether such loans will be assembled into pools based on common risk characteristics such as credit score, loan type, and origination date.

The Company considered expected prepayments and estimated the total expected cash flows, which included undiscounted expected principal and interest. The excess of that amount over the fair value of the loan is referred to as accretable yield. Accretable yield is recognized as interest income on a constant yield basis over the expected life of the loan. The excess of the contractual cash flows over expected cash flows is referred to as nonaccretable difference and is not accreted into income. Over the life of the loan, the Company continues to estimate expected cash flows. Subsequent decreases in expected cash flows are recognized as impairments in the current period through the allowance for loan losses. Subsequent increases in cash flows to be collected are first used to reverse any existing valuation allowance and any remaining increase are recognized prospectively through an adjustment of the loan’s yield over its remaining life.

ASC Topic 310-20, Nonrefundable Fees and Other Costs, was applied to loans not considered to have deteriorated credit quality at acquisition. Under ASC Topic 310-20, the difference between the loan’s principal balance at the time of purchase and the fair value is recognized as an adjustment of yield over the life of the loan.

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

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

Pending Merger. On October 12, 2015, Hamilton Bancorp, Inc. (“Hamilton Bancorp”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Hamilton Bancorp, Hamilton Acquisition Corp. II (a wholly owned subsidiary of Hamilton Bancorp) and Fraternity Community Bancorp, Inc. (“Fraternity Community Bancorp”), pursuant to which, among other things, Fraternity Community Bancorp will merge with and into Hamilton Bancorp, with Hamilton Bancorp as the surviving entity, and immediately thereafter, Fraternity Federal Savings & Loan Association will be merged with and into Hamilton Bank with Hamilton Bank as the surviving bank (collectively, the “Merger”).

Under the terms of the Merger Agreement, stockholders of Fraternity Community Bancorp will receive a cash payment equal to nineteen dollars and twenty-five cents ($19.25) for each share of Fraternity Community Bancorp common stock, or an aggregate of approximately $26.5 million.

The transaction has been approved by the Board of Directors of each company and is expected to close in the quarter ending June 30, 2016. Completion of the Merger is subject to customary closing conditions, including the receipt of required regulatory approvals and the approval of Fraternity Community Bancorp’s shareholders.

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

ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Guidance in Topic 718 as it relates to awards with performance conditions that affect vesting should be applied to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments of ASU 2014-12 are effective for interim and annual periods beginning after December 15, 2015. The Company will evaluate this amendment but does not believe it will have an impact on its financial position or results of operations.

Note 3:	Acquisition of Fairmount Bancorp, Inc.

On September 11, 2015, Hamilton Bancorp acquired Fairmount Bancorp, Inc. (“Fairmount”), the parent company of Fairmount Bank. Under the terms of the Merger Agreement, stockholders of Fairmount received a cash payment equal to thirty dollars ($30.00) for each share of Fairmount common stock. The total merger consideration was $14.2 million.

In connection with the acquisition, Fairmount Bank was merged with and into Hamilton Bank, with Hamilton Bank as the surviving bank. The results of the Fairmount transaction are included with Hamilton’s results as of and from September 11, 2015.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

As required by the purchase method of accounting, we have adjusted the acquired assets and liabilities of Fairmount to their estimated fair value on the date of acquisition and added them to those of Hamilton Bancorp. Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which we have based on level 3 valuation estimates and assumptions that are subject to change, we have allocated the preliminary purchase price for Fairmount as follows:

	As recorded by Fairmount Bancorp, Inc.	Fair Value Adjustments	As recorded by Hamilton Bancorp, Inc.
Identifiable assets:
Cash and cash equivalents	$1,468,499	$—	$1,468,499
Certificates of deposit	4,467,825	27,772	4,495,597
Investment securities available for sale	9,757,177	—	9,757,177
Loans	55,454,414	(1,207,017)	54,247,397
Allowance For Loan Loss	(591,070)	591,070	—
Premises and equipment	2,975,587	(666,997)	2,308,590
Deferred income taxes	423,258	596,675	1,019,933
Core Deposit Intangible	22,802	(22,802)	—
Other assets	994,269	—	994,269

Total identifiable assets	$74,972,761	$(681,299)	$74,291,462

Identifiable liabilities:
Non-interest bearing deposits	909,669	—	909,669
Interest bearing deposits	52,123,868	433,429	52,557,297
Borrowings	10,500,000	389,147	10,889,147
Other liabilities	83,336	—	83,336

Total identifiable liabilities	$63,616,873	$822,576	$64,439,449

Net tangible assets acquired	11,355,888	(1,503,875)	9,852,013

Definite lived intangible assets acquired	—	542,540	542,540
Goodwill	—	3,797,817	3,797,817

Net intangible assets acquired	—	4,340,357	4,340,357

Total cash consideration	$11,355,888	$2,836,482	$14,192,370

Prior to the end of the measurement period, if information becomes available which indicates the purchase price allocations require adjustments, we will include such adjustments in the purchase price allocation retrospectively.

Of the total estimated purchase price, we have allocated an estimate of $9.9 million to net tangible assets acquired and we have allocated $543,000 to the core deposit intangible which is a definite lived intangible asset. We have allocated the remaining purchase price to goodwill, which is deductible for income tax purposes. We will amortize the core deposit intangible on a straight-line basis over its estimated useful life of 8.0 years. We will evaluate goodwill annually for impairment.

In connection with the merger of Fairmount and the pending merger with Fraternity, the Company incurred merger related costs. These expenses were primarily related to legal, other professional services and system conversions. The following table details the expenses included in the consolidated statements of operations.

	Three months ended September 30, 2015			Six months ended September 30, 2015
	Fairmount	Fraternity	Total	Fairmount	Fraternity	Total
Legal	$115,048	$113,987	$229,035	$244,081	$120,442	$364,523
Professional services	93,669	7,500	101,169	173,669	15,173	188,842
Data processing	48,745	—	48,745	48,745	—	48,745
Advertising	—	—	—	2,779	—	2,779
Other	21,846	—	21,846	26,547	144	26,691

Total merger related expenses	$279,308	$121,487	$400,795	$495,821	$135,759	$631,580

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Pro Forma Condensed Combined Financial Information. The following schedule includes consolidated statements of operations data for the unaudited pro forma results for the periods ended September 30, 2015 and 2014 as if the Fairmount Bancorp acquisition had occurred as of the beginning of the periods presented.

	Six Months Ended September 30,
	2015	2014
Net interest income	$5,599,859	$5,425,030
Other non-interest revenue	980,616	718,127

Total revenue	6,580,475	6,143,157
Provision expense	110,000	470,000
Other non-interest expense	5,078,295	5,441,187

Income before income taxes	1,392,180	231,970
Income tax expense	509,496	(80,875)

Net income	$882,685	$312,845

Basic earnings per share	$0.28	$0.10

Diluted earnings per share	$0.28	$0.10

We have not included any provision for loan losses during the period for loans acquired from Fairmount Bancorp. In accordance with accounting for business combinations, we included the credit losses evident in the loans in the determination of the fair value of loans at the date of acquisition and eliminated the allowance for loan losses maintained by Fairmount Bancorp at acquisition date. Also excluded are an estimated $1.3 million in merger related expenses associated with completing the actual merger. This expense includes expenses incurred by both the buyer and the seller.

We have presented the pro forma financial information for illustrative purposes only and it is not necessarily indicative of the financial results of the combined companies if we had actually completed the acquisition at the beginning of the periods presented, nor does it indicate future results for any other interim or full year period. Pro forma basic and diluted earnings per common share were calculated using Hamilton Bancorp’s actual weighted average shares outstanding for the periods presented, assuming the acquisition occurred at the beginning of the periods presented.

Note 4:	Earnings per Share

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

Both the basic and diluted earnings per share for the three and six months ended September 30, 2015 and 2014 are summarized below:

	Three Months ended September 30, 2015	Three Months ended September 30, 2014	Six months ended September 30, 2015	Six months ended September 30, 2014

Net loss	$(201,085)	$(59,062)	$(82,760)	$(251,043)
Average common shares outstanding - basic	3,166,309	3,147,580	3,166,110	3,205,123
Average common shares outstanding - diluted	3,166,780	N/A	3,166,581	N/A
Loss per common share - basic and diluted	$(0.06)	$(0.02)	$(0.03)	$(0.08)

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

During the three and six months ending September 30, 2014, none of the common stock equivalents were dilutive due to the average fair value of our common stock being lower than the exercise price of outstanding stock options during that period and the loss reported during those periods.

Note 5:	Investment Securities Available for Sale

The amortized cost and fair value of securities at September 30, 2015 and March 31, 2015, are summarized as follows:

September 30, 2015	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. government agencies	$18,514,643	$15,883	$151,419	$18,379,107
Municipal bonds	2,713,298	84,354	—	2,797,652
Corporate bonds	2,000,000	—	68,334	1,931,666
Mortgage-backed	64,588,567	346,867	662,045	64,273,389

	$87,816,508	$447,104	$881,798	$87,381,814

March 31, 2015	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. government agencies	$17,509,211	$3,363	$200,627	$17,311,947
Municipal bonds	2,149,114	168,016	—	2,317,130
Corporate bonds	2,000,000	—	46,736	1,953,264
Mortgage-backed	71,779,015	387,015	808,620	71,357,410

	$93,437,340	$558,394	$1,055,983	$92,939,751

Proceeds from sales of investment securities were $5,028,054 and $5,289,386 during the three months ended September 30, 2015 and 2014, respectively, with gains of $72,715 and losses of $51,000 for the three months ended September 30, 2015 and gains of $166,155 and no losses for the three months ended September 30, 2014.

Proceeds from sales of investment securities were $5,028,054 and $5,318,086 during the six months ended September 30, 2015 and 2014, respectively, with gains of $72,715 and losses of $51,000 for the six months ended September 30, 2015 and gains of $188,174 and no losses for the six months ended September 30, 2014.

As of September 30, 2015 and March 31, 2015, all mortgage-backed securities are backed by U.S. Government- Sponsored Enterprises (GSE’s).

As of September 30, 2015 and March 31, 2015, the Company had one pledged security to the Federal Reserve Bank with a book value of $2,000,000 for both periods and a fair value of $1,970,710, and $1,970,080, respectively.

The amortized cost and estimated fair value of debt securities by contractual maturity at September 30, 2015 and March 31, 2015 follow. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

	Available for Sale
	September 30, 2015		March 31, 2015
	Amortized cost	Fair value	Amortized cost	Fair value

Maturing
Within one year	$1,235,471	$1,237,060	$509,211	$512,574
Over one to five years	3,013,548	3,021,194	—	—
Over five to ten years	17,578,609	17,375,867	19,000,000	18,752,637
Over ten years	1,400,313	1,474,304	2,149,114	2,317,130
Mortgage-backed, in monthly installments	64,588,567	64,273,389	71,779,015	71,357,410

	$87,816,508	$87,381,814	$93,437,340	$92,939,751

The following table presents the Company’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position at September 30, 2015 and March 31, 2015.

	Less than 12 months		12 months or longer		Total
September 30, 2015	Gross Unrealized losses	Fair value	Gross Unrealized losses	Fair value	Gross Unrealized losses	Fair value

U.S. government agencies	$7,664	$3,992,336	$143,755	$9,856,245	$151,419	$13,848,581
Municipal bonds	—	—	—	—	—	—
Corporate bonds	—	—	68,334	1,931,666	68,334	1,931,666
Mortgage-backed securities	162,032	8,907,878	500,013	26,455,675	662,045	35,363,553

	$169,696	$12,900,214	$712,102	$38,243,586	$881,798	$51,143,800

March 31, 2015

U.S. government agencies	$11,208	$3,988,792	$189,419	$12,810,581	$200,627	$16,799,373
Municipal bonds	—	—	—	—	—	—
Corporate bonds	46,736	1,953,264	—	—	46,736	1,953,264
Mortgage-backed securities	187,176	9,687,070	621,444	33,241,821	808,620	42,928,891

	$245,120	$15,629,126	$810,863	$46,052,402	$1,055,983	$61,681,528

The gross unrealized losses on debt securities are not considered by management to be other-than-temporary impairments. Management has the intent and ability to hold these securities until recovery of their value. In most cases, temporary impairment is caused by market interest rate fluctuations.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Note 6:	Loans Receivable and Allowance for Loan Losses

Loans receivable, excluding loans held for sale, consist of the following at September 30, 2015 and March 31, 2015:

	September 30, 2015				March 31, 2015
	Legacy (1)	Acquired	Total Loans	% of Total	Legacy (1)	% of Total
Real estate loans:
One-to four-family:
Residential	$48,178,332	$23,927,926	$72,106,258	32%	$49,864,923	31%
Residential construction	5,039,969	1,701,841	6,741,810	3%	3,955,702	2%
Investor (2)	12,762,883	17,279,438	30,042,321	13%	12,971,519	8%
Commercial	70,252,890	1,823,440	72,076,330	32%	59,273,398	37%
Commercial construction	2,916,772	2,175,679	5,092,451	2%	2,405,849	1%

Total real estate loans	139,150,846	46,908,324	186,059,170	82%	128,471,391	79%
Commercial business	17,658,133	3,359,988	21,018,121	9%	18,489,603	12%
Home equity loans	12,154,536	2,283,782	14,438,318	6%	12,261,292	8%
Consumer	3,591,507	1,250,406	4,841,913	2%	1,166,155	1%

Total Loans	172,555,022	53,802,500	226,357,522	100%	160,388,441	100%

Net deferred loan origination fees and costs	(133,355)	—	(133,355)		(103,247)
Loan premium (discount)	96,421	(989,892)	(893,471)		0
Allowance for loan losses	(1,734,246)	—	(1,734,246)		(1,690,236)

	$170,783,842	$52,812,608	$223,596,450		$158,594,958

(1)	As a result of the acquisition of Fairmount Bancorp, Inc. (Fairmount Bancorp), the parent company of Fairmount Bank, in September 2015, we have segmented the portfolio into two components, loans originated by Hamilton Bank “Legacy” and loans acquired from Fairmount Bank “Acquired”.
(2)	“Investor” loans are residential mortgage loans secured by non-owner occupied one- to four-family properties

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

The following table details activity in the allowance for loan losses by portfolio segment for both the six months ended September 30, 2015 and 2014 and for the year ended March 31, 2015. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Six months ended: September 30, 2015	Allowance 3/31/2015	Provision for loan losses	Charge offs	Recoveries	Allowance 9/30/2015

Real estate loans:
One-to four-family	$433,570	$178,000	$162,331	$848	$450,087
Commercial	585,817	101,014	—	—	686,831
Commercial construction	67,835	39,390	—	—	107,225
Commercial business	473,127	(189,728)	10,533	108,651	381,517
Home equity loans	98,983	(9,770)	6,000	—	83,213
Consumer	727	31,271	7,565	940	25,373
Unallocated	30,177	(30,177)	—	—	—

	$1,690,236	$120,000	$186,429	$110,439	$1,734,246

Six months ended: September 30, 2014	Allowance 3/31/2014	Provision for loan losses	Charge offs	Recoveries	Allowance 9/30/2014

Real estate loans:
One-to four-family	$528,362	$109,464	$105,498	$1,315	$533,643
Commercial	575,881	7,706	—	—	583,587
Commercial construction	60,361	(60,361)	—	—	—
Commercial business	590,975	322,057	—	9,314	922,346
Home equity loans	27,181	92,859	69,801	2,505	52,744
Consumer	3,213	(1,725)	—	—	1,488
Unallocated	—	—	—	—	—

	$1,785,973	$470,000	$175,299	$13,134	$2,093,808

Year Ended: March 31, 2015	Allowance 3/31/2014	Provision for Loan Losses	Charge offs	Recoveries	Allowance 3/31/2015
Real estate loans:
One-to four-family	$528,362	$38,738	$138,821	$5,291	$433,570
Commercial	575,881	9,936	—	—	585,817
Commercial construction	60,361	7,474	—	—	67,835
Commercial business	590,975	(82,390)	83,879	48,421	473,127
Home equity loans	27,181	169,990	100,693	2,505	98,983
Consumer	3,213	(3,925)	—	1,439	727
Unallocated	—	30,177	—	—	30,177

	$1,785,973	$170,000	$323,393	$57,656	$1,690,236

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

The following table provides additional information on the allowance for loan losses by segment:

	Legacy				Acquired
	Allowance		Loan Balance		Allowance		Loan Balance
	Individually	Collectively	Individually	Collectively	Individually	Collectively	Individually	Collectively
	evaluated	evaluated	evaluated	evaluated	evaluated	evaluated	evaluated	evaluated
Six months ended:	for	for	for	for	for	for	for	for
September 30, 2015	impairment	impairment	impairment	impairment	impairment	impairment	impairment	impairment

Real estate loans:
One-to four-family	$83,954	$366,133	$2,062,013	$63,919,171	$—	$—	$1,364,241	$41,544,964
Commercial	—	918,733	3,358,408	66,894,482	—	—	264,366	1,559,074
Commercial construction	—	107,225	1,286,588	1,630,184	—	—	—	2,175,679
Commercial business	—	149,615	2,078,869	15,579,264	—	—	—	3,359,988
Home equity loans	—	83,213	63,598	12,090,938	—	—	—	2,283,782
Consumer	—	25,373	—	3,591,507	—	—	58,840	1,191,566
Unallocated	—	—	—	—	—	—	—	—

	$83,954	$1,650,292	$8,849,476	$163,705,546	$—	$—	$1,687,447	$52,115,053

	Legacy
	Allowance		Loan Balance
	Individually	Collectively	Individually	Collectively
	evaluated	evaluated	evaluated	evaluated
Six months ended:	for	for	for	for
September 30, 2014	impairment	impairment	impairment	impairment

Real estate loans:
One-to four-family	$157,155	$376,488	$1,812,115	$67,636,289
Commercial	—	583,587	3,359,813	43,098,056
Commercial construction	—	—	1,461,037	—
Commercial business	2,473	919,873	2,598,666	16,149,177
Home equity loans	—	52,744	49,283	11,724,563
Consumer	—	1,488	1,201	1,146,405
Unallocated	—	—	—	—

	$159,628	$1,934,180	$9,282,115	$139,754,490

	Legacy
	Allowance		Loan Balance
	Individually	Collectively	Individually	Collectively
	Evaluated	Evaluated	Evaluated	Evaluated
Year Ended:	for	for	for	for
March 31, 2015	Impairment	Impairment	Impairment	Impairment
Real estate loans:
One-to four-family	$97,632	$335,938	$2,092,580	$64,699,564
Commercial	—	585,817	3,358,447	55,914,951
Commercial construction	—	67,835	1,374,530	1,031,319
Commercial business	730	472,397	2,010,424	16,479,179
Home equity loans	—	98,983	15,229	12,246,063
Consumer	—	727	—	1,166,155
Unallocated	—	30,177	—	—

	$98,362	$1,591,874	$8,851,210	$151,537,231

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Past due loans, segregated by age and class of loans, as of and for the six months ended September 30, 2015 and as of and for the year ended March 31, 2015, were as follows.

September 30, 2015	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90 or more days past due	Total past due loans	Current loans	Totals loans	Accruing loans 90 or more days past due	Nonaccrual loans	Nonaccrual interest not accrued
Legacy Loans:
Real estate loans:
One-to four-family	$326,486	$322,327	$316,586	$965,399	$65,015,785	$65,981,184	$—	$549,751	$22,135
Commercial	—	—	—	—	70,252,890	70,252,890	—	—	—
Commercial construction	—	—	—	—	2,916,772	2,916,772	—	1,286,588	11,497
Commercial business	—	—	128,861	128,861	17,529,272	17,658,133	—	171,223	105,986
Home equity loans	—	8,476	44,581	53,057	12,101,479	12,154,536	—	53,058	1,395
Consumer	12,396	33,371	—	45,767	3,545,740	3,591,507	—	—	—

	$338,882	$364,174	$490,028	$1,193,084	$171,361,938	$172,555,022	$—	$2,060,620	$141,013

September 30, 2015	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90 or more days past due	Total past due loans	Current loans	Totals loans	Accruing loans 90 or more days past due	Nonaccrual loans	Nonaccrual interest not accrued
Acquired Loans:
Real estate loans:
One-to four-family	$—	$28,346	$971,164	$999,510	$41,909,695	$42,909,205	$—	$871,627	$92,019
Commercial	—	—	—	—	1,823,440	1,823,440	—	—	—
Commercial construction	—	—	—	—	2,175,679	2,175,679	—	—	—
Commercial business	—	—	—	—	3,359,988	3,359,988	—	—	—
Home equity loans	—	—	—	—	2,283,782	2,283,782	—	—	—
Consumer	—	—	4,363	4,363	1,246,043	1,250,406	—	4,363	81

	$—	$28,346	$975,527	$1,003,873	$52,798,627	$53,802,500	$—	$875,990	$92,100

March 31, 2015	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90 or more days past due	Total past due loans	Current loans	Totals loans	Accruing loans 90 or more days past due	Nonaccrual loans	Nonaccrual interest not accrued
Legacy Loans:
Real estate loans:
One-to four-family	$299,259	$158,898	$487,617	$945,774	$65,846,370	$66,792,144	$—	$639,191	$28,338
Commercial	—	—	—	—	59,273,398	59,273,398	—	—	—
Commercial construction	—	—	1,374,530	1,374,530	1,031,319	2,405,849	—	1,374,530	11,975
Commercial business	—	733,809	225,573	959,382	17,530,221	18,489,603	—	225,573	82,789
Home equity loans	—	—	6,000	6,000	12,255,292	12,261,292	—	15,229	980
Consumer	187	492	—	679	1,165,476	1,166,155	—	—	—

	$299,446	$893,199	$2,093,720	$3,286,365	$157,102,076	$160,388,441	$—	$2,254,523	$124,082

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Impaired Loans as of and for the six months ended September 30, 2015 and as of and for the year ended March 31, 2015, were as follows:

September 30, 2015	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance	Average recorded investment	Interest recognized
Legacy Loans:
Real estate loans:
One-to four-family	$2,217,546	$637,981	$1,424,032	$2,062,013	$83,954	$2,163,495	$30,819
Commercial	3,433,629	3,358,408	—	3,358,408	—	3,358,429	83,961
Commercial construction	2,549,027	1,286,588	—	1,286,588	—	1,330,696	—
Commercial business	2,724,680	2,078,869	—	2,078,869	—	2,011,302	69,843
Home equity loans	85,866	63,598	—	63,598	—	65,068	758
Consumer	—	—	—	—	—	—	—

	$11,010,748	$7,425,444	$1,424,032	$8,849,476	$83,954	$8,928,990	$185,381

September 30, 2015	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance	Average recorded investment	Interest recognized
Acquired Loans:
Real estate loans:
One-to four-family	$2,587,277	$1,364,241	$—	$1,364,241	$—	$1,364,241	$47,659
Commercial	264,366	264,366	—	264,366	—	264,366	—
Commercial construction	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Home equity loans	—	—	—	—	—	—	—
Consumer	74,460	58,840	—	58,840	—	—	4,747

	$2,926,103	$1,687,447	$—	$1,687,447	$—	$1,628,607	$52,406

March 31, 2015	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance	Average recorded investment	Interest recognized
Legacy Loans:
Real estate loans:
One-to four-family	$2,221,429	$652,411	$1,440,169	$2,092,580	$97,632	$2,176,952	$72,593
Commercial	3,433,669	3,358,447	—	3,358,447	—	3,359,762	157,242
Commercial construction	2,549,027	1,374,530	—	1,374,530	—	1,775,778	—
Commercial business	2,730,393	1,961,074	49,350	2,010,424	730	2,810,816	96,056
Home equity loans	67,924	15,229	—	15,229	—	40,701	112
Consumer	—	—	—	—	—	—	—

	$11,002,442	$7,361,691	$1,489,519	$8,851,210	$98,362	$10,164,009	$326,003

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the September 30, 2015 and March 31, 2015, balances of classified loans based on the risk grade. Classified loans include Special Mention, Substandard, and Doubtful loans. The Bank had no loans classified as Doubtful or Loss as of September 30, 2015 or March 31, 2015.

	Legacy				Acquired
September 30, 2015	Pass	Special Mention	Substandard	Total	Pass	Special Mention	Substandard	Total

Real estate loans:
One-to four-family	$63,518,142	$1,750,268	$712,774	$65,981,184	$41,591,428	$138,482	$1,179,295	$42,909,205
Commercial	64,007,058	2,887,424	3,358,408	70,252,890	1,609,074	214,366	—	1,823,440
Commercial construction	1,630,184	—	1,286,588	2,916,772	2,175,679	—	—	2,175,679
Commercial business	13,064,631	3,128,533	1,464,969	17,658,133	3,359,988	—	—	3,359,988
Home equity loans	12,090,603	8,476	55,457	12,154,536	2,283,782	—	—	2,283,782
Consumer	3,564,024	—	27,483	3,591,507	1,169,786	36,031	44,589	1,250,406

	$157,874,642	$7,774,701	$6,905,679	$172,555,022	$52,189,737	$388,879	$1,223,884	$53,802,500

Percentage of classified loans	91.5%	4.5%	4.0%	100.0%	97.0%	0.7%	2.3%	100.0%

	Legacy
March 31, 2015	Pass	Special Mention	Substandard	Total

Real estate loans:
One-to four-family	$64,467,025	$1,678,604	$646,515	$66,792,144
Commercial	52,979,048	2,935,904	3,358,446	59,273,398
Commercial construction	1,031,319	—	1,374,530	2,405,849
Commercial business	13,966,656	3,126,880	1,396,067	18,489,603
Home equity loans	12,255,292	—	6,000	12,261,292
Consumer	1,165,476	679	—	1,166,155

	$145,864,816	$7,742,067	$6,781,558	$160,388,441

Percentage of classified loans	91.0%	4.8%	4.2%	100%

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

A summary of TDRs at September 30, 2015 and March 31, 2015 follows:

September 30, 2015	Number of contracts	Performing	Nonperforming	Total
Legacy Loans:
Real estate loans:
One-to four-family	7	$1,373,690	$71,858	$1,445,548
Commercial	2	3,358,408	—	3,358,408
Commercial construction	—	—	—	—
Commercial business	2	613,900	42,362	656,262
Home equity loans	—	—	—	—
Consumer	—	—	—	—

	11	$5,345,998	$114,220	$5,460,218

September 30, 2015	Number of contracts	Performing	Nonperforming	Total
Acquired Loans:
Real estate loans:
One-to four-family	—	$—	$—	$—
Commercial	—	—	—	—
Commercial construction	—	—	—	—
Commercial business	—	—	—	—
Home equity loans	—	—	—	—
Consumer	—	—	—	—

	—	$—	$—	$—

March 31, 2015	Number of contracts	Performing	Nonperforming	Total
Legacy Loans:
Real estate loans:
One-to four-family	5	$1,366,132	$74,085	$1,440,217
Commercial	2	3,358,446	—	3,358,446
Commercial construction	—	—	—	—
Commercial business	3	614,358	59,883	674,241
Home equity loans	—	—	—	—
Consumer	—	—	—	—

	10	$5,338,936	$133,968	$5,472,904

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the number of contracts and the dollar amount of TDR’s that were added during the six month period ended September 30, 2015. The amount shown reflects the outstanding loan balance at the time of the modification. There were no TDR’s that defaulted within twelve months of their restructuring, during the six month period ended September 30, 2015.

Six months ended September 30, 2015	Number of contracts	Outstanding recorded investment

Real estate loans:
One-to four-family	2	$20,905
Commercial	—	—
Commercial construction	—	—
Commercial business	—	—
Home equity loans	—	—
Consumer	—	—

	2	$20,905

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

The Bank had the following outstanding commitments and unused lines of credit as of September 30, 2015 and March 31, 2015:

	September 30, 2015	March 31, 2015

Unused commercial lines of credit	$6,512,127	$8,074,686
Unused home equity lines of credit	16,823,758	15,885,344
Unused consumer lines of credit	30,133	31,876
Residential mortgage loan commitments	240,000	—
Residential construction loan commitments	5,255,083	5,325,095
Commercial construction loan commitments	2,101,374	1,129,681
Home equity loan commitments	235,000	337,000
Commercial loan commitments	6,390,000	269,000
Standby letters of credit	196,396	50,000

Note 7:	Goodwill and Other Intangible Assets

The Company’s intangible assets (goodwill and core deposit intangible) at September 30, 2015 consist of assets recorded in December 2009 associated with the acquisition of a branch office in Pasadena, Maryland and the merger of Fairmount Bancorp in September 2015. The goodwill is deductible for tax purposes. We evaluate goodwill and other intangible assets for impairment on an annual basis. The core deposit intangible asset is being amortized straight line over a life of 8 years.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the changes in the net book value of intangible assets for the nine months ended September 30, 2015 and 2014:

	Goodwill	Core deposit intangible

Balance March 31, 2014	$2,664,432	$171,333
Amortization expense	—	(17,500)

Balance September 30, 2014	$2,664,432	$153,833

	Goodwill	Core deposit intangible
Balance March 31, 2015	$2,664,432	$138,333
Additions (1)	3,797,817	542,540
Amortization expense	—	(14,500)

Balance September 30, 2015	$6,462,249	$666,373

(1) - Intangible assets are related to merger with Fairmount Bancorp, Inc.

Estimated future amortization expense for amortizing intangibles within the fiscal years ending March 31, are as follows:

Fiscal year ending March 31,	Amount

2016 - remaining 6 months	$48,075
2017	95,817
2018	95,817
2019	95,817
2020	93,484
Thereafter	237,363

$666,373

Note 8:	Derivative – Interest Rate Swap Agreement

Derivative instruments are entered into primarily as a risk management tool of the Company. Financial derivatives are recorded at fair value as other assets and other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship. For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability are recognized currently in earnings. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in accumulated other comprehensive income and subsequently reclassified to earnings as the hedged transaction impacts net income. Any ineffective portion of a cash flow hedge is recognized currently in earnings.

During the second quarter of fiscal 2016, the Company entered into an interest rate swap agreement with a $3.3 million notional amount to convert a fixed rate commercial real estate loan of 3.99% into a variable rate for a term of approximately 10 years. The derivative is designated as a cash flow hedge. The fair value of the derivative instrument was a $123,060 unrealized loss at September 30, 2015.

No gain or loss was recognized in earnings for the three months ended September 30, 2015 related to the interest rate swap. The Company posted cash under collateral arrangements as of September 30, 2015 to satisfy collateral requirements associated with our interest rate swap contract.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Note 9:	Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively:

	September 30, 2015		March 31, 2015
	Amount	% of Total	Amount	% of Total
Savings	$33,090,468	12%	$16,933,011	8%
Noninterest-bearing checking	20,955,208	7%	16,652,771	7%
Interest-bearing checking	12,340,470	4%	11,003,370	5%
Money market accounts	30,611,488	11%	28,033,238	13%
Time deposits	185,952,562	66%	149,696,502	67%

	282,950,196	100%	222,318,892	100%
Premium on deposits assumed	437,429		—

Total deposits	$283,387,625		$222,318,892

Note 10:	Lines of Credit and Federal Home Loan Bank Advances

The Bank may borrow up to $5,000,000 from a correspondent bank under a secured federal funds line of credit and $1,000,000 under an unsecured federal funds line of credit. The Bank would be required to pledge investment securities to draw upon the secured line of credit. There were no borrowings under these lines of credit at September 30, 2015 and March 31, 2015.

Borrowings consist of advances from the Federal Home Loan Bank (FHLB). The Bank may borrow up to 20 percent of its assets under a line of credit agreement with the FHLB. Advances under the line of credit are secured by investments and certain loans owned by the Bank. As of September 30, 2015 and March 31, 2015, the Bank had $40,570,000 and $50,140,000 respectively, of available credit from the FHLB. Advances would be limited by the balance of investment securities and loans available for pledge. As a condition of obtaining the line of credit from the FHLB, the FHLB also requires the Bank purchase shares of capital stock in the FHLB. Information relating to borrowings at September 30, 2015 and March 31, 2015 is presented below.

	September 30, 2015			March 31, 2015
	Amount	Rate	Maturity Date	Amount	Rate	Maturity Date
FHLB advance	$2,000,000	0.43%	3/3/2016	$2,000,000	0.21%	6/3/2015
FHLB advance	2,000,000	0.43%	6/3/2016	2,000,000	0.28%	9/3/2015
FHLB advance	2,000,000	0.60%	9/6/2016	2,000,000	0.43%	3/3/2016
FHLB advance	1,500,000	0.75%	3/31/2017	—
FHLB advance	1,000,000	4.24%	7/31/2017	—
FHLB advance	1,000,000	4.01%	8/21/2017	—
FHLB advance	1,000,000	0.91%	8/31/2017	—
FHLB advance	1,500,000	3.23%	11/24/2017	—
FHLB advance	1,500,000	3.40%	11/27/2017	—
FHLB advance	1,000,000	2.60%	7/2/2018	—
FHLB advance	1,000,000	3.05%	7/3/2018	—
FHLB advance	1,000,000	2.60%	10/2/2018	—

	16,500,000			6,000,000
Premium on borrowings assumed	389,147			—

Total borrowings	$16,889,147			$6,000,000

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Note 11:	Regulatory Capital Ratios

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

Under the revised prompt corrective action requirements, as of January 1, 2015, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8%; (3) a total risk-based capital ratio of 10% and (4) a Tier 1 leverage ratio of 5%. As of September 30, 2015, the Bank met all capital adequacy requirements under the Basel III Capital Rules to be considered “well capitalized” under prompt corrective action rules.

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

The following table presents actual and required capital ratios as of September 30, 2015 and March 31, 2015 for Hamilton Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels effective as of January 31, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital Required - Basel III		Minimum Capital Required - Basel III		To be well
	Actual		Phase-In Schedule		Fully Phased-In		capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)		(dollars in thousands)
September 30, 2015

Common equity tier 1 capital (to risk-weighted assets)	$43,786	18.05%	$10,914	4.50%	$16,978	7.00%	$15,765	6.50%
Total risk-based capital (to risk-weighted assets)	45,565	18.79%	19,403	8.00%	25,467	10.50%	24,254	10.00%
Tier 1 capital (to risk-weighted assets)	43,786	18.05%	14,553	6.00%	20,616	8.50%	19,403	8.00%
Tier 1 capital (to adjusted total assets)	43,786	14.83%	11,810	4.00%	11,810	4.00%	14,762	5.00%

March 31, 2015

Common equity tier 1 capital (to risk-weighted assets)	$44,187	24.37%	$8,160	4.50%	$12,694	7.00%	$11,787	6.50%
Total risk-based capital (to risk-weighted assets)	45,910	25.32%	14,508	8.00%	19,041	10.50%	18,134	10.00%
Tier 1 capital (to risk-weighted assets)	44,187	24.37%	10,881	6.00%	15,414	8.50%	14,508	8.00%
Tier 1 capital (to adjusted total assets)	44,187	15.82%	11,168	4.00%	11,168	4.00%	13,960	5.00%

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

In its regulatory report filed as of September 30, 2015, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. Management is not aware of any events that would have caused this classification to change. Management has no plans that should change the classification of the capital adequacy.

Note 12:	Stock Based Compensation

In November 2013, the Company’s shareholders approved a new Equity Incentive Plan (the “2013 Equity Incentive Plan’’). The 2013 Equity Incentive Plan allows for up to 148,120 shares to be issued to employees, executive officers or Directors in the form of restricted stock, and up to 370,300 shares to be issued to employees, executive officers or Directors in the form of stock options. At September 30, 2015, there were 81,900 restricted stock awards issued and outstanding and 219,650 stock option awards granted under the 2013 Equity Incentive Plan.

Stock Options:

Under the above plan, the exercise price for stock options is the market price at date of grant. The maximum option term is ten years and the options granted shall vest in five equal annual installments of 20% with the first installment becoming exercisable on the first anniversary of the date of grant, or February 3, 2015, and succeeding installments on each anniversary thereafter, through February 3, 2019. The Company plans to issue new shares to satisfy share option exercises. The total cost that has been incurred for the stock option plan was $52,302 and $104,604 for the three and six months ended September 30, 2015 and $48,896 and $101,198 for the three and six months ended September 30, 2014, respectively.

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

The fair value of options outstanding during the year ended March 31, 2015 were determined using the following weighted-average assumptions as of grant date.

2015
Risk free interest rate	2.07%
Expected term	7.0 years
Expected stock price volatility	27.30%
Dividend yield	0.00%

A summary of stock option activity for the six months ended September 30, 2015 is as follows:

Six Months Ended September 30, 2015:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at beginning of period	219,650	$13.85	8.6	years
Granted	—	—	—
Exercised	—	—	—
Forfeited, exchanged or expired	—	—	—

Outstanding at end of year	219,650	$13.85	8.3	years

Vested at end of period	43,930	$13.85	8.3	years

As of September 30, 2015 there was $697,364 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.3 years. The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $14.00 at September 30, 2015, the options outstanding had an intrinsic value of $32,948.

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

A summary of changes in the Company’s nonvested shares for the year is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at April 1, 2015	66,500	$13.76
Granted	400	14.00
Vested	—	—
Forfeited	—	—

Nonvested at September 30, 2015	66,900	$13.76

The Company recorded restricted stock awards expense of $56,426 and $112,572 during the three and six months ended September 30, 2015 and $49,340 and $102,836 during the three and six months ended September 30, 2014. As of September 30, 2015, there was $769,370 of total unrecognized compensation cost related to nonvested shares granted under the 2013 stock incentive plan. The cost is expected to be recognized over a weighted-average period of 3.4 years.

Note 13:	Fair Value Measurements

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Fair value measurements on a recurring basis

Securities available for sale – If quoted prices are available in an active market for identical assets, securities are classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. As of September 30, 2015 and March 31, 2015, the Bank has categorized its investment securities available for sale as follows:

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total
September 30, 2015

U.S. government agencies	$—	$18,379,107	$—	$18,379,107
Municipal bonds	—	2,797,652	—	2,797,652
Corporate bonds	—	1,931,666	—	1,931,666
Mortgage-backed	—	64,273,389	—	64,273,389

Total investment securities available for sale	$—	$87,381,814	$—	$87,381,814

March 31, 2015

U.S. government agencies	$—	$17,311,947	$—	$17,311,947
Municipal bonds	—	2,317,130	—	2,317,130
Corporate bonds	—	1,953,264	—	1,953,264
Mortgage-backed	—	71,357,410	—	71,357,410

Total investment securities available for sale	$—	$92,939,751	$—	$92,939,751

Fair value measurements on a nonrecurring basis

Impaired Loans - The Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of September 30, 2015 and March 31, 2015, the fair values consist of loan balances of $0 and $8,851,210 that have been written down by $0 and $98,362, respectively, as a result of specific loan loss allowances.

Foreclosed real estate – The Bank’s foreclosed real estate is measured at fair value less estimated cost to sell. As of September 30, 2015 and March 31, 2015, the fair value of foreclosed real estate was estimated to be $0 and $455,575, respectively. Fair value was determined based on offers and/or appraisals. Cost to sell the assets was based on standard market factors. The Company has categorized its foreclosed assets as Level 3.

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total
September 30, 2015

Impaired loans	$—	$—	$8,765,522	$8,765,522
Foreclosed real estate	—	—	443,015	443,015

Total impaired loans and foreclosed real estate	$—	$—	$9,208,537	$9,208,537

March 31, 2015

Impaired loans	$—	$—	$8,752,848	$8,752,848
Foreclosed real estate	—	—	455,575	455,575

Total impaired loans and foreclosed real estate	$—	$—	$9,208,423	$9,208,423

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes changes in foreclosed real estate for the three months ended September 30, 2015, which is measured on a nonrecurring basis using significant unobservable, level 3, inputs.

Balance, March 31, 2015	$455,575
Transfer to foreclosed real estate	0
Proceeds from sale of foreclosed real estate	(11,752)
Loss on sale of foreclosed real estate	(808)

Balance, September 30, 2015	$443,015

The remaining financial assets and liabilities are not reported on the balance sheets at fair value on a recurring basis. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	September 30, 2015		March 31, 2015
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets
Level 1 inputs
Cash and cash equivalents	$17,931,970	$17,931,970	$16,643,888	$16,643,888

Level 2 inputs
Loans held for sale	—	—	581,139	591,670
Federal Home Loan Bank stock	1,038,700	1,038,700	522,700	522,700
Bank-owned life insurance	12,536,415	12,536,415	12,359,969	12,359,969

Level 3 inputs
Certificates of deposit held as investment	4,244,370	4,339,108	—	—
Loans receivable, net	223,596,450	226,099,442	158,594,958	160,612,436

Financial liabilities
Level 1 inputs
Advance payments by borrowers for taxes and insurance	579,311	579,311	619,028	619,028

Level 3 inputs
Deposits	283,387,625	284,287,858	222,318,892	222,880,492
Borrowings	16,889,147	17,375,895	6,000,000	5,999,250

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

The fair value of certificates of deposit held as investment is estimated based on interest rates currently offered for borrowings of similar remaining maturities.

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

Founded in 1915 and currently celebrating its 100th year anniversary, the Bank is a community-oriented financial institution, dedicated to serving the financial service needs of customers and businesses within its geographic area, which consists of Baltimore City, Baltimore County, and Anne Arundel County in Maryland. We offer a variety of deposit products and provide loans secured by real estate located in our market area. Our real estate loans consist primarily of one-to four-family mortgage loans, as well as commercial real estate loans, and home equity loans and lines of credit. We also offer commercial term and line of credit loans and, to a limited extent, consumer loans. We currently operate out of our corporate headquarters in Towson, Maryland and our five full-service branch offices located in Baltimore City, Cockeysville, Towson and Pasadena, Maryland. The Bank is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, its primary federal regulator, and the Federal Deposit Insurance Corporation, its deposit insurer. The Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System.

On September 11, 2015, the Company acquired Fairmount Bancorp, Inc. (“Fairmount”), the parent company of Fairmount Bank in an all cash transaction for $14.2 million. The acquisition added another branch to our already existing branch structure in the Baltimore area.

The Company and the Bank maintain an Internet website at http://www.hamilton-bank.com. Information on our website should not be considered a part of this Quarterly Report on Form 10-Q.

Summary of Recent Performance and Other Activities

The Company and its wholly owned subsidiary, Hamilton Bank, continued to show improvement in earnings and earnings per share, as well as loan growth and asset quality during the six months ending September 30, 2015 compared to the same period a year ago. Earnings and earnings per share, however, for the second quarter of fiscal 2016 were less than the same quarter a year ago due to merger related expenses. We have been able to reduce the amount of the provision for loan loss over the first six months of fiscal 2016 to $120,000 compared to $470,000 in the same period of fiscal 2015 as a result of fewer charge-offs and improving asset quality. Net interest income improved $313,000 during the first half of fiscal 2016 compared to the same period a year ago as the Company continued to show strong loan demand and worked towards reducing our cost of funds by concentrating on growing core deposits, which we consider to be all deposits except certificate of deposits. The Company was able to increase its non-interest revenue in the first half of fiscal 2016 compared to the first half of fiscal 2015 due to the relocation of our Towson branch to the administrative offices and subsequent sale of the building in the first quarter, which generated a gain on sale of $407,000. Finally, non-interest expense increased $409,000 in the six months ending September 30, 2015 compared to the same period a year ago. That increase was due to $632,000 in merger expenses relating to the merger with Fairmount and the entering of a definitive agreement with Fraternity Community Bancorp, Inc. (“Fraternity”). Excluding the expenses relating to merger activity, the Company was able to reduce operating expenses by $221,000. Management has diligently worked at monitoring and improving efficiencies to reduce our overall operating expenses and improve our efficiency ratio going forward.

The following highlights contain additional financial data and events that have occurred during the three and six months ended September 30, 2015:

•	Hamilton Bancorp successfully completed the merger with Fairmount in September 2015. The merger was primarily responsible for increasing our asset size $72.8 million, or 25.0 percent, from $291.0 million at March 31, 2015 to $363.9 million at September 30, 2015. The cost incurred in the first half of the current year to complete the Fairmount merger was $496,000. Additional costs are still anticipated relating to the post merger conversion data process.

•	Net loss attributable to common shareholders improved 67% to $83,000 for the six months ending September 30, 2015, compared to a net loss of $251,000 for the same period a year ago - an improvement of $168,000. Net loss per common share improved to $(0.03) over that period compared to $(0.08) in the prior fiscal year. This improvement was associated with a $313,000 increase in net interest income and a $350,000 decrease in the provision for loan loss; a reflection of the decrease in charge-offs and problem loans. The improvement in earnings was in lieu of $632,000 in expenses incurred in the first half of fiscal 2016 relating to merger activity.

•	Pre-tax income was $7,000 over the six months ending September 30, 2015, compared to a pre-tax loss of $503,000 for the same period a year ago. Excluding merger related expenses of $632,000 and the gain on sale of our Towson branch equaling $407,000, core earnings for the first half of fiscal 2016 would have been $232,000, or an increase of $735,000 compared to the same period a year ago.

•	Net interest margin for the first half of fiscal 2016 increased 19 basis points to 2.96 percent compared to 2.77 percent for the same period last year due to an increase in the average balance of higher interest-earning assets, primarily commercial loans.

•	Hamilton Bancorp recorded a net loss of $201,000, or $(0.06) per common share for the second quarter of fiscal 2016 compared to a net loss of $59,000, or $(0.02) per common share for the same period a year ago, a $0.04 decrease in earnings per share. The net loss in the current quarter is attributable to $401,000 in expenses related to merger activity.

•	The Company closed its Towson branch location in early May of 2015 and converted its limited service branch located at the administrative offices in Towson to a full service branch to continue servicing our customers in the Towson area. The Towson branch property was subsequently sold for $500,000, generating a gain on sale of $407,000 in the first quarter. The branch closure is expected to reduce operating costs on an annual basis by $150,000.

•	Total gross loans, including loans held for sale, increased $65.4 million, or 40.6 percent, during the first half of fiscal 2016, from $160.9 million at March 31, 2015 to $226.4 million at September 30, 2015. Roughly $53.8 million of the growth in loans is attributable to loans acquired in the Fairmount merger and the remaining $11.6 million is organic growth, including the purchase of a $2.8 million auto loan portfolio in the first quarter.

•	Nonperforming loans to total loans decreased nearly 48 percent compared to a year ago, from 2.48 percent at September 30, 2014 to 1.30 percent at September 30, 2015. The improved credit quality over the past year resulted in $120,000 in provision for loan losses over the first six months of fiscal 2016 compared to $470,000 over the same period last year.

•	The Company’s book value per common share was $17.84 at September 30, 2015.

•	The Company maintained strong liquidity and at September 30, 2015 the Bank was deemed “well capitalized” under federal regulations.

•	Hamilton Bancorp entered into and signed a definitive agreement in October 2015 to merge Fraternity Community Bancorp, Inc. into Hamilton Bancorp. Prior to signing the definitive agreement, our team completed the necessary due diligence and are currently in the process of completing our regulatory application for approval. The cost incurred over the six months ending September 30, 2015 to reach a definitive agreement with Fraternity was $136,000. Additional costs are still anticipated to complete the merger going forward.

Pursuant to the merger agreement with Fairmount, the stockholders of Fairmount Bancorp, Inc. received cash consideration of $14.2 million or $30 per common share outstanding. Included in Note 3 to the consolidated financial statements is additional discussion about the Fairmount acquisition.

Strategic Plan

We have based our strategic plan on the objective of improving shareholder value and growth through creating sustainable and profitable growth given the current and expected economic and competitive environment in the financial industry. Our short-term goals include continuing the growth of our loan portfolio, changing the mix of our deposits base to be more concentrated in lower costing core deposits, collecting payments on non-accrual and past due loans, enhancing and improving credit quality, expanding fee income, maintaining a sensibly sized and efficient branch network, and using technology to improve efficiencies and enhance the customer experience.

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

Although the current economic climate continues to present significant challenges for the financial industry, management believes that based on our strategic initiatives we have positioned the Company to capitalize on the opportunities that may become available in the current economy.

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

If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we record the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral. At September 30, 2015, all of our securities were either issued by U.S. government agencies, U.S. government-sponsored enterprises, municipalities, or corporations and the principal and interest on 94.6% of our securities were guaranteed by the issuing entity.

Goodwill Impairment. Goodwill represents the excess purchase price paid for Fairmount and our Pasadena branch over the fair value of the net assets acquired. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company is considered the Reporting Unit for purposes of impairment testing. Impairment testing requires that the fair value of the Company be compared to the carrying amount of the Company’s net assets, including goodwill. If the fair value of the Company exceeds the book value, no write-down of recorded goodwill is required. If the fair value of the Company is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value. We test for impairment of goodwill during February of each year. We estimate the fair value of the Company utilizing four valuation methods including the Comparable Transactions Approach, the Control Premium Approach, the Public Market Peers Approach, and the Discounted Cash Flow Approach.

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

Comparison of Financial Condition at September 30, 2015 and March 31, 2015

Assets. Total assets increased $72.8 million, or 25.0%, to $363.9 million at September 30, 2015 from $291.0 million at March 31, 2015. The increase is attributable to $79.0 million in identifiable assets acquired and intangible assets created in the Fairmount merger, offset by the $14.2 million in cash paid to fund the purchase.

Cash and Cash Equivalents. Cash and cash equivalents increased by $1.3 million, or 7.7%, to $17.9 million at September 30, 2015 from $16.6 million at March 31, 2015. During the second quarter of fiscal 2016, we increased our cash balances to fund the $14.2 million cash purchase of Fairmount that closed on September 11, 2015.

Certificates of Deposit Held as Investment. As part of the merger with Fairmount, Hamilton acquired $4.2 million in certificates of deposit that are held as investments. These certificates of deposit consist of individual amounts that are less than $250,000 and fully insured by the FDIC. The weighted average term of the portfolio is 1.85 years.

Investment Securities. Our investment portfolio consists primarily of investment grade securities including U.S. government agency and government-sponsored entity securities, securities issued by states, counties and municipalities, corporate bonds, and mortgage-backed securities. At September 30, 2015, all securities are classified as available for sale. While we usually intend to hold investment securities until maturity, this classification provides us the opportunity to divest of securities that may no longer meet our liquidity objectives. During the second quarter of fiscal 2016, we did sell $5.0 million in securities at a gain of $22,000 and did not purchase any securities over the first two quarters of fiscal 2016.

Investment securities decreased $5.6 million, or 6.0%, to $87.4 million at September 30, 2015, from $92.9 million at March 31, 2015. The decrease resulted from $10.1 million in monthly principal pay-downs associated with government sponsored collaterized mortgage obligations and mortgage-backed securities, as well as the $5.0 million in securities that were sold in the most recent quarter, partially offset by the $9.8 million in securities that were acquired in the Fairmount merger. The fair value of the investment portfolio increased $84,000 from an unrealized loss position of $498,000 at March 31, 2015 to an unrealized loss position of $414,000 at September 30, 2015. The increase in fair value of the investment portfolio is a result of the decrease in interest rates over the past six months.

We have evaluated securities with unrealized losses for an extended period of time and determined that these losses are temporary because, at this point in time, we have the ability to hold them until maturity. Currently, we have no intent to sell these securities, however, if market conditions or funding needs change, we may sell securities if needed. It is not likely that we will have to sell these securities. As a result we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security. As the maturity date moves closer and/or interest rates decline, we expect that any unrealized losses in the portfolio will decline or dissipate.

Loans. Gross loans, excluding loans held for sale and loan origination fees and costs, increased by $66.0 million, or 41.1%, to $226.4 million at September 30, 2015 from $160.4 million at March 31, 2015. The following table details the composition of loans and the related percentage mix and growth of total loans:

	September 30, 2015				March 31, 2015		Year-To-Date Growth
	Legacy	Acquired	Total	Percent of Total	Amount	Percent of Total	Amount	Percent
Real estate loans:
One-to four-family:
Residential	$48,178,332	$23,927,926	$72,106,258	32%	$49,864,923	31%	$22,241,335	45%
Residential construction	5,039,969	1,701,841	6,741,810	3%	3,955,702	2%	2,786,108	70%
Investor	12,762,883	17,279,438	30,042,321	13%	12,971,519	8%	17,070,802	132%
Commercial	70,252,890	1,823,440	72,076,330	32%	59,273,398	36%	12,802,932	22%
Commercial construction	2,916,772	2,175,679	5,092,451	2%	2,405,849	1%	2,686,602	112%

Total real estate loans	139,150,846	46,908,324	186,059,170	82%	128,471,391	79%	57,587,779	45%
Commercial business	17,658,133	3,359,988	21,018,121	9%	18,489,603	12%	2,528,518	14%
Home equity loans	12,154,536	2,283,782	14,438,318	7%	12,261,292	8%	2,177,026	18%
Consumer	3,591,507	1,250,406	4,841,913	2%	1,166,155	1%	3,675,758	315%

Total loans	$172,555,022	$53,802,500	$226,357,522	100%	$160,388,441	100%	$65,969,081	41%

The Bank continues to focus on growing both commercial real estate and commercial business loans as these loans offer higher rates of return and shorter maturity periods than typical retail lending. Excluding the loans acquired in the Fairmount acquisition (the “acquired” loans in the table above), the largest increase in loans over the first half of fiscal 2016 is an $11.0 million, or 18.5%, increase in commercial real estate loans from $59.3 million at March 31, 2015 to $70.3 million at September 30, 2015. Commercial business loans declined slightly, decreasing $831,000, or 4.5%, to $17.7 million at September 30, 2015 from $18.5 million at March 31, 2015. The Bank continues to see the benefits of our new commercial lending platform that has been restructured with new personnel and improved underwriting and monitoring procedures from both an origination and credit quality perspective.

A large portion of the loans acquired in the Fairmount merger include both one-to four-family residential (including residential construction) and investor real estate loans. These loans make up $42.9 million, or 79.8%, of the $53.8 million in acquired loans as of September 30, 2015. Excluding the purchase of these loans, these loan types actually decreased $811,000 from $66.8 million at March 31, 2015 to $66.0 million at September 30, 2015 as these loans paid down, prepaid or refinanced. The Bank continues to originate traditional one-to four-family residential loans and sell them in the secondary market at a premium in order to manage interest rate risk in a rising rate environment. Beginning in fiscal 2015, the Bank began to promote its one- to four-family residential construction lending program. During the first six months of fiscal 2016, the Bank has originated roughly $6.8 million in residential construction loans. As a result, at September 30,

2015 there is $11.2 million in residential construction commitments of which $6.7 million in funds have been advanced compared to $7.1 million in residential construction commitments at March 31, 2015 of which $4.0 million in funds had been advanced. The construction period on the residential homes is typically nine to twelve months, at which time Hamilton Bank is often repaid through permanent financing by a third party.

In addition to the organic growth within the commercial portfolio, the Bank also saw strong growth in consumer loans. Consumer loans overall grew by $3.7 million, or 315%, from $1.2 million at March 31, 2015 to $4.8 million at September 30, 2015. That growth is attributable to the purchase of an automobile loan portfolio for $2.8 million in the first quarter from another financial institution and nearly $1.3 million in mobile home loans acquired in the Fairmount merger. These purchases have enabled the Bank to further diversify its loan portfolio and generate additional interest income.

Deposits. Total deposits increased $61.1 million, or 27.5%, to $283.4 million at September 30, 2015 from $222.3 million at March 31, 2015, including $53.4 million in deposits assumed in the Fairmount merger. The Company continues to focus on generating lower cost core deposits (which we consider to be all deposits other than certificates of deposit), as well as concentrate on both increasing and maintaining our maturing certificates of deposits. With the Fairmount acquisition, core deposits increased $24.4 million to $97.0 million at September 30, 2015 compared to $72.6 million at March 31, 2015. The increase in core deposits over the past six months consisted of a $16.1 million, or 95.1%, increase in savings accounts to $33.1 million, a $5.6 million, or 20.4%, increase in checking accounts to $33.3 million, and a $2.6 million increase in money market accounts.

The growth in core deposits was matched by similar growth in time deposits. Time deposits increased $36.3 million, or 24.2%, from $149.7 million at March 31, 2015 to $186.0 million at September 30, 2015, including $33.5 million in certificates acquired from Fairmount. As loan demand has increased, our strategy has changed with respect to certificates of deposit as we are now trying to maintain our current certificate of deposit base and attract new certificates of deposits through various promotions.

Borrowings. Borrowings consist of short and long-term credit borrowings from the Federal Home Loan Bank (FHLB). At September 30, 2015, the Company had $16.9 million in FHLB borrowings outstanding compared to $6.0 million at the beginning of the year. The increase over the first six months of fiscal 2016 is attributable to $10.9 million in FHLB borrowings assumed in the Fairmount merger. These borrowings were longer term borrowings and are coming due in one to three years and carry rates of 2.6% to 4.2%. As a result of these higher rates, we were able to record a discount of $389,000 when accounting for the borrowings at fair value at acquisition. The accretion of this discount will offset the higher rate of these borrowings. These obligations are secured by our home equity and a portion of our one-to four-family residential loan portfolio. At September 30, 2015, we had the ability to borrow approximately $40.6 million more from the FHLB, subject to our pledging sufficient assets.

Equity. Total equity increased $173,000, or 0.3%, to $61.0 million at September 30, 2015 from $60.8 million at March 31, 2015. Overall equity remained relatively the same despite the acquisition of Fairmount due to the deal being an all cash transaction and no stock was involved in the purchase. The increase reflected in equity was attributable to a $217,000 increase in additional paid in capital for the expense derived from equity awards granted in prior periods and a $38,000 increase in accumulated other comprehensive income (loss) associated with an increase in the fair value of the investment portfolio due to decreasing interest rates over the first half of fiscal 2016. These increases were partially offset by the $83,000 net loss reported for the first half of the year. The Company’s book value per share was $17.84 at September 30, 2015.

Comparison of Asset Quality at September 30, 2015 and March 31, 2015

The Bank’s asset quality continues to improve and remains a primary focus of management and the Board of Directors. Nonperforming assets at September 30, 2015, were $3.4 million, an increase of $670,000, or 24.7%, from March 31, 2015, but a $1.0 million, or 22.8%, decrease from a year ago. Nonperforming assets to total assets remained unchanged from 0.93% at March 31, 2015 to September 30, 2015. Nonperforming assets for the respective periods were as follows:

	At	At	At
	September 30, 2015	March 31, 2015	September 30, 2014
	(dollars in thousands)

Nonaccruing loans	$2,937	$2,255	$3,428
Accruing loans delinquent more than 90 days	—	—	274
Foreclosed real estate	443	455	677

Total nonperforming assets	$3,380	$2,710	$4,379

Asset Quality Ratios:
Nonperforming loans to gross loans	1.30%	1.42%	2.48%
Nonperforming assets to total assets	0.93%	0.93%	1.49%
Net charge-offs (annulaized) to average loans	0.09%	0.18%	0.22%

Nonperforming loans, consisting of accruing loans delinquent more than 90 days represent loans that are on accrual status and paying under the contractually agreed upon terms of the note, however, such loans were 90 days past their contractual maturity date and, therefore, reported as nonperforming. At September 30 and March 31, 2015 there were no such loans as all loans that matured were either renewed or extended.

Nonaccrual loans increased $682,000, or 30.2%, to $2.9 million at September 30, 2015 compared to $2.3 million at March 31, 2015. The increase in non-accrual loans includes $202,000 in loans that were added to nonaccrual over the past six months and $876,000 in nonaccrual loans that were acquired as part of the Fairmount merger, including $872,000 in one-to four-family investor loans. The increase in nonaccrual loans was partially offset by $87,000 in charge-offs, a $68,000 residential mortgage loan that was on non-accrual at March 31, 2015 due to an unknown error in payment at the time and subsequently returned to accrual status, and $273,000 in proceeds from loan payments and/or sale of collateral.

Nonaccrual loans at September 30, 2015, include four commercial loans totaling $1.5 million, one of which is a construction loan for $1.3 million that is current and paying as agreed but has been placed on nonaccrual by management due to failure to complete the project and lack of funding to do so. The remaining $1.4 million balance of nonaccrual loans is primarily associated with one- to four-family residential mortgage loans, including non-owner occupied investor loans. Subsequently, in October 2015, management placed two commercial real estate loans, which have been and continue to be reported as troubled debt restructures (TDR), on nonaccrual. The two loans are to one borrower and total nearly $3.5 million. The loans have been placed on nonaccrual due to legal issues and the concern of collectability, despite the borrower remaining current with their payment under the TDR. The loans are well collaterized as of October 2015 and no impairment is deemed necessary at this time.

Foreclosed real estate decreased $13,000 from $456,000 at March 31, 2015 to $443,000 at September 30, 2015. Two of the three properties making up foreclosed real estate at March 31, 2015 were disposed of during the quarter at a slight loss. These properties were one-to four-family residential properties in which the Bank held a minor participation interest. The remaining property as of September 30, 2015 represents semi-developed land in the amount of $443,000. Originally, the Bank was only a participant in this credit and not the lead lender. Recently, however, the Bank has been able to obtain the servicing rights to this loan and is in the process of actively marketing the sale of the property. The Bank record a $120,000 provision for loan loss through the second quarter of fiscal 2016 compared to a $470,000 provision for loan loss for the same period a year ago. The lower amount of provision was deemed appropriate due to improved asset quality, fewer charge-offs and increased recoveries. We estimate the allowance for loan losses within a range based upon our historical charge-off history and certain environmental factors. Our current estimate of the allowance for loan losses falls within that range at September 30, 2015.

The allowance for loan losses at September 30, 2015 totaled $1.7 million, or 0.77% of total gross loans, compared to $1.7 million, or 1.05% of total gross loans, at March 31, 2015. This decrease in percentage is related to the increase in overall loan balances associated with the merger of Fairmount. As outlined in Footnote 5 to our financial statements, loans acquired in an acquisition are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses.

The activity in the allowance for loan losses for the six month period ending September 30, 2015 includes $186,000 in charge-offs, offset by $110,000 in recoveries and $120,000 provision for loan losses. We currently review the adequacy of the allowance for loan losses on a monthly basis to be more aware and proactive in dealing with problem assets. Based upon our analysis and the historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our loan portfolio.

Results of Operations for the Three Months Ended September 30, 2015 and 2014 (unaudited)

General. Net loss available to common shareholders was $201,000 or $(0.06) per basic and diluted common share for the three month period ended September 30, 2015 compared to a net loss available to common shareholders of $59,000 or $(0.02) per basic and diluted common share for the same period in fiscal 2015, a decline of $142,000 in earnings. The decrease in net results of operations resulted primarily from a $142,000 decrease in noninterest revenue and a $340,000 increase in noninterest expense, partially offset by a $272,000 increase in net interest income, a $50,000 decrease in the provision for loan loss and a $19,000 increase in the income tax benefit.

Net Interest Income. Net interest income increased $272,000, or 14.6%, to $2.1 million for the three months ended September 30, 2015 compared to $1.9 million for the three months ended September 30, 2014. The increase in net interest income was due to a $276,000 increase in interest revenue, partially offset by a $4,000 increase in interest expense. The increase in interest revenue was due to an increase in the average balance of interest-earning assets, particularly higher yielding loans, as well as an increase in average yield. The average balance in interest-earning assets increased $13.7 million, or 5.0%, for the quarter ended September 30, 2015 compared to the same period in fiscal 2015, while the average yield increased 22 basis points from 3.36% for the quarter ended September 30, 2014 to 3.58% for the quarter ended September 30, 2015. Over this period, the Bank was able to increase the average balance of higher interest-earning assets, particularly commercial loans, while lowering the average balance of lower yielding investment securities.

The increase in the average balance of interest-earning assets for the quarter ended September 30, 2015 was offset by an $8.5 million increase in the average balance of interest-bearing liabilities for the same period. The average cost of interest-bearing liabilities remained relatively unchanged at 0.78% for the quarter ended September 30, 2014 compared to 0.76% for the quarter ended September 30, 2015, a decrease of 2 basis points. As a result, the net interest margin increased 25 basis points from 2.73% for the three months ended September 30, 2014 to 2.98% for the three months ended September 30, 2015.

Interest Revenue. Interest revenue increased $276,000, or 12.1% to $2.6 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, as a result of increases in interest and fees on loans, partially offset by a decrease in revenue from investment securities.

Interest and fees on loans increased $416,000, or 23.9%, to $2.2 million for the three months ended September 30, 2015, compared to $1.7 million for the three months ended September 30, 2014. The increase in interest and fees on loans is due to a $38.9 million increase in the average balance of net loans from $142.6 million for the three months ended September 30, 2014 to $181.5 million for the three months ended September 30, 2015. The increase in average loans is attributable to our new commercial lending platform and staff that was put in place at the beginning of fiscal 2015, as well as the increase in loans associated with the Fairmount merger that was completed in the middle of September 2015. Partially offsetting the revenue derived from an increase in the average balance of loans is a 13 basis point decrease in the yield earned on average loans from 4.89% for the three months ended September 30, 2014 to 4.76% for the three months ended September 30, 2015. The decline in yield is a result of the extended low interest rate environment in today’s market.

Interest revenue on investment securities decreased $142,000 to $393,000 during the three months ended September 30, 2015 from $535,000 during the three months ended September 30, 2014. The average balance of investment securities decreased by $25.7 million, or 23.6%, to $83.3 million during the three months ended September 30, 2015 from $109.0 million during the same period last year, while the average yield decreased from 1.97% to 1.92% over that same period. The largest decrease in the average balance of investment securities was in mortgage-backed securities, which declined $19.5 million to $63.5 million during the three months ended September 30, 2015 from $82.9 million during the same period last year. The proceeds from the mortgage-backed securities have been used to fund the increase in the average loans over the same period, as well as raise the necessary funds to purchase Fairmount.

Interest Expense. Total interest expense remained relatively unchanged at $432,000 for the three months ended September 30, 2015 compared to $428,000 for the same period in fiscal 2015, despite the increase in the average balance of interest bearing liabilities, primarily borrowings. The average interest bearing deposits increased $712,000, or 0.3%, to $219.1 million for the three months ended September 30, 2015 from $272.3 million for the three months ended September 30, 2014. Over this same period, the average rate on interest bearing deposits declined from 0.78% for the three months ended September 30, 2014 to 0.76% for the three months ended September 30, 2015. A significant portion of our time deposits have already repriced in today’s low interest rate environment, as a result, the increase in interest expense is more attributable to an increase in average balances compared to interest rates.

For the three month period ended September 30, 2015, we were able to change the mix of the average interest bearing liabilities compared to the same period last year by allowing higher costing time deposits to run off and replace them with lower costing core deposits, including savings, interest bearing checking and money market accounts. The average balance of time deposits decreased $6.6 million to $157.5 million for the three months ended September 30, 2015 compared to $164.1 million for the three months ended September 30, 2014. Over this same period, core interest bearing deposits increased $7.3 million, or 13.4%, to $61.6 million for the three months ended September 30, 2015. The growth in core deposits was primarily a result of the continued efforts by our cash management and financial service teams, as well as core deposits that were purchased in the Fairmount merger in September 2015.

Non-interest bearing deposits allow us to fund growth in interest earning assets at minimal cost. As a result of the growth generated primarily from the efforts of our cash management personnel and commercial loan officers working with commercial clients to move their deposit relationship to Hamilton Bank, average non-interest bearing deposits increased $2.0 million, or 12.1%, to $18.9 million for the three months ended September 30, 2015, compared to $16.9 million for the three months ended September 30, 2014.

In the quarter ended September 30, 2015, the Bank had outstanding $16.9 million in borrowed funds from the Federal Home Loan Bank (FHLB), including $10.9 in borrowings assumed at the end of the quarter through the Fairmount merger. The borrowings carry an average rate of 1.1% compared to no outstanding borrowings in the same period last year. Not including the borrowings brought over in the Fairmount merger, additional funding was needed in the past 10 months to support new loan originations. Management determined that borrowing from the FHLB in today’s low interest rate environment is a more cost effective means to obtain funds compared to selling investment securities that are earning a higher yield.

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

	Three Months Ended September 30,
	(dollars in thousands)
	2015			2014
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Cash and cash equivalents	$21,088	$8	0.15%	$20,662	$6	0.12%
Investment securities (1)	19,857	115	2.32%	26,073	145	2.22%
Mortgage-backed securities	63,480	278	1.75%	82,938	390	1.88%
Loans receivable, net (2)	181,531	2,160	4.76%	142,630	1,744	4.89%

Total interest-earning assets	285,956	2,561	3.58%	272,303	2,285	3.36%
Noninterest-earning assets	22,247			22,923

Total assets	$308,203			$295,226

Interest-bearing liabilities:
Certificates of deposit	$157,523	$397	1.01%	$164,074	$416	1.01%
Money Market	29,420	10	0.14%	29,510	9	0.12%
Statement savings	20,529	3	0.06%	15,448	2	0.05%
NOW accounts	11,662	1	0.03%	9,390	1	0.04%

Total interest-bearing deposits	219,134	411	0.75%	218,422	428	0.78%
Borrowings	7,815	21	1.07%	—	—	0.00%

Total interest-bearing liabilities	226,949	432	0.76%	218,422	428	0.78%

Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	18,907			16,866
Other noninterest-bearing liabilities	1,543			1,767

Total liabilities	247,399			237,055
Total shareholders’ equity	60,804			58,171

Total liabilities and shareholders’ equity	$308,203			$295,226

Net interest income		$2,129			$1,857

Net interest rate spread (3)			2.82%			2.58%

Net interest-earning assets (4)	$59,007			$53,881

Net interest margin (5)			2.98%			2.73%

Average interest-earning assets to average interest-bearing liabilities	126.00%			124.67%

(1)	Includes U.S agency and treasury securities, municipal and corporate bonds and to a much lesser extent, Federal Home Loan Bank equity securities.
(2)	Loans on non-accrual status are included in average loans carrying a zero yield.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was $120,000 in provision for loan losses for the three months ended September 30, 2015 compared to a provision of $170,000 for the three months ended September 30, 2014. We were able to reduce our provision quarter over quarter due to fewer charge-offs and improved asset quality. Management identified probable losses in the loan portfolio and recorded net charge-offs of $59,000 for the three months ended September 30, 2015, compared to $123,000 for the three months ended September 30, 2014.

The allowance for loan losses was $1.7 million, or 59.0% of non-performing loans at September 30, 2015 compared to $2.1 million, or 56.6% of non-performing loans at September 30, 2014. During the three months ended September 30, 2015, loan charge offs totaled $102,000 with recoveries of $43,000, compared to $131,000 in charge offs and $7,000 in recoveries during the three months ended September 30, 2014. During fiscal year 2016 we will continue our emphasis in growing commercial real estate and commercial business loans, which are generally considered to bear higher risk than one-to four-family mortgage loans and could contribute to higher provisions going forward.

Summary of Allowance for Loan Losses Activity. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended
	September 30,
	2015	2014
	(dollars in thousands)

Allowance for loan losses at beginning of period	$1,673	$2,047
Charge-offs:
Real estate loans:
One-to four-family	102	104
Commercial	—	—
Construction	—	—
Commercial	—	—
Home equity	—	27
Consumer	—	—

Total charge-offs	102	131
Recoveries	43	8

Net charge-offs	59	123
Provision for loan losses	120	170

Allowance for loan losses at end of period	$1,734	$2,094

Allowance for loan losses to non-performing loans	59.04%	56.56%

Allowance for loan losses to total loans outstanding at the end of the period	0.77%	1.40%

Net charge-offs to average loans outstanding during the period (annualized)	0.13%	0.34%

Noninterest Revenue. Noninterest revenue decreased $142,000, or 36.4%, to $247,000 for the three months ended September 30, 2015, compared to $389,000 for the three months ended September 30, 2014. The following table outlines the changes in noninterest revenue for the three month periods.

	Three months ended
	September 30,
	2015	2014	$ Change	% Change
Service charges	$102,624	$105,760	$(3,136)	(3.0)
Gain on sale of investment securities	21,715	166,155	(144,440)	(86.9)
Gain on sale of loans held for sale	18,571	23,539	(4,968)	(21.1)
Earnings on bank-owned life insurance	88,704	90,856	(2,152)	(2.4)
Other fees and commissions	15,791	3,028	12,763	421.5

Total noninterest revenue	$247,405	$389,338	$(141,933)	(36.5)

Noninterest revenue decreased as a result of decreases in gain on sale of investment securities and loans held for sale. The decrease associated with gain on sale of investment securities is a result of us selling more securities in the prior year to take advantage of low interest rates at the time which affected the securities value and assist in funding the provision for loan losses during the quarter. The decrease in gains on loans held for sale is a product of the volume and size of residential mortgages originated during the quarter and sold into the secondary market. There was less activity with respect to these sales for the three months ending September 30, 2015 compared to the same period a year ago. Service charges also decreased slightly over the comparable quarters. Service charges primarily pertain to fees associated with retail deposit products. We have continued to focus on growing our core deposits, particularly checking accounts, which typically generate more service fee income. We continually review our fee structure on transactional accounts so that we may be more aligned with our market.

These decreases were partially offset by increases in other fees and commissions. Other fees and commissions includes fees from money orders and miscellaneous operating income, as well as the change in the value of our equity investment in Mortgage Department Services, LLC (“MDS”), an independent company that assists the bank in selling residential mortgage loans into the secondary market. We account for this investment under the equity method of accounting. In the prior year MDS lost money and we wrote down the value of our equity interest accordingly.

Noninterest Expense. Noninterest expense increased $340,000, or 15.4%, to $2.6 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The following table outlines the changes in noninterest expense for the three month periods.

	Three months ended
	September 30,
	2015	2014	$ Change	% Change
Salaries and benefits	$1,231,470	$1,301,859	$(70,389)	(5.4)
Occupancy	179,036	183,235	(4,199)	(2.3)
Advertising	18,451	30,554	(12,103)	(39.6)
Furniture and equipment	74,234	79,974	(5,740)	(7.2)
Data processing	143,023	128,393	14,630	11.4
Legal services	35,812	49,848	(14,036)	(28.2)
Other professional services	67,986	59,625	8,361	14.0
Merger related expenses	400,795	—	400,795	N/A
Deposit insurance premiums	39,002	59,896	(20,894)	(34.9)
Foreclosed real estate expense and losses	13,079	—	13,079	N/A
Other operating	350,033	319,094	30,939	9.7

Total noninterest expense	$2,552,921	$2,212,478	$340,443	15.4

The $340,000 increase in noninterest expense during the three months ended September 30, 2015, as compared to the same period of 2014, was attributable to $401,000 in merger related expenses pertaining to the merger with Fairmount that closed in September 2015, as well as the planned merger between Hamilton Bancorp and Fraternity, pending proper regulatory and shareholder approval. This expense includes fees paid to attorneys, investment bankers and accountants, data conversion, as well as other costs associated with completing a merger transaction.

In addition to merger related expenses, foreclosed real estate expense and other operating expenses increased. Foreclosed real estate expense increased with respect to property taxes and maintenance cost incurred on the one foreclosed property held by the Bank. The Bank recently purchased the serving rights relating to this property from the FDIC, who was the lead lender. Prior to the release of the servicing, the FDIC had not disclosed or forwarded Hamilton’s portion of the costs incurred relating to this property. The increase in other operating expense is a result of the Bank reevaluating and reducing the amount of Director fees’ that are deferred as part of the loan origination costs, as their participation has been more focused on larger credits.

Other than the noninterest expenses previously discussed, the majority of other noninterest expenses, including salaries and benefits, occupancy, advertising, legal, and FDIC insurance decreased during the three months ended September 30, 2015 compared to the same period a year ago. Salaries and benefits decreased $70,000 as a result of a change in our health benefit carrier and the loss of a couple of employees that were not replaced, including one commercial loan officer. Included within salaries and benefits for the three months ended September 30, 2015 and 2014, is $79,000 and $69,000, respectively, in expense relating to equity awards granted to officers under the Company’s Equity Incentive Plan. The equity awards provide for management to have a vested interest in the performance of the Company and share in the benefit of an increase in shareholder value. Similarly, other operating expenses for the same periods include $30,000 in expense associated with equity awards granted to Directors.

Legal expenses continue to trend downward as we have worked through our problem assets and subsequently have not incurred any significant new problems within the loan portfolio. Our new lending platform has made our underwriting stronger and improved our credit monitoring. Other areas of noninterest expenses, such as occupancy, advertising, and equipment have also decreased as management has diligently looked for ways to cut costs and improve efficiency. We continue to monitor more closely the costs associated with daily operations and are reviewing existing vendor contracts and discussing cost reductions and/or alternative means. FDIC deposit insurance premiums have also declined in the most recent quarter compared to the prior year as a result of a decrease in the FDIC rate period over period.

Income Tax Expense. We recorded a $96,000 income tax benefit for the three months ended September 30, 2015 after a pre-tax net loss of $297,000, compared to a tax benefit of $77,000 for the three months ended September 30, 2014 after a pre-tax net loss of $136,000. The effective income tax rate was a negative 32.2% and 56.6% for the three months ended September 30, 2015 and 2014, respectively. The effective tax rate was negative in both periods due to the net loss before income taxes, as well as the impact from tax-exempt revenue. The basis for the negative effective tax rate not being as high for the current quarter compared the same quarter last year is that the $401,000 in merger related expenses are non-deductible for tax purposes, thus reducing the taxable loss and tax benefit.

Results of Operations for the Six Months Ended September 30, 2015 and 2014 (unaudited)

General. Net loss available to common shareholders was $83,000 or $(0.03) per basic and diluted common share for the six month period ended September 30, 2015 compared to a net loss available to common shareholders of $251,000 or $(0.08) per basic and diluted common share for the same period in fiscal 2015, an improvement of $168,000 in results of operations. The improvement in earnings resulted primarily from a $314,000 increase in net interest income, a $350,000 decrease in the provision for loan losses and a $256,000 increase in noninterest revenue, partially offset by a $409,000 increase in noninterest expense and $91,000 in income tax expense compared to a $253,000 income tax benefit in the comparable period.

Net Interest Income. Net interest income increased $314,000, or 8.2%, to $4.1 million for the six months ended September 30, 2015 compared to $3.8 million for the six months ended September 30, 2014. The increase in net interest income was due to a $265,000 increase in interest revenue and a $49,000 decrease in interest expense. The increase in interest revenue was due to an increase in the average balance of interest-earning assets, particularly higher yielding loans, as well as an increase in average yield. The average balance of interest-earning assets increased $3.8 million, or 1.4%, during the six months ended September 30, 2015 compared to the same period in fiscal 2015, while the average yield increased 14 basis points from 3.40% to 3.54% over that same period. The Bank was able to increase the average balance of higher interest-earning assets over this period, particularly commercial loans, while lowering the average balance of lower yielding investment securities.

The increase in the average balance of interest-earning assets during the first half of fiscal 2016 compared to the same period in fiscal 2015 was complimented by a $1.2 million decrease in the average balance of interest-bearing liabilities over that same period. The average cost of interest-bearing liabilities decreased slightly from 0.78% for the six months ended September 30, 2014 to 0.74% for the six months ended September 30, 2015, a decrease of 4 basis points. As a result, the net interest margin increased 19 basis points from 2.77% to 2.96% over that same period.

Interest Revenue. Interest revenue increased $265,000, or 5.7% to $4.9 million over the first half of fiscal 2016 compared to $4.7 million for the first half of fiscal 2015. This increase is attributable to an increase in interest and fees on loans, partially offset by a decrease in interest revenue from investment securities.

Interest and fees on loans increased $515,000, or 14.4%, to $4.1 million for the six months ended September 30, 2015, compared to $3.6 million for the six months ended September 30, 2014. The increase in interest and fees on loans is due to a $28.6 million increase in the average balance of net loans from $143.4 million for the six months ended September 30, 2014 to $172.0 million for the six months ended September 30, 2015. The increase in average loans is attributable to our new commercial lending platform and staff that was put in place at the beginning of fiscal 2015 and to a much lesser extent, the increase in loans associated with the Fairmount merger that was completed in the middle of September 2015. Partially offsetting the revenue derived from an increase in the average balance of loans is a 23 basis point decline in the yield earned on average loans from 5.00% for the six months ended September 30, 2014 to 4.77% for the six months ended September 30, 2015. The decline in yield is a result of the extended low interest rate environment in today’s market and the competitive pressure relating to pricing.

Interest revenue on investment securities decreased $248,000 to $822,000 during the six months ended September 30, 2015 from $1.1 million during the six months ended September 30, 2014. The average balance of investment securities decreased by $20.3 million, or 18.8%, to $87.4 million during the six months ended September 30, 2015 from $107.7 million during the same period last year, while the average yield decreased from 2.00% to 1.91% over that same period. The largest decrease in the average balance of investment securities was in mortgage-backed securities, which declined $14.9 million to $66.3 million during the six months ended September 30, 2015 from $81.3 million during the same period last year. The proceeds from the mortgage-backed securities have been used to fund the increase in the average loans over the same period, as well as assist in raising the necessary funds to purchase Fairmount.

Interest Expense. Total interest expense decreased to $810,000 for the first half of fiscal 2016 compared to $859,000 for the same period in fiscal 2015, a decline of $49,000 or 5.7%. The average interest bearing deposits decreased $8.1 million, or 3.7%, to $212.1 million for the six months ended September 30, 2015 from $220.2 million for the six months ended September 30, 2014. Over this same period, the average cost on those deposits declined from 0.78% for the six months ended September 30, 2014 to 0.74% for the same period a year ago. A significant portion of our time deposits have already repriced in today’s low interest rate environment, as a result, the increase in interest expense is more attributable to a decrease in average balances compared to interest rates.

For the six month period ended September 30, 2015, we were able to change the mix of the average interest bearing liabilities compared to the same period last year by allowing higher costing time deposits to run off and replace them with lower costing core deposits, including savings, interest bearing checking and money market accounts. The average balance of time deposits decreased $13.6 million to $152.8 million for the six months ended September 30, 2015 compared to $166.4 million for the six months ended September 30, 2014. Over this same period, core interest bearing deposits increased $5.5 million, or 10.2%, to $59.3 million for the six months ended September 30, 2015. The growth in core deposits was primarily a result of the continued efforts by our cash management and financial service teams and to a much lesser extent the core deposits that were purchased in the Fairmount merger in September 2015.

Non-interest bearing deposits allow us to fund growth in interest earning assets at minimal cost. As a result of the growth generated primarily from the efforts of our cash management personnel and commercial loan officers working with commercial clients to move their deposit relationship to Hamilton Bank, average non-interest bearing deposits increased $2.6 million, or 15.9%, to $19.0 million for the six months ended September 30, 2015, compared to $16.4 million for the six months ended September 30, 2014.

In the quarter ended September 30, 2015, the Bank had outstanding $16.9 million in borrowed funds from the Federal Home Loan Bank (FHLB), including $10.9 in borrowings assumed at the end of the quarter through the Fairmount merger. The overall borrowings carried an average rate of 0.75% over the first half of fiscal 2016 compared to no outstanding borrowings in the same period last year. Not including the borrowings brought over in the Fairmount merger, additional funding was needed in the past 10 months to support new loan originations. Management determined that borrowing from the FHLB in today’s low interest rate environment is a more cost effective means to obtain funds compared to selling investment securities that are earning a higher yield.

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

	Six Months Ended September 30,
	(dollars in thousands)
	2015			2014
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Cash and cash equivalents	$19,393	$14	0.14%	$23,888	$16	0.13%
Investment securities (1)	21,101	247	2.34%	26,481	291	2.20%
Mortgage-backed securities	66,342	575	1.73%	81,266	779	1.92%
Loans receivable, net (2)	171,987	4,100	4.77%	143,362	3,586	5.00%

Total interest-earning assets	278,823	4,936	3.54%	274,997	4,672	3.40%
Noninterest-earning assets	21,848			22,930

Total assets	$300,671			$297,927

Interest-bearing liabilities:
Certificates of deposit	$152,791	$758	0.99%	$166,354	$836	1.01%
Money Market	28,550	19	0.13%	28,920	18	0.12%
Statement savings	19,044	5	0.05%	15,582	4	0.05%
NOW accounts	11,713	2	0.03%	9,316	1	0.02%

Total interest-bearing deposits	212,098	784	0.74%	220,172	859	0.78%
Borrowings	6,907	26	0.75%	—	—	0.00%

Total interest-bearing liabilities	219,005	810	0.74%	220,172	859	0.78%

Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	19,024			16,417
Other noninterest-bearing liabilities	1,715			2,003

Total liabilities	239,744			238,592
Total shareholders’ equity	60,927			59,335

Total liabilities and shareholders’ equity	$300,671			$297,927

Net interest income		$4,126			$3,813

Net interest rate spread (3)			2.80%			2.62%

Net interest-earning assets (4)	$59,818			$54,825

Net interest margin (5)			2.96%			2.77%

Average interest-earning assets to average interest-bearing liabilities	127.31%			124.90%

(1)	Includes U.S agency and treasury securities, municipal and corporate bonds and to a much lesser extent, Federal Home Loan Bank equity securities.
(2)	Loans on non-accrual status are included in average loans carrying a zero yield.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. In the first half of fiscal 2016 there was $120,000 in provision for loan losses compared to provision for loan losses of $470,000 in the first half of fiscal 2015. We were able to reduce our provision over the comparable periods due to less charge-offs and improved asset quality experienced in fiscal 2016. Management identified probable losses in the loan portfolio and recorded net charge-offs of $76,000 for the six months ended September 30, 2015, compared to $162,000 for the six months ended September 30, 2014.

The allowance for loan losses was $1.7 million, or 59.0% of non-performing loans at September 30, 2015 compared to $2.1 million, or 56.6% of non-performing loans at September 30, 2014. During the six months ended September 30, 2015, loan charge offs totaled $186,000 with recoveries of $110,000, compared to $176,000 in charge offs and $14,000 in recoveries during the six months ended September 30, 2014. During fiscal year 2016 we will continue our emphasis in growing commercial real estate and commercial business loans, which are generally considered to bear higher risk than one-to four-family mortgage loans and could contribute to higher provisions going forward.

Summary of Allowance for Loan Losses Activity. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Six Months Ended
	September 30,
	2015	2014
	(dollars in thousands)

Allowance for loan losses at beginning of period	$1,690	$1,786
Charge-offs:
Real estate loans:
One-to four-family	162	106
Commercial	—	—
Construction	—	—
Commercial	10	—
Home equity	6	70
Consumer	8	—

Total charge-offs	186	176
Recoveries	110	14

Net charge-offs	76	162
Provision for loan losses	120	470

Allowance for loan losses at end of period	$1,734	$2,094

Allowance for loan losses to non-performing loans	59.04%	56.56%

Allowance for loan losses to total loans outstanding at the end of the period	0.77%	1.40%

Net charge-offs to average loans outstanding during the period (annualized)	0.09%	0.22%

Noninterest Revenue. Noninterest revenue increased $256,000, or 41.2%, to $877,000 for the six months ended September 30, 2015, compared to $621,000 for the six months ended September 30, 2014. The following table outlines the changes in noninterest revenue for the six month periods.

	Six months ended
	September 30,
	2015	2014	$ Change	% Change
Service charges	$201,972	$205,561	$(3,589)	(1.7)
Gain on sale of investment securities	21,715	188,174	(166,459)	(88.5)
Gain on sale of loans held for sale	35,569	24,737	10,832	43.8
Gain on sale of property and equipment	407,188	—	407,188	N/A
Earnings on bank-owned life insurance	176,446	181,386	(4,940)	(2.7)
Other fees and commissions	34,519	21,601	12,918	59.8

Total noninterest revenue	$877,409	$621,459	$255,950	41.2

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

The increase in gains on loans held for sale is a product of the volume and size of residential mortgages originated during the quarter and sold into the secondary market. There was more activity and larger residential mortgages with respect to these sales for the six months ending September 30, 2015 compared to the same period a year ago. Reported through other fees and commissions is the change in value of the Bank’s equity interest in a third party called MDS, an independent company that assists the bank in selling residential mortgage loans into the secondary market. We account for this investment under the equity method of accounting. In the prior year MDS lost money and we wrote down the value of our equity interest accordingly. As a result, we netted that decline against other fees and commissions in the prior year.

These increases to noninterest revenue were partially offset by decreases in gain on sale of investment securities, bank-owned life insurance (BOLI) and service charges. The decrease associated with gain on sale of investment securities is a result of us selling more securities in the prior year to take advantage of low interest rates at the time and assist in funding the provision for loan losses. Service charges also decreased slightly over the comparable quarters. Service charges primarily pertain to fees associated with retail deposit products. We have continued to focus on growing our core deposits, particularly checking accounts, which typically generate more service fee income. We continually review our fee structure on transactional accounts so that we may be more aligned with our market.

Noninterest Expense. Noninterest expense increased $409,000, or 9.2%, to $4.9 million for the six months ended September 30, 2015 compared to the six months ended September 30, 2014. The following table outlines the changes in noninterest expense for the three month periods.

	Six months ended
	September 30,
	2015	2014	$ Change	% Change
Salaries and benefits	$2,431,893	$2,585,472	$(153,579)	(5.9)
Occupancy	353,662	367,125	(13,463)	(3.7)
Advertising	45,814	64,292	(18,478)	(28.7)
Furniture and equipment	152,675	156,095	(3,420)	(2.2)
Data processing	285,011	275,919	9,092	3.3
Legal services	57,991	109,539	(51,548)	(47.1)
Other professional services	159,907	154,108	5,799	3.8
Merger related expenses	631,580	—	631,580	N/A
Deposit insurance premiums	88,865	118,094	(29,229)	(24.8)
Foreclosed real estate expense and losses (gains)	13,887	(4,964)	18,851	(379.8)
Other operating	654,612	641,457	13,155	2.1

Total noninterest expense	$4,875,897	$4,467,137	$408,760	9.2

The $409,000 increase in noninterest expense during the six months ended September 30, 2015, as compared to the same period of 2014, was attributable to $632,000 in merger related expenses pertaining to the merger with Fairmount that closed in September 2015, as well as the potential merger between Hamilton Bancorp and Fraternity, pending proper regulatory and shareholder approval. This expense includes fees paid to attorneys, investment bankers and accountants, data conversion, as well as other costs associated with completing a merger transaction.

In addition to merger related expenses, foreclosed real estate expense and other operating expense increased. Foreclosed property expense increased with respect to property taxes and maintenance cost incurred on the one foreclosed property held by the Bank. The Bank recently purchased the serving rights relating to this property from the FDIC, who was the lead lender. Prior to the release of the servicing, the FDIC had not disclosed or forwarded Hamilton’s portion of the costs incurred relating to this property. The increase in other operating expense is a result of the Bank reevaluating and reducing the amount of Director fees’ that are deferred as part of the loan origination costs, as their participation has been more focused on larger credits.

Other than the noninterest expenses previously discussed, the majority of other noninterest expenses, including salaries and benefits, occupancy, equipment, advertising, legal, and FDIC insurance decreased during the six months ended September 30, 2015 compared to the same period a year ago. Salaries and benefits decreased $154,000 as a result of a change in our health benefit carrier and the loss of a couple of employees that were not replaced, including one commercial loan officer at the beginning of the fiscal year that was not replaced until September 2015. Included within salaries and benefits for the six months ended September 30, 2015 and 2014, is $158,000 and $145,000, respectively, in expense relating to equity awards granted to officers under the Company’s Equity Incentive Plan. The equity awards provide for management to have a vested interest in the performance of the Company and share in the benefit of an increase in shareholder value. Similarly, other operating expenses for the same periods include $59,000 in expense associated with equity awards granted to Directors.

Legal expenses continue to trend downward as we have worked through our problem assets and subsequently have not incurred any significant new problems within the loan portfolio. Our new lending platform has made our underwriting stronger and improved our credit monitoring. Other areas of noninterest expenses, such as occupancy, advertising, and equipment have also decreased as management has diligently looked for ways to cut costs and improve efficiency. We continue to monitor more closely the costs associated with daily operations and are reviewing existing vendor contracts and discussing cost reductions and/or alternative means. FDIC deposit insurance premiums have declined in the most recent six months compared to the prior year as a result of a decrease in the FDIC rate period over period.

Income Tax Expense. We recorded tax expense of $91,000 for the six months ended September 30, 2015 after a pre-tax net income of $8,000, compared to a tax benefit of $253,000 for the six months ended September 30, 2014 after a pre-tax net loss of $504,000. The high tax expense in the current quarter in comparison to the net income before tax is due to the fact that the $632,000 in merger related expenses are not tax deductible and increase the taxable income amount compared to book income. As a result, the effective income tax rate is 1,148% for the six months ended September 30, 2015 compared to a negative 50.2% for the six months ended September 30, 2014. The effective tax rate was negative in the prior period due to the net loss before income taxes, as well as the impact from tax-exempt revenue.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending, and investing activities during any given period. At September 30, 2015, cash and cash equivalents totaled $17.9 million and securities classified as available-for-sale amounted to $87.4 million. The Bank also has the ability to borrow from the Federal Home Loan Bank (FHLB) to meet liquidity demands. At September 30, 2015, we had $16.5 million in borrowings outstanding from the FHLB and the capacity to borrow approximately $40.6 million more, subject to our pledging sufficient assets.

Hamilton Bank may also borrow up to $5.0 million from a correspondent bank under a secured federal funds line of credit, and $1.0 million under an unsecured line of credit. We would be required to pledge investment securities to draw upon the secured line of credit.

Certificates of deposit due within one year of September 30, 2015 totaled $86.3 million, or 46.4% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods due to the current low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit due on or before September 30, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. At September 30, 2015, we had $37.8 million in commitments to extend credit outstanding.

At September 30, 2015, we exceeded all of the applicable regulatory capital requirements for the Bank, including a new requirement under Basel III to obtain a minimum common equity core (Tier 1) capital to risk-weighted assets ratio of 4.5%. To be classified as a well-capitalized bank, we must have a common equity core (Tier 1) capital to risk-weighted assets ratio of at least 6.5%. For the quarter ended September 30, 2015, our common equity to Tier 1 capital was $43.8 million, or 18.48%, of risk-weighted assets. Basel III was not in effect as of the prior year, and therefore, there is no ratio to report for the year ended September 30, 2014.

Our core (Tier 1) capital was $43.8 million and $44.2 million, or 14.83% and 15.82% of total assets, at September 30, 2015 and March 31, 2015. In order to be classified as “well-capitalized” under federal banking regulations, we were required to have core capital of at least $14.8 million, or 5.0% of total assets, as of September 30, 2015. To be classified as a well-capitalized bank, we must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%, and a Tier 1 risk-based capital to risk-weighted assets of at least 8%. At September 30, 2015 and March 31, 2015, we had total risk-based capital ratios of 19.23% and 25.32%, respectively, and Tier 1 risk-based capital ratios of 18.48% and 24.37%, respectively. Our regulatory risk weighted capital ratios decreased during the second quarter of 2016 primarily as a result of our risk-weighted assets increasing $61.2 million due to Fairmount merger, while our core capital ratio for the quarter remained relatively the same since the merger was an all cash transaction and no significant impact to core capital.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 26, 2015. As of September 30, 2015, the risk factors of the Company have not changed materially from those disclosed in the annual report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of September 30, 2015 (unaudited) and March 31, 2015; (ii) the Consolidated Statements of Operations for the three and six months ended September 30, 2015 and 2014 (unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2015 and 2014 (unaudited); (iv) the Consolidated Statements of Equity for the six months ended September 30, 2015 and 2014 (unaudited); (v) the Consolidated Statement of Cash Flows for the six months ended September 30, 2015 and 2014 (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

*	This information is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically incorporated therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAMILTON BANCORP, INC.

Date: November 16, 2015	/s/ Robert A. DeAlmeida
Robert A. DeAlmeida
President and Chief Executive Officer

Date: November 16, 2015	/s/ John P. Marzullo
John P. Marzullo
Senior Vice President, Chief Financial Officer and Treasurer