Form 10-Q
period 2015-12-31
Hamilton Bancorp, Inc.
filed 2016-02-16
CIK 1551739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

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

YES [  X  ]     NO [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES [ X ]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [   ]     NO [X]

3,417,615 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of February 16, 2016.

Hamilton Bancorp, Inc. and Subsidiaries

Form 10-Q

Index

		Page
Part I. Financial Information

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition as of December 31, 2015 (unaudited) and March 31, 2015	1

	Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2015 and 2014 (unaudited)	2

	Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended December 31, 2015 and 2014 (unaudited)	3

	Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended December 31, 2015 and 2014 (unaudited)	4

	Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2015 and 2014 (unaudited)	5 - 6

	Notes to Consolidated Financial Statements (unaudited)	7 – 32

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33 – 53

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	53

Item 4.	Controls and Procedures	54

Part II. Other Information

Item 1.	Legal Proceedings	55

Item 1A.	Risk Factors	55

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 3.	Defaults upon Senior Securities	55

Item 4.	Mine Safety Disclosures	55

Item 5.	Other Information	55

Item 6.	Exhibits	55

	Signatures	56

Part I. – Financial Information

Item 1. Financial Statements

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Financial Condition

December 31, 2015 and March 31, 2015

	December 31,	March 31,
	2015	2015
	(Unaudited)	(Audited)
Assets
Assets
Cash and due from banks	$5,538,454	$3,294,273
Federal funds sold and Federal Home Loan Bank deposit	7,272,405	6,226,976
Interest-bearing deposits in other banks	16,437,610	7,122,639
Cash and cash equivalents	29,248,469	16,643,888
Certificates of deposit held as investment	3,974,044	-
Investment securities available for sale, at fair value	77,616,277	92,939,751
Federal Home Loan Bank stock, at cost	1,038,700	522,700
Loans held for sale	155,456	581,139
Loans, less allowance for loan losses of $2,015,723 and $1,690,236	226,313,352	158,594,958
Premises and equipment, net	4,071,415	1,972,348
Foreclosed real estate	443,015	455,575
Accrued interest receivable	997,778	835,940
Bank-owned life insurance	12,624,031	12,359,969
Goodwill	6,478,860	2,664,432
Core deposit intangible	642,254	138,333
Deferred income taxes	2,931,398	1,961,850
Income taxes refundable	228,920	-
Other assets	1,492,799	1,368,886
Total Assets	$368,256,768	$291,039,769

Liabilities and Shareholders' Equity
Liabilities
Noninterest-bearing deposits	$22,332,169	$16,652,771
Interest-bearing deposits	266,709,116	205,666,121
Total deposits	289,041,285	222,318,892
Borrowings	16,847,192	6,000,000
Advances by borrowers for taxes and insurance	523,482	619,028
Other liabilities	1,202,258	1,302,141
Total liabilities	307,614,217	230,240,061

Commitments and Contingencies	-	-

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized. Issued: 3,418,113 shares at December 31, 2015 and 3,417,713 shares at March 31, 2015	34,181	34,177
Additional paid in capital	31,196,927	30,832,815
Retained earnings	32,542,210	32,752,071
Unearned ESOP shares	(2,369,920)	(2,518,040)
Accumulated other comprehensive income	(760,847)	(301,315)
Total shareholders' equity	60,642,551	60,799,708
Total Liabilities and Shareholders' Equity	$368,256,768	$291,039,769

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

Three and Nine Months Ended December 31, 2015 and 2014

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Interest and dividend revenue
Loans, including fees	$2,805,851	$1,827,384	$6,906,069	$5,412,607
U.S. treasuries, government agencies and FHLB stock	91,940	104,905	276,415	327,264
Municipal and corporate bonds	31,722	36,346	94,145	105,183
Mortgage-backed securities	272,751	358,987	848,181	1,137,231
Federal funds sold and other bank deposits	18,005	5,376	31,650	21,749
Total interest and dividend revenue	3,220,269	2,332,998	8,156,460	7,004,034

Interest expense
Deposits	458,024	414,117	1,241,457	1,273,106
Borrowed funds	38,191	410	64,487	410
Total interest expense	496,215	414,527	1,305,944	1,273,516

Net interest income	2,724,054	1,918,471	6,850,516	5,730,518
Provision for loan losses	70,000	(125,000)	190,000	345,000
Net interest income after provision for loan losses	2,654,054	2,043,471	6,660,516	5,385,518

Noninterest revenue
Service charges	102,979	105,954	304,951	311,515
Gain on sale of investment securities	20,497	42,471	42,212	230,645
Gain on sale of loans held for sale	7,826	2,979	43,395	27,716
Gain on sale of property and equipment	-	-	407,188	(1,832)
Earnings on bank-owned life insurance	87,616	89,929	264,062	271,315
Other fees and commissions	14,675	8,095	49,194	31,528
Total noninterest revenue	233,593	249,428	1,111,002	870,887

Noninterest expenses
Salaries	1,102,598	988,583	3,018,168	2,944,357
Employee benefits	293,260	254,539	809,583	884,237
Occupancy	195,155	170,401	548,817	537,526
Advertising	43,295	37,758	89,109	102,050
Furniture and equipment	85,077	77,286	237,752	233,381
Data processing	154,977	137,435	439,989	413,354
Legal services	52,100	44,012	110,091	153,551
Other professional services	131,353	100,452	291,260	254,560
Merger related expenses	196,645	-	828,225	-
Deposit insurance premiums	63,105	57,506	151,970	175,600
Foreclosed real estate expense and losses (gains)	3,270	-	17,157	(4,964)
Other operating	459,817	326,462	1,114,428	967,921
Total noninterest expenses	2,780,652	2,194,434	7,656,549	6,661,573

Income (loss) before income taxes	106,995	98,465	114,969	(405,168)
Income tax expense (benefit)	234,176	20,622	324,830	(231,967)
Net income (loss)	$(127,181)	$77,843	$(209,861)	$(173,201)

Earnings (loss) per common share - basic	$(0.04)	$0.02	$(0.07)	$(0.05)
Earnings (loss) per common share - diluted	$(0.04)	$0.02	$(0.07)	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

Three and Nine months Ended December 31, 2015 and 2014

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Net income (loss)	$(127,181)	$77,843	$(209,861)	$(173,201)
Other comprehensive income:
Unrealized gain (loss) on investment securities available for sale	(801,265)	1,643,661	(716,655)	1,589,832
Reclassification adjustment for realized (gain) loss on investment securities available for sale included in net income	(20,497)	(42,471)	(42,212)	(230,645)
Total unrealized gain (loss) on investment securities available for sale	(821,762)	1,601,190	(758,867)	1,359,187
Income tax expense (benefit) relating to investment securities available for sale	(324,144)	631,589	(299,335)	536,132
Other comprehensive income (loss)	(497,618)	969,601	(459,532)	823,055

Total comprehensive income (loss)	$(624,799)	$1,047,444	$(669,393)	$649,854

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Nine Months Ended December 31, 2015 and 2014

					Accumulated
		Additional		Unearned	other	Total
	Common	paid-in	Retained	ESOP	comprehensive	shareholders'
	stock	capital	earnings	shares	income	equity

Balance March 31, 2014	$35,951	$32,910,362	$33,066,380	$(2,666,160)	$(1,576,265)	$61,770,268
Net loss	-	-	(173,201)	-	-	(173,201)
Unrealized loss on available for sale securities, net of tax effect of $536,132	-	-	-	-	823,055	823,055
Repurchase of common stock	(1,798)	(2,500,392)	-	-	-	(2,502,190)
Stock based compensation - options	-	156,907	-	-	-	156,907
Restricted stock - compensation and activity	(22)	154,797	-	-	-	154,775
ESOP shares allocated for release	-	26,907	-	148,120	-	175,027

Balance December 31, 2014	$34,131	$30,748,581	$32,893,179	$(2,518,040)	$(753,210)	$60,404,641

Balance March 31, 2015	$34,177	$30,832,815	$32,752,071	$(2,518,040)	$(301,315)	$60,799,708
Net loss	-	-	(209,861)	-	-	(209,861)
Unrealized loss on available for sale securities, net of tax effect of $ (299,335)	-	-	-	-	(459,532)	(459,532)
Stock based compensation - options	-	156,907	-	-	-	156,907
Restricted stock - compensation and activity	4	168,995	-	-	-	168,999
ESOP shares allocated for release	-	38,210	-	148,120	-	186,330

Balance December 31, 2015	$34,181	$31,196,927	$32,542,210	$(2,369,920)	$(760,847)	$60,642,551

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended December 31, 2015 and 2014

	Nine Months Ended
	December 31,
	2015	2014

Cash flows from operating activities
Interest received	$8,379,943	$7,363,035
Fees and commissions received	761,333	338,265
Interest paid	(1,397,455)	(1,273,465)
Cash paid to suppliers and employees	(7,160,562)	(6,105,927)
Origination of loans held for sale	(4,486,900)	(2,070,500)
Proceeds from sale of loans held for sale	4,955,978	1,843,150
Income taxes (paid) refund received	(204,030)	565,595
Net cash provided by operating activities	848,307	660,153

Cash flows from investing activities
Acqusition, net of cash acquired	(12,723,871)	-
Proceeds from sale of securities available for sale	9,985,335	9,805,005
Proceeds from maturing and called securities available for sale, including principal pay downs	14,067,458	19,212,112
Proceeds from maturing and called certificates of deposit	514,510	-
Purchase of investment securities available for sale	-	(23,242,712)
Purchase of Federal Home Loan Bank stock	-	(130,500)
Loans made, net of principal repayments	(13,728,071)	(14,117,276)
Purchase of premises and equipment	(47,219)	(101,021)
Proceeds from sale of foreclosed real estate	11,752	-
Proceeds from sale of premises and equipment	463,839	-
Net cash used by investing activities	(1,456,267)	(8,574,392)

Cash flows from financing activities
Net increase (decrease) in
Deposits	13,308,083	(14,979,209)
Advances by borrowers for taxes and insurance	(95,546)	(403,674)
Proceeds from borrowings	2,000,000	3,000,000
Payments of borrowings	(2,000,000)	-
Issuance of restricted stock	4	-
Repurchase of common stock	-	(2,502,190)
Net cash provided (used) by financing activities	13,212,541	(14,885,073)

Net increase (decrease) in cash and cash equivalents	12,604,581	(22,799,312)

Cash and cash equivalents at beginning of period	16,643,888	33,073,310

Cash and cash equivalents at end of period	$29,248,469	$10,273,998

Supplemental Disclosures of Cash Flow Information:
Total cash consideration paid for Fairmount Merger	$14,192,370	$-
Less cash acquired	1,468,499	-
Acquisition, net of cash acquired	$12,723,871	$-

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

	Nine Months Ended
	December 31,
	2015	2014

Reconciliation of net income to net cash provided (used) by operating activities
Net loss	$(209,861)	$(173,201)
Adjustments to reconcile net income to net cash provided (used) by operating activities
Amortization of premiums on certificates of deposit	7,043	-
Amortization of premiums on securities	311,204	342,791
Gain on sale of investment securities	(42,212)	(230,645)
Amortization of premiums on loans	25,811	-
Amortization of premium on deposits	(52,656)	-
Amortization of premium on borrowings	(41,955)	-
Core deposit intangible asset amortization	38,620	25,750
Premises and equipment depreciation and amortization	200,092	191,489
Gain on sale of property and equipment	(407,188)	1,832
Stock based compensation	325,902	311,682
Provision for loan losses	190,000	345,000
ESOP shares allocated for release	186,330	175,027
Decrease (increase) in
Accrued interest receivable	(161,838)	23,742
Loans held for sale	425,683	(255,066)
Cash surrender value of life insurance	(264,062)	(271,315)
Income taxes refundable and deferred income taxes	120,800	333,628
Other assets	374,756	215,287
Increase (decrease) in
Accrued interest payable	3,100	52
Deferred loan origination fees	41,263	(10,479)
Other liabilities	(222,525)	(365,421)
Net cash provided by operating activities	$848,307	$660,153

Noncash investing activity
Real estate acquired through foreclosure	$-	$12,560

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2015

Note 1:     Nature of Operations and Summary of Significant Accounting Policies

Hamilton Bancorp, Inc. (the “Company”) was incorporated on September 7, 2012 to serve as the stock holding company for Hamilton Bank (the “Bank”), a federally chartered savings bank. On October 10, 2012, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a mutual savings bank to a stock savings bank and became the wholly owned subsidiary of the Company. In connection with the conversion, the Company sold 3,703,000 shares of common stock at a price of $10.00 per share, through which the Company received proceeds of approximately $35,580,000, net of offering expenses of approximately $1,450,000. In addition, the Bank’s Board of Directors adopted an employee stock ownership plan (the “ESOP”) which subscribed for 8.0% of shares sold in the offering, or 296,240 common shares. The purchase of shares by the ESOP was funded by a loan from the Company.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. We derived the balances as of March 31, 2015 from audited financial statements. Operating results for the nine months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016, or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2015. Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation.

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

Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The loans acquired from the Company’s acquisition of Fairmount on September 11, 2015 (see Note 3 “Acquisition of Fairmount Bancorp, Inc.”) were recorded at fair value at the acquisition date and no separate valuation allowance was established.  The initial fair values were determined by management, with the assistance of an independent valuation specialist, based on estimated expected cash flows discounted at appropriate rates.  The discount rates were based on market rates for new originations of comparable loans and did not include a separate factor for loan losses as that was included in the estimated cash flows.

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

ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Guidance in Topic 718 as it relates to awards with performance conditions that affect vesting should be applied to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments of ASU 2014-12 became effective on December 15, 2015 and did not have a significant impact on our financial statements.

ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-01 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Note 3:          Acquisition of Fairmount Bancorp, Inc.

On September 11, 2015, Hamilton Bancorp acquired Fairmount Bancorp, Inc. (“Fairmount”), the parent company of Fairmount Bank. Under the terms of the Merger Agreement, shareholders of Fairmount received a cash payment equal to thirty dollars ($30.00) for each share of Fairmount common stock. The total merger consideration was $14.2 million.

In connection with the acquisition, Fairmount Bank was merged with and into Hamilton Bank, with Hamilton bank as the surviving bank. The results of the Fairmount acquisition are included with Hamilton’s results as of and from September 11, 2015.

As required by the acquisition method of accounting, we have adjusted the acquired assets and liabilities of Fairmount to their estimated fair value on the date of acquisition and added them to those of Hamilton Bancorp. Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which we have based on level 3 valuation estimates and assumptions that are subject to change, we have allocated the preliminary purchase price for Fairmount as follows:

	As recorded by		As recorded by
	Fairmount Bancorp, Inc.	Fair Value Adjustments	Hamilton Bancorp, Inc.
Identifiable assets:
Cash and cash equivalents	$1,468,499	$-	$1,468,499
Certificates of deposit	4,467,825	27,772	4,495,597
Investment securities available for sale	9,757,177	-	9,757,177
Loans	55,454,414	(1,207,017)	54,247,397
Allowance For Loan Loss	(591,070)	591,070	-
Premises and equipment	2,975,587	(666,997)	2,308,590
Core Deposit Intangible	22,802	(22,802)	-
Deferred income taxes	423,258	596,675	1,019,933
Other assets	1,014,673	-	1,014,673
Total identifiable assets	$74,993,165	$(681,299)	$74,311,866

Identifiable liabilities:
Non-interest bearing deposits	909,669	-	909,669
Interest bearing deposits	52,123,868	433,429	52,557,297
Borrowings	10,500,000	389,147	10,889,147
Other liabilities	120,351	-	120,351
Total identifiable liabilities	$63,653,888	$822,576	$64,476,464

Net tangible assets acquired	11,339,276	(1,503,875)	9,835,401

Definite lived intangible assets acquired	-	542,540	542,540
Goodwill	-	3,814,428	3,814,428
Net intangible assets acquired	-	4,356,968	4,356,968

Total cash consideration	$11,339,276	$2,853,093	$14,192,369

Prior to the end of the measurement period, if information becomes available which indicates the purchase price allocations require adjustments, we will include such adjustments in the purchase price allocation retrospectively.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Of the total estimated purchase price, we have allocated an estimate of $9.8 million to net tangible assets acquired and we have allocated $543,000 to the core deposit intangible which is a definite lived intangible asset. We have allocated the remaining purchase price to goodwill, which is deductible for income tax purposes. We will amortize the core deposit intangible on a straight-line basis over its estimated useful life of 8 years. We will evaluate goodwill annually for impairment.

Pro Forma Condensed Combined Financial Information. The following schedule includes consolidated statements of operations data for the unaudited pro forma results for the periods ended December 31, 2015 and 2014 as if the Fairmount Bancorp acquisition had occurred as of the beginning of the periods presented.

	Nine Months Ended December 31,
	2015	2014
Net interest income	$8,323,913	$8,160,799
Other non-interest revenue	1,214,209	1,041,938
Total revenue	9,538,122	9,202,737
Provision expense	190,000	345,000
Other non-interest expense	7,858,947	8,106,822
Income before income taxes	1,489,175	750,915
Income tax expense	743,672	99,729
Net income	$745,504	$651,186

Basic earnings per share	$0.24	$0.20
Diluted earnings per share	$0.24	$0.20

We have not included any provision for loan losses during the period for loans acquired from Fairmount Bancorp. In accordance with accounting for business combinations, we included the credit losses evident in the loans in the determination of the fair value of loans at the date of acquisition and eliminated the allowance for loan losses maintained by Fairmount Bancorp at acquisition date. Also excluded are an estimated $1.3 million in merger related expenses associated with completing the actual acquisition. This expense includes expenses incurred by both the buyer and the seller.

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

In connection with the acquisition of Fairmount and the pending acquisition of Fraternity, the Company incurred merger related costs. These expenses were primarily related to legal, other professional services and system conversions. The following table details the expenses included in the consolidated statements of operations for the periods shown.

	Three months ended December 31, 2015			Nine months ended December 31, 2015
	Fairmount	Fraternity	Total	Fairmount	Fraternity	Total
Legal	$3,713	$64,815	$68,528	$247,794	$185,257	$433,051
Professional services	3,117	125,000	128,117	176,786	140,173	316,959
Data processing	-	-	-	48,745	-	48,745
Advertising	-	-	-	2,779	-	2,779
Other	-	-	-	26,547	144	26,691
Total meger related expenses	$6,830	$189,815	$196,645	$502,651	$325,574	$828,225

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

Both the basic and diluted earnings per share for the three and nine months ended December 31, 2015 and 2014 are summarized below:

	Three Months ended	Three Months ended	Nine months ended	Nine months ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

Net income (loss)	$(127,181)	$77,843	$(209,861)	$(173,201)
Average common shares outstanding - basic	3,166,470	3,146,640	3,166,230	3,185,558
Average common shares outstanding - diluted	N/A	N/A	N/A	N/A
Income (loss) per common share - basic and diluted	$(0.04)	$0.02	$(0.07)	$(0.05)

Anti-dilutive shares	42,667	N/A	42,667	N/A

During the three and nine months ending December 31, 2014, none of the common stock equivalents had vested.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Note 5:     Investment Securities Available for Sale

The amortized cost and fair value of securities at December 31, 2015 and March 31, 2015, are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2015	cost	gains	losses	value

U.S. government agencies	$15,010,819	$3,881	$255,234	$14,759,466
Municipal bonds	2,706,994	92,656	3,000	2,796,650
Corporate bonds	2,000,000	-	136,968	1,863,032
Mortgage-backed	59,154,920	99,346	1,057,137	58,197,129
	$78,872,733	$195,883	$1,452,339	$77,616,277

	Amortized	unrealized	unrealized	Fair
March 31, 2015	cost	gains	losses	value

U.S. government agencies	$17,509,211	$3,363	$200,627	$17,311,947
Municipal bonds	2,149,114	168,016	-	2,317,130
Corporate bonds	2,000,000	-	46,736	1,953,264
Mortgage-backed	71,779,015	387,015	808,620	71,357,410
	$93,437,340	$558,394	$1,055,983	$92,939,751

Proceeds from sales of investment securities were $4,957,280 and $4,486,919 during the three months ended December 31, 2015 and 2014, respectively, with gains of $23,197 and losses of $2,700 for the three months ended December 31, 2015 and gains of $53,047 and losses of $10,576 for the three months ended December 31, 2014.

Proceeds from sales of investment securities were $9,985,335 and $9,805,005 during the nine months ended December 31, 2015 and 2014, respectively, with gains of $95,912 and losses of $53,700 for the nine months ended December 31, 2015 and gains of $241,221 and losses of $10,576 for the nine months ended December 31, 2014.

As of December 31, 2015 and March 31, 2015, all mortgage-backed securities are backed by U.S. Government- Sponsored Enterprises.

As of December 31, 2015 and March 31, 2015, the Company had one pledged security to the Federal Reserve Bank with a book value of $2,000,000 for both periods and a fair value of $1,949,882, and $1,970,080, respectively.

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2015 and March 31, 2015 follow. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

	Available for Sale
	December 31, 2015		March 31, 2015
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value

Maturing
Within one year	$732,054	$731,559	$509,211	$512,574
Over one to five years	3,012,739	2,987,055	-	-
Over five to ten years	14,577,740	14,221,319	19,000,000	18,752,637
Over ten years	1,395,280	1,479,215	2,149,114	2,317,130
Mortgage-backed, in monthly installments	59,154,920	58,197,129	71,779,015	71,357,410
	$78,872,733	$77,616,277	$93,437,340	$92,939,751

The following table presents the Company's investments' gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position at December 31, 2015 and March 31, 2015.

	Less than 12 months		12 months or longer		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2015	losses	value	losses	value	losses	value

U.S. government agencies	$68,806	$7,451,910	$186,428	$6,813,572	$255,234	$14,265,482
Municipal bonds	3,000	868,633	-	-	3,000	868,633
Corporate bonds	-	-	136,968	1,863,032	136,968	1,863,032
Mortgage-backed securities	277,984	18,877,162	779,153	25,557,549	1,057,137	44,434,711
	$349,790	$27,197,705	$1,102,549	$34,234,153	$1,452,339	$61,431,858

March 31, 2015

U.S. government agencies	$11,208	$3,988,792	$189,419	$12,810,581	$200,627	$16,799,373
Municipal bonds	-	-	-	-	-	-
Corporate bonds	46,736	1,953,264	-	-	46,736	1,953,264
Mortgage-backed securities	187,176	9,687,070	621,444	33,241,821	808,620	42,928,891
	$245,120	$15,629,126	$810,863	$46,052,402	$1,055,983	$61,681,528

The gross unrealized losses on debt securities are not considered by management to be other-than-temporary impairments. Management has the intent and ability to hold these securities until recovery of their value. In most cases, temporary impairment is caused by market interest rate fluctuations.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Note 6:      Loans Receivable and Allowance for Loan Losses

Loans receivable, excluding loans held for sale, consist of the following at December 31, 2015 and March 31, 2015:

	December 31, 2015				March 31, 2015
	Legacy (1)	Acquired	Total Loans	% of Total	Legacy (1)	% of Total
Real estate loans:
One-to four-family:
Residential	$46,675,990	$22,988,263	$69,664,253	30%	$49,864,923	31%
Residential construction	5,196,931	1,616,661	6,813,592	3%	3,955,702	2%
Investor (2)	12,508,464	17,092,234	29,600,698	13%	12,971,519	8%
Commercial	76,460,241	2,925,586	79,385,827	35%	59,273,398	37%
Commercial construction	1,886,203	1,850,747	3,736,950	2%	2,405,849	1%
Total real estate loans	142,727,829	46,473,491	189,201,320	83%	128,471,391	79%
Commercial business	18,574,241	2,683,947	21,258,188	9%	18,489,603	12%
Home equity loans	12,062,929	2,212,783	14,275,712	6%	12,261,292	8%
Consumer	3,367,363	1,200,805	4,568,168	2%	1,166,155	1%
Total Loans	176,732,362	52,571,026	229,303,388	100%	160,388,441	100%
Net deferred loan origination fees and costs	(144,510)	-	(144,510)		(103,247)
Loan premium (discount)	87,630	(917,433)	(829,803)		0
Allowance for loan losses	(2,015,723)	-	(2,015,723)		(1,690,236)
	$174,659,759	$51,653,593	$226,313,352		$158,594,958

(1) As a result of the acquisition of Fairmount Bancorp, Inc. (Fairmount Bancorp), the parent company of Fairmount Bank, in September 2015, we have segmented the portfolio into two components, loans originated by Hamilton Bank "Legacy" and loans acquired from Fairmount Bank "Acquired".

(2) "Investor" loans are residential mortgage loans secured by non-owner occupied one- to four-family properties

Residential lending is generally considered to involve less risk than other forms of lending, although payment experience on these loans is dependent on economic and market conditions in the Bank's lending area. Construction loan repayments are generally dependent on the related properties or the financial condition of its borrower or guarantor. Accordingly, repayment of such loans can be more susceptible to adverse conditions in the real estate market and the regional economy.

A substantial portion of the Bank's loan portfolio is real estate loans secured by residential and commercial real estate properties located in the Baltimore metropolitan area. Loans are extended only after evaluation of a customer's creditworthiness and other relevant factors on a case-by-case basis. The Bank generally does not lend more than 95% of the appraised value of a property and requires private mortgage insurance on residential mortgages with loan-to-value ratios in excess of 80%. In addition, the Bank generally obtains personal guarantees of repayment from borrowers and/or others for construction loans and disburses the proceeds of those and similar loans only as work progresses on the related projects.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

The following table details activity in the allowance for loan losses by portfolio segment for both the nine months ended December 31, 2015 and 2014 and for the year ended March 31, 2015. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

	Legacy					Acquired
Nine months ended:	Allowance	Provision for	Charge		Allowance	Allowance	Provision for	Charge		Allowance
December 31, 2015	3/31/2015	loan losses	offs	Recoveries	12/31/2015	3/31/2015	loan losses	offs	Recoveries	12/31/2015

Real estate loans:
One-to four-family	$433,570	$179,413	$168,139	$848	$445,692	$-	$61,517	$86,352	$24,835	$-
Commercial	585,817	529,516	-	-	1,115,333	-	-	-	-	-
Commercial construction	67,835	(218,589)	-	236,906	86,152	-	-	-	-	-
Commercial business	473,127	(353,601)	10,533	150,547	259,540	-	-	-	-	-
Home equity loans	98,983	(9,962)	6,000	-	83,021	-	-	-	-	-
Consumer	727	31,883	7,565	940	25,985	-	-	-	-	-
Unallocated	30,177	(30,177)	-	-	-	-	-	-	-	-
	$1,690,236	$128,483	$192,237	$389,241	$2,015,723	$-	$61,517	$86,352	$24,835	$-

	Legacy
Nine months ended:	Allowance	Provision for	Charge		Allowance
December 31, 2014	3/31/2014	loan losses	offs	Recoveries	12/31/2014

Real estate loans:
One-to four-family	$528,362	$(16,365)	$105,498	$1,342	$407,841
Commercial	575,881	(5,558)	-	-	570,323
Commercial construction	60,361	(49,828)	-	-	10,533
Commercial business	590,975	265,762	-	35,501	892,238
Home equity loans	27,181	153,070	100,693	2,505	82,063
Consumer	3,213	(2,081)	-	40	1,172
Unallocated	-	-	-	-	-
	$1,785,973	$345,000	$206,191	$39,388	$1,964,170

	Legacy
Year Ended:	Allowance	Provision for	Charge		Allowance
March 31, 2015	3/31/2014	Loan Losses	offs	Recoveries	3/31/2015
Real estate loans:
One-to four-family	$528,362	$38,738	$138,821	$5,291	$433,570
Commercial	575,881	9,936	-	-	585,817
Commercial construction	60,361	7,474	-	-	67,835
Commercial business	590,975	(82,390)	83,879	48,421	473,127
Home equity loans	27,181	169,990	100,693	2,505	98,983
Consumer	3,213	(3,925)	-	1,439	727
Unallocated	-	30,177	-	-	30,177
	$1,785,973	$170,000	$323,393	$57,656	$1,690,236

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

The following table provides additional information on the allowance for loan losses by segment:

	Legacy				Acquired
	Allowance		Loan Balance		Allowance		Loan Balance
	Individually	Collectively	Individually	Collectively	Individually	Collectively	Individually	Collectively
	evaluated	evaluated	evaluated	evaluated	evaluated	evaluated	evaluated	evaluated
Nine months ended:	for	for	for	for	for	for	for	for
December 31, 2015	impairment	impairment	impairment	impairment	impairment	impairment	impairment	impairment

Real estate loans:
One-to four-family	$79,301	$366,391	$1,959,393	$62,421,992	$-	$-	$1,663,950	$40,033,208
Commercial	-	1,115,333	3,329,058	73,131,183	-	-	-	2,925,586
Commercial construction	-	86,152	-	1,886,203	-	-	-	1,850,747
Commercial business	-	259,540	2,353,249	16,220,992	-	-	212,809	2,471,138
Home equity loans	-	83,021	17,578	12,045,351	-	-	-	2,212,783
Consumer	-	25,985	-	3,367,363	-	-	39,384	1,161,421
Unallocated	-	-	-	-	-	-	-	-
	$79,301	$1,936,422	$7,659,278	$169,073,084	$-	$-	$1,916,143	$50,654,883

	Legacy
	Allowance		Loan Balance
	Individually	Collectively	Individually	Collectively
	evaluated	evaluated	evaluated	evaluated
Nine months ended:	for	for	for	for
December 31, 2014	impairment	impairment	impairment	impairment

Real estate loans:
One-to four-family	$141,981	$265,860	$2,031,308	$65,572,183
Commercial	-	570,323	3,358,454	53,396,974
Commercial construction	-	10,533	1,417,067	365,746
Commercial business	587	891,651	2,656,233	16,718,973
Home equity loans	-	82,063	17,556	12,052,090
Consumer	-	1,172	4,121	1,166,402
Unallocated	-	-	-	-
	$142,568	$1,821,602	$9,484,739	$149,272,368

	Legacy
	Allowance		Loan Balance
	Individually	Collectively	Individually	Collectively
	Evaluated	Evaluated	Evaluated	Evaluated
Year Ended:	for	for	for	for
March 31, 2015	Impairment	Impairment	Impairment	Impairment
Real estate loans:
One-to four-family	$97,632	$335,938	$2,092,580	$64,699,564
Commercial	-	585,817	3,358,447	55,914,951
Commercial construction	-	67,835	1,374,530	1,031,319
Commercial business	730	472,397	2,010,424	16,479,179
Home equity loans	-	98,983	15,229	12,246,063
Consumer	-	727	-	1,166,155
Unallocated	-	30,177	-	-
	$98,362	$1,591,874	$8,851,210	$151,537,231

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Past due loans, segregated by age and class of loans, as of and for the nine months ended December 31, 2015 and as of and for the year ended March 31, 2015, were as follows:

			Loans				Accruing		Nonaccrual
	Loans	Loans	90 or more				loans 90 or		interest
	30-59 days	60-89 days	days	Total past	Current		more days	Nonaccrual	not
December 31, 2015	past due	past due	past due	due loans	loans	Totals loans	past due	loans	accrued
Legacy Loans:
Real estate loans:
One-to four-family	$427,025	$10,769	$419,943	$857,737	$63,523,648	$64,381,385	$-	$714,955	$29,891
Commercial	3,329,058	-	-	3,329,058	73,131,183	76,460,241	-	3,329,058	2,606
Commercial construction	-	-	-	-	1,886,203	1,886,203	-	-	-
Commercial business	-	-	121,760	121,760	18,452,481	18,574,241	-	121,760	43,848
Home equity loans	7,464	43,611	-	51,075	12,011,854	12,062,929	-	7,464	152
Consumer	3,313	-	-	3,313	3,364,050	3,367,363	-	-	-
	$3,766,860	$54,380	$541,703	$4,362,943	$172,369,419	$176,732,362	$-	$4,173,237	$76,497

	Loans	Loans	90 or more				loans 90 or		interest
	30-59 days	60-89 days	days	Total past	Current		more days	Nonaccrual	not
December 31, 2015	past due	past due	past due	due loans	loans	Totals loans	past due	loans	accrued
Acquired Loans:
Real estate loans:
One-to four-family	$82,771	$119,292	$994,866	$1,196,929	$40,500,229	$41,697,158	$-	$994,866	$101,372
Commercial	-	-	-	-	2,925,586	2,925,586	-	-	-
Commercial construction	-	-	-	-	1,850,747	1,850,747	-	-	-
Commercial business	144,633	-	-	144,633	2,539,314	2,683,947	-	-	-
Home equity loans	-	-	-	-	2,212,783	2,212,783	-	-	-
Consumer	6,789	3,535	-	10,324	1,190,481	1,200,805	-	-	106
	$234,193	$122,827	$994,866	$1,351,886	$51,219,140	$52,571,026	$-	$994,866	$101,478

	Loans	Loans	90 or more				loans 90 or		interest
	30-59 days	60-89 days	days	Total past	Current		more days	Nonaccrual	not
March 31, 2015	past due	past due	past due	due loans	loans	Totals loans	past due	loans	accrued
Legacy Loans:
Real estate loans:
One-to four-family	$299,259	$158,898	$487,617	$945,774	$65,846,370	$66,792,144	$-	$639,191	$28,338
Commercial	-	-	-	-	59,273,398	59,273,398	-	-	-
Commercial construction	-	-	1,374,530	1,374,530	1,031,319	2,405,849	-	1,374,530	11,975
Commercial business	-	733,809	225,573	959,382	17,530,221	18,489,603	-	225,573	82,789
Home equity loans	-	-	6,000	6,000	12,255,292	12,261,292	-	15,229	980
Consumer	187	492	-	679	1,165,476	1,166,155	-	-	-
	$299,446	$893,199	$2,093,720	$3,286,365	$157,102,076	$160,388,441	$-	$2,254,523	$124,082

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Impaired Loans as of and for the nine months ended December 31, 2015 and as of and for the year ended March 31, 2015, was as follows:

	Unpaid	Recorded	Recorded
	contractual	investment	investment	Total		Average
	principal	with no	with	recorded	Related	recorded	Interest
December 31, 2015	balance	allowance	allowance	investment	allowance	investment	recognized
Legacy Loans:
Real estate loans:
One-to four-family	$2,149,814	$541,829	$1,417,564	$1,959,393	$79,301	$2,020,326	$49,985
Commercial	3,433,621	3,329,058	-	3,329,058	-	3,353,986	98,611
Commercial construction	-	-	-	-	-	-	-
Commercial business	3,007,951	2,353,249	-	2,353,249	-	1,944,370	128,680
Home equity loans	40,471	17,578	-	17,578	-	19,527	260
Consumer	-	-	-	-	-	-	-
	$8,631,857	$6,241,714	$1,417,564	$7,659,278	$79,301	$7,338,209	$277,536

	Unpaid	Recorded	Recorded
	contractual	investment	investment	Total		Average
	principal	with no	with	recorded	Related	recorded	Interest
December 31, 2015	balance	allowance	allowance	investment	allowance	investment	recognized
Acquired Loans:
Real estate loans:
One-to four-family	$2,910,809	$1,663,950	$-	$1,663,950	$-	$1,347,467	$-
Commercial	-	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-	-
Commercial business	262,809	212,809	-	212,809	-	213,588	-
Home equity loans	-	-	-	-	-	-	-
Consumer	53,635	39,384	-	39,384	-	39,795	-
	$3,227,253	$1,916,143	$-	$1,916,143	$-	$1,600,850	$-

	Unpaid	Recorded	Recorded
	contractual	investment	investment	Total		Average
	principal	with no	with	recorded	Related	recorded	Interest
March 31, 2015	balance	allowance	allowance	investment	allowance	investment	recognized
Legacy Loans:
Real estate loans:
One-to four-family	$2,221,429	$652,411	$1,440,169	$2,092,580	$97,632	$2,176,952	$72,593
Commercial	3,433,669	3,358,447	-	3,358,447	-	3,359,762	157,242
Commercial construction	2,549,027	1,374,530	-	1,374,530	-	1,775,778	-
Commercial business	2,730,393	1,961,074	49,350	2,010,424	730	2,810,816	96,056
Home equity loans	67,924	15,229	-	15,229	-	40,701	112
Consumer	-	-	-	-	-	-	-
	$11,002,442	$7,361,691	$1,489,519	$8,851,210	$98,362	$10,164,009	$326,003

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Credit quality indicators

As part of the ongoing monitoring of the credit quality of the Bank's loan portfolio, management tracks certain credit quality indicators including trends related to the risk grade of loans, the level of classified loans, net charge offs, nonperforming loans, and the general economic conditions in the Bank's market.

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

Special Mention

A special mention loan has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Bank's credit position at some future date. Special mention loans are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the December 31, 2015 and March 31, 2015, balances of classified loans based on the risk grade. Classified loans include Special Mention, Substandard, and Doubtful loans. The Bank had no loans classified as Doubtful or Loss as of December 31, 2015 or March 31, 2015.

	Legacy				Acquired
		Special				Special
December 31, 2015	Pass	Mention	Substandard	Total	Pass	Mention	Substandard	Total

Real estate loans:
One-to four-family	$61,886,947	$2,023,078	$471,360	$64,381,385	$39,317,169	$688,659	$1,691,330	$41,697,158
Commercial	66,957,002	6,174,181	3,329,058	76,460,241	2,712,777	-	212,809	2,925,586
Commercial construction	1,886,203	-	-	1,886,203	1,850,747	-	-	1,850,747
Commercial business	13,257,967	3,576,382	1,739,892	18,574,241	2,683,947	-	-	2,683,947
Home equity loans	12,008,735	43,611	10,583	12,062,929	2,212,783	-	-	2,212,783
Consumer	3,367,363	-	-	3,367,363	1,122,580	38,841	39,384	1,200,805
	$159,364,217	$11,817,252	$5,550,893	$176,732,362	$49,900,003	$727,500	$1,943,523	$52,571,026

Percentage of total loans	90.2%	6.7%	3.1%	100%	94.9%	1.4%	3.7%	100%

	Legacy
		Special
March 31, 2015	Pass	Mention	Substandard	Total

Real estate loans:
One-to four-family	$64,467,025	$1,678,604	$646,515	$66,792,144
Commercial	52,979,048	2,935,904	3,358,446	59,273,398
Commercial construction	1,031,319	-	1,374,530	2,405,849
Commercial business	13,966,656	3,126,880	1,396,067	18,489,603
Home equity loans	12,255,292	-	6,000	12,261,292
Consumer	1,165,476	679	-	1,166,155
	$145,864,816	$7,742,067	$6,781,558	$160,388,441

Percentage of total loans	91.0%	4.8%	4.2%	100%

Impaired loans also include certain loans that have been modified in troubled debt restructurings (TDRs) where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Bank's loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Generally, nonaccrual loans that are modified and considered TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower's sustained repayment performance for a reasonable period, generally six months.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

A summary of TDRs at December 31, 2015 and March 31, 2015 follows:

	Number of
December 31, 2015	contracts	Performing	Nonperforming	Total
Legacy Loans:
Real estate loans:
One-to four-family	7	$1,299,173	$138,801	$1,437,974
Commercial	2	-	3,329,058	3,329,058
Commercial construction	-	-	-	-
Commercial business	2	651,986	-	651,986
Home equity loans	-	-	-	-
Consumer	-	-	-	-
	11	$1,951,159	$3,467,859	$5,419,018

Number of
December 31, 2015	contracts	Performing	Nonperforming	Total
Acquired Loans:
Real estate loans:
One-to four-family	-	$-	$-	$-
Commercial	-	-	-	-
Commercial construction	-	-	-	-
Commercial business	-	-	-	-
Home equity loans	-	-	-	-
Consumer	-	-	-	-
	-	$-	$-	$-

	Number of
March 31, 2015	contracts	Performing	Nonperforming	Total
Legacy Loans:
Real estate loans:
One-to four-family	5	$1,366,132	$74,085	$1,440,217
Commercial	2	3,358,446	-	3,358,446
Commercial construction	-	-	-	-
Commercial business	3	614,358	59,883	674,241
Home equity loans	-	-	-	-
Consumer	-	-	-	-
	10	$5,338,936	$133,968	$5,472,904

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the number of contracts and the dollar amount of TDR’s that were added during the nine month period ended December 31, 2015. The amount shown reflects the outstanding loan balance at the time of the modification. There were no TDR’s that defaulted within twelve months of their restructuring, during the nine month period ended December 31, 2015.

	Number of	Outstanding recorded
Nine months ended December 31, 2015	contracts	investment

Real estate loans:
One-to four-family	2	$20,816
Commercial	-	-
Commercial construction	-	-
Commercial business	-	-
Home equity loans	-	-
Consumer	-	-
	2	$20,816

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

The Bank had the following outstanding commitments and unused lines of credit as of December 31, 2015 and March 31, 2015:

	December 31,	March 31,
	2015	2015

Unused commercial lines of credit	$9,553,136	$8,074,686
Unused home equity lines of credit	16,608,922	15,885,344
Unused consumer lines of credit	31,830	31,876
Residential mortgage loan commitments	59,000	-
Residential construction loan commitments	3,518,556	5,325,095
Commercial construction loan commitments	2,326,285	1,129,681
Home equity loan commitments	-	337,000
Commercial loan commitments	2,065,000	269,000
Standby letters of credit	198,396	50,000

Note 7:     Goodwill and Other Intangible Asset

The Company’s intangible assets (goodwill and core deposit intangible) at December 31, 2015 consists of assets recorded in December 2009 associated with the acquisition of a branch office in Pasadena, Maryland and the acquisition of Fairmount in September 2015. The goodwill is deductible for tax purposes. We evaluate goodwill and other intangible assets for impairment on an annual basis. The core deposit intangible asset is being amortized straight-line over a life of 8 years.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the changes in the net book value of intangible assets for the nine months ended December 31, 2015 and 2014:

		Core deposit
	Goodwill	intangible

Balance March 31, 2014	$2,664,432	$171,333
Amortization expense	-	(25,750)
Balance December 31, 2014	$2,664,432	$145,583

		Core deposit
	Goodwill	intangible
Balance March 31, 2015	$2,664,432	$138,333
Additions (1)	3,814,428	542,540
Amortization expense	-	(38,619)
Balance December 31, 2015	$6,478,860	$642,254

(1) - Additions to intangible assets are related to merger with Fairmount Bancorp, Inc.

 Estimated future amortization expense for amortizing intangibles within the fiscal years ending March 31, are as follows:

Fiscal year ending March 31,	Amount

2016 - remaining 3 months	$23,956
2017	95,817
2018	95,817
2019	95,817
2020	93,484
Thereafter	237,363
$642,254

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

During the second quarter of fiscal 2016, the Company entered into an interest rate swap agreement with a $3.3 million notional amount to convert a fixed rate commercial real estate loan of 3.99% into a variable rate for a term of approximately 10 years. The derivative is designated as a cash flow hedge. The fair value of the derivative instrument was an $81,000 unrealized loss at December 31, 2015.

No gain or loss was recognized in earnings for the nine months ended December 31, 2015 related to the interest rate swap. The Company posted $290,000 under collateral arrangements as of December 31, 2015 to satisfy collateral requirements associated with the interest rate swap contract.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Note 9:     Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively:

	December 31, 2015		March 31, 2015
	Amount	% of Total	Amount	% of Total
Savings	$32,352,494	11%	$16,933,011	8%
Noninterest-bearing checking	22,332,169	8%	16,652,771	7%
Interest-bearing checking	13,544,701	5%	11,003,370	5%
Money market accounts	28,983,627	10%	28,033,238	13%
Time deposits	191,447,521	66%	149,696,502	67%
	$288,660,512	100%	$222,318,892	100%
Premium on deposits asssumed	380,773		-
Total deposits	$289,041,285		$222,318,892

Note 10:     Lines of Credit and Federal Home Loan Bank Advances

The Bank may borrow up to $5,000,000 from a correspondent bank under a secured federal funds line of credit and $1,000,000 under an unsecured federal funds line of credit. The Bank would be required to pledge investment securities to draw upon the secured line of credit. There were no borrowings under these lines of credit at December 31, 2015 and March 31, 2015.

Borrowings consist of advances from the Federal Home Loan Bank (FHLB). The Bank may borrow up to 20 percent of its assets under a line of credit agreement with the FHLB. Advances under the line of credit are secured by investments and certain loans owned by the Bank. As of December 31, 2015 and March 31, 2015, the Bank had $55,070,600 and $50,140,000 respectively, of available credit from the FHLB. Advances would be limited by the balance of investment securities and loans available for pledge. As a condition of obtaining the line of credit from the FHLB, the FHLB also requires the Bank purchase shares of capital stock in the FHLB. Information relating to borrowings at December 31, 2015 and March 31, 2015 is presented below.

	December 31, 2015			March 31, 2015
	Amount	Rate	Maturity Date	Amount	Rate	Maturity Date
FHLB advance	2,000,000	0.43%	3/3/2016	$2,000,000	0.21%	6/3/2015
FHLB advance	2,000,000	0.43%	6/3/2016	2,000,000	0.28%	9/3/2015
FHLB advance	2,000,000	0.60%	9/6/2016	2,000,000	0.43%	3/3/2016
FHLB advance	1,500,000	0.75%	3/31/2017	-
FHLB advance	1,000,000	4.24%	7/31/2017	-
FHLB advance	1,000,000	4.01%	8/21/2017	-
FHLB advance	1,000,000	0.91%	8/31/2017	-
FHLB advance	1,500,000	3.23%	11/24/2017	-
FHLB advance	1,500,000	3.40%	11/27/2017
FHLB advance	1,000,000	2.60%	7/2/2018	-
FHLB advance	1,000,000	3.05%	7/3/2018	-
FHLB advance	1,000,000	2.60%	10/2/2018	-
	16,500,000			6,000,000
Premium on borrowings assumed	347,192			-
Total borrowings	$16,847,192			$6,000,000

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

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

Under the revised prompt corrective action requirements, as of January 1, 2015, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8%; (3) a total risk-based capital ratio of 10% and (4) a Tier 1 leverage ratio of 5%. As of December 31, 2015, the Bank met all capital adequacy requirements under the Basel III Capital Rules to be considered “well capitalized” under prompt corrective action rules.

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

The following table presents actual and required capital ratios as of December 31, 2015 and March 31, 2015 for Hamilton Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of January 1, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital		To be well
	Actual		Required - Basel III		Required - Basel III		capitalized (1)
			Phase-In Schedule		Fully Phased-In
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)		(dollars in thousands)
December 31, 2015

Common equity tier 1 capital (to risk-weighted assets)	$44,578	18.73%	$10,709	4.50%	$16,658	7.00%	$15,469	6.50%
Total risk-based capital (to risk-weighted assets)	46,636	19.60%	19,038	8.00%	24,988	10.50%	23,798	10.00%
Tier 1 capital (to risk-weighted assets)	44,578	18.73%	14,279	6.00%	20,228	8.50%	19,038	8.00%
Tier 1 capital (to adjusted total assets)	44,578	12.60%	14,155	4.00%	14,155	4.00%	17,694	5.00%

March 31, 2015

Common equity tier 1 capital (to risk-weighted assets)	$44,187	24.37%	$8,160	4.50%	$12,694	7.00%	$11,787	6.50%
Total risk-based capital (to risk-weighted assets)	45,910	25.32%	14,508	8.00%	19,041	10.50%	18,134	10.00%
Tier 1 capital (to risk-weighted assets)	44,187	24.37%	10,881	6.00%	15,414	8.50%	14,508	8.00%
Tier 1 capital (to adjusted total assets)	44,187	15.82%	11,168	4.00%	11,168	4.00%	13,960	5.00%

(1) - Under prompt corrective action

Tier 1 capital consists of total shareholders’ equity less goodwill and intangible assets. Total capital includes a limited amount of the allowance for loan losses and a portion of any unrealized gain on equity securities. In calculating risk-weighted assets, specified risk percentages are applied to each category of asset and off-balance-sheet items.

Failure to meet the capital requirements could affect, among other things, the Bank's ability to accept brokered deposits and may significantly affect the operations of the Bank.

In its regulatory report filed as of December 31, 2015, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. Management is not aware of any events that would have caused this classification to change. Management has no plans that should change the classification of the capital adequacy.

Note 12:     Stock Based Compensation

In November 2013, the Company’s shareholders approved a new Equity Incentive Plan (the “2013 Equity Incentive Plan’’). The 2013 Equity Incentive Plan allows for up to 148,120 shares to be issued to employees, executive officers or Directors in the form of restricted stock, and up to 370,300 shares to be issued to employees, executive officers or Directors in the form of stock options. At December 31, 2015, there were 81,900 restricted stock awards issued and outstanding and 219,650 stock option awards granted under the 2013 Equity Incentive Plan.

Stock Options:

Under the above plan, the exercise price for stock options is the market price at date of grant. The maximum option term is ten years and the options granted shall vest in five equal annual installments of 20% with the first installment becoming exercisable on the first anniversary of the date of grant, or February 3, 2015, and succeeding installments on each anniversary thereafter, through February 3, 2019. The Company plans to issue new shares to satisfy share option exercises. The total cost that has been incurred for the stock option plan was $52,302 and $156,907 for the three and nine months ended December 31, 2015 and $55,709 and $156,907 for the three and nine months ended December 31, 2014, respectively.

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

2015
Risk free interest rate	2.07%
Expected term (years)	7.0
Expected stock price volatility	27.30%
Dividend yield	0.00%

A summary of stock option activity for the nine months ended December 31, 2015 is as follows:

Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
Nine Months Ended December 31, 2015:	Shares	Price	Term (in years)
Outstanding at beginning of period	219,650	$13.85	8.8
Granted	-	-	-
Exercised	-	-	-
Forfeited, exchanged or expired	-	-	-
Outstanding at end of year	219,650	$13.85	8.1

Vested at end of year	43,930	$13.85	8.1

As of December 31, 2015 there was $645,062 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.1 years. The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $14.26 at December 31, 2015, the options outstanding had an intrinsic value of $90,057.

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

A summary of changes in the Company’s nonvested shares for the year is as follows:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at April 1, 2015	66,500	$13.76
Granted	400	14.00
Vested	-	-
Forfeited	-	-
Nonvested at December 31, 2015	66,900	$13.76

The Company recorded restricted stock awards expense of $56,427 and $168,999 during the three and nine months ended December 31, 2015 and $51,938 and $154,775 during the three and nine months ended December 31, 2014. As of December 31, 2015, there was $712,943 of total unrecognized compensation cost related to nonvested shares granted under the 2013 stock incentive plan. The cost is expected to be recognized over a weighted-average period of 3.2 years.

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Fair value measurements on a recurring basis

Securities available for sale – If quoted prices are available in an active market for identical assets, securities are classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. As of December 31, 2015 and March 31, 2015, the Bank has categorized its investment securities available for sale as follows:

	Level 1	Level 2	Level 3
	inputs	inputs	inputs	Total

December 31, 2015

U.S. government agencies	$-	$14,759,466	$-	$14,759,466
Municipal bonds	-	2,796,650	-	2,796,650
Corporate bonds	-	1,863,032	-	1,863,032
Mortgage-backed	-	58,197,129	-	58,197,129
Total investment securities available for sale	$-	$77,616,277	$-	$77,616,277

	Level 1	Level 2	Level 3
	inputs	inputs	inputs	Total
March 31, 2015

U.S. government agencies	$-	$17,311,947	$-	$17,311,947
Municipal bonds		2,317,130		2,317,130
Corporate bonds	-	1,953,264	-	1,953,264
Mortgage-backed	-	71,357,410	-	71,357,410
Total investment securities available for sale	$-	$92,939,751	$-	$92,939,751

Fair value measurements on a nonrecurring basis

Impaired Loans - The Bank has measured impairment generally based on the fair value of the loan's collateral. Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of December 31, 2015 and March 31, 2015, the fair values consist of loan balances of $9,575,421 and $8,851,210 that have been written down by $79,301 and $98,362, respectively, as a result of specific loan loss allowances.

Foreclosed real estate – The Bank's foreclosed real estate is measured at fair value less estimated cost to sell. As of December 31, 2015 and March 31, 2015, the fair value of foreclosed real estate was estimated to be $443,015 and $455,575, respectively. Fair value was determined based on offers and/or appraisals. Cost to sell the assets was based on standard market factors. The Company has categorized its foreclosed assets as Level 3.

	Level 1	Level 2	Level 3
	inputs	inputs	inputs	Total
December 31, 2015

Impaired loans	$-	$-	$9,496,120	$9,496,120
Foreclosed real estate	-	-	443,015	443,015
Total impaired loans and foreclosed real estate	$-	$-	$9,939,135	$9,939,135

	Level 1	Level 2	Level 3
	inputs	inputs	inputs	Total
March 31, 2015

Impaired loans	$-	$-	$8,752,848	$8,752,848
Foreclosed real estate	-	-	455,575	455,575
Total impaired loans and foreclosed real estate	$-	$-	$9,208,423	$9,208,423

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes changes in foreclosed real estate for the nine months ended December 31, 2015, which is measured on a nonrecurring basis using significant unobservable, level 3, inputs.

Balance, March 31, 2015	$455,575
Transfer to foreclosed real estate	20,000
Proceeds from sale of foreclosed real estate	(31,752)
Loss on sale of foreclosed real estate	(808)
Balance, December 31, 2015	$443,015

The remaining financial assets and liabilities are not reported on the balance sheets at fair value on a recurring basis. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	December 31, 2015		March 31, 2015
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Financial assets
Level 1 inputs
Cash and cash equivalents	$29,248,469	$29,248,469	$16,643,888	$16,643,888

Level 2 inputs
Loans held for sale	155,456	160,733	581,139	591,670
Federal Home Loan Bank stock	1,038,700	1,038,700	522,700	522,700
Bank-owned life insurance	12,624,031	12,624,031	12,359,969	12,359,969

Level 3 inputs
Certificates of deposit held as investment	3,974,044	3,917,289	-	-
Loans receivable, net	226,313,352	228,733,415	158,594,958	160,612,436

Financial liabilities
Level 1 inputs
Advance payments by borrowers for taxes and insurance	523,482	523,482	619,028	619,028

Level 3 inputs
Deposits	289,041,285	289,521,216	222,318,892	222,880,492
Borrowings	16,847,192	17,172,439	6,000,000	5,999,250

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

The fair value of certificates of deposit held as investments is estimated based on interest rates currently offered for borrowings of similar remaining maturities.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance, and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government, legislative and regulatory changes, the quality and composition of the loan and investment securities portfolio, loan demand, deposit flows, competition, and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in Part II, Item 1A of this form 10-Q and Item 1A of Hamilton Bancorp, Inc.’s Annual Report on Form 10-K filed June 26, 2015 with the Securities and Exchange Commission under the sections titled “Risk Factors”. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

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

Founded in 1915 and recently celebrating its 100th year anniversary, the Bank is a community-oriented financial institution, dedicated to serving the financial service needs of consumers and businesses within its geographic area, which consists of Baltimore City, Baltimore County, and Anne Arundel County in Maryland. We offer a variety of deposit products and provide loans secured by real estate located in our market area. Our real estate loans consist primarily of one-to four-family mortgage loans, as well as commercial real estate loans, and home equity loans and lines of credit. We also offer commercial term and line of credit loans and, to a limited extent, consumer loans. We currently operate out of our corporate headquarters in Towson, Maryland and our five full-service branch offices located in Baltimore City, Cockeysville, Towson, Rosedale and Pasadena, Maryland. The Bank is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, its primary federal regulator, and the Federal Deposit Insurance Corporation, its deposit insurer. The Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System.

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

Summary of Recent Performance and Other Activities

The Company and its wholly owned subsidiary, Hamilton Bank, continued to show improvement in core earnings (earnings that exclude merger and acquisition costs) and net interest margin, as well as loan growth and consistent asset quality during the three and nine months ending December 31, 2015 compared to the same period a year ago. The Company has been able to reduce the amount of the provision for loan loss over the first nine months of fiscal 2016 to $190,000 compared to $345,000 in the same period of fiscal 2015 as a result of more recoveries. Net interest income improved $1.1 million during the first nine months of fiscal 2016 compared to the same period a year ago as the Company continued to show strong loan demand, closed on its acquisition of Fairmount Bancorp, Inc. (“Fairmount”) and worked towards reducing our cost of funds. The Company was able to increase its non-interest revenue through the nine months ending December 31, 2015 compared to the same period a year ago due to the relocation of our Towson branch to the administrative offices and subsequent sale of the building in the first quarter, which generated a gain on sale of $407,000. Finally, non-interest expense increased $995,000 in the nine months ending December 31, 2015 compared to the same period a year ago. That increase was due to $828,000 in expenses relating to the acquisition of Fairmount and the execution of a definitive agreement to acquire Fraternity Community Bancorp, Inc. (“Fraternity”), along with the additional expenses associated with operating as a larger institution. Management has diligently worked at monitoring and improving efficiencies to reduce our overall operating expenses and improve our efficiency ratio going forward.

The following highlights contain additional financial data and events that have occurred during the three and nine months ended December 31, 2015:

●

Hamilton Bancorp successfully completed the acquisition of Fairmount in September 2015. The acquisition, along with organic loan growth, is primarily responsible for increasing our asset size $77.2 million, or 26.5%, from $291.0 million at March 31, 2015 to $368.3 million at December 31, 2015. The cost incurred to complete the Fairmount acquisition was approximately $503,000.

●

In October 2015, the Company completed its due diligence and entered into a definitive agreement to acquire Fraternity. During the most recent quarter, the Company completed and submitted its regulatory applications. The Company is currently awaiting both regulatory and Fraternity shareholder approval for the potential acquisition. The cost incurred year-to-date to complete our due diligence, reach a definitive agreement and submit our regulatory application for this acquisition is $326,000.

●

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

●

Net interest income for the third quarter ending December 31, 2015 was $2.7 million, an increase of $805,000 or 42 percent from $1.9 million for the same period a year ago. As a result, the net interest margin increased 37 basis points to 3.24 percent, compared to 2.87 percent for the same quarter last year. This increase is primarily related to the Company’s successful acquisition of Fairmount.

●

For the three and nine months ended December 31, 2015, the Company reported net losses of $127,000 and $210,000 (loss of $0.04 and $0.07 per common share), respectively, compared to net income of $78,000 and a net loss of $173,000 (earnings of $0.02 and loss of $0.05 per common share) for the same periods in 2014. The comparative results are materially affected by the impact of merger related expenses, which are not tax deductible, and the sale of our Towson branch in fiscal 2016. To illustrate, excluding the $828,000 in merger related costs and the $407,000 gain on sale of our Towson branch in fiscal 2016 as compared to fiscal 2015 would result in adjusted net income and basic earnings per share as follows:

	Three months ended			Nine months ended
	December 31,			December 31,
	2015	2014	Difference	2015	2014	Difference
	(dollars in thousands)			(dollars in thousands)
Reported pre-tax income (loss)	$107	$98	$9	$115	$(405)	$520

Add: Merger related expenses	197	-	197	828	-	828

Less: Gain on Sale of branch	-	-	-	(407)	-	(407)

Adjusted pre-tax income	304	98	206	536	(405)	941

Income tax expense (benefit)	234	21	213	325	(232)	557
						-
Tax adjustment	(78)	-	(78)	(166)	-	(166)

Adjusted net income (loss)	$148	$78	$71	$377	$(173)	$550

Adjusted basic earnings (loss) per common share	$0.05	$0.02	$0.03	$0.12	$(0.05)	$0.17

- The non-GAAP financial measures shown above should not be viewed as a substitute for net income (loss) or earnings (loss) per share in accordance with GAAP

●

Total loans at December 31, 2015 increased 44.4% year over year, including $52.6 million or 33.1% of growth in loans acquired through the Fairmount acquisition and $18.0 million, or 11.3%, of growth internally.

●

Organic loan growth for the quarter ending December 31, 2015 included a net increase in commercial loans of $6.2 million, or 6.3%, as we re-balance our loan portfolio from residential to commercial loans. Since March 31, 2015 our commercial loan portfolio has increased $24.2 million, or 30.2%

●

Deposit account balances increased $5.7 million, or 2.0%, to $288.7 million at December 31, 2015 compared to $283.0 million in the prior quarter ending September 30, 2015, including an increase of 7.8% or $2.6 million in noninterest-bearing and interest-bearing checking account balances.

●

Non-performing loans to total loans increased to 2.25% as of December 31, 2015, from 1.30 percent last quarter and 1.71 percent a year ago. The increase in the most recent period is due to one commercial real estate relationship totaling $3.3 million that was placed on non-accrual in accordance with regulatory guidelines. The borrower was previously classified as a Troubled Debt Restructure (“TDR”) and continues to make interest only payments as agreed.

●

Net recoveries for the first nine months of fiscal 2016 were $136,000, or 0.07% of average loans, compared to $167,000 in net charge-offs, or 0.11 percent of average loans, for the same nine months a year ago. The Company had loan recoveries in the most recent quarter of $304,000, including a $237,000 recovery on a commercial construction note that was sold.

●

As a result of $304,000 in recoveries during the quarter ending December 31, 2015, the Company only recorded loan loss provisions of $70,000 during that period. Loan loss provisions for the nine months ended December 31, 2015 totaled $190,000 compared to $345,000 for the same period a year ago. The decrease in loan loss provisions is attributable to improved asset quality associated with our legacy loans, which are loans other than those acquired in the Fairmount acuisition.

●	The Company’s book value per common share was $17.74 at December 31, 2015.

●	The Company maintained strong liquidity and at December 31, 2015 the Bank was deemed “well capitalized” under federal regulations.

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

We identified several strategic priorities that we focused on throughout the 2016 fiscal year. Those priorities included the following core areas:

●

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

●

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

●

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

Based on our impairment testing as of February 2015, there was no evidence of impairment of the Company’s goodwill or intangible assets.

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

Comparison of Financial Condition at December 31, 2015 and March 31, 2015

Assets. Total assets increased $77.2 million, or 26.5%, to $368.3 million at December 31, 2015 from $291.0 million at March 31, 2015. The increase is attributable to $74.3 million in identifiable assets acquired in the Fairmount acquisition, along with $4.3 million in intangible assets that were created, offset by $14.2 million in cash paid to fund the acquisition.

Cash and Cash Equivalents. Cash and cash equivalents increased by $12.6 million, or 75.7%, to $29.2 million at December 31, 2015 from $16.6 million at March 31, 2015. The increase in cash is derived from both growth in our deposit base and a decrease in our investment portfolio due to several security sales and natural attrition. During the third quarter of fiscal 2016, we began increasing our cash balances in anticipation of funding the $24.0 million cash purchase of Fraternity that is expected to close in the first quarter of fiscal 2017.

Certificates of Deposit Held as Investment. As part of the acquisition of Fairmount, Hamilton acquired $4.5 million in certificates of deposit that are held as investments. At December 31, 2015, this balance equaled $4.0 million. These certificates of deposit consist of individual amounts that are less than $250,000 and fully insured by the FDIC. The weighted average term of the portfolio is 1.85 years.

Investment Securities. Our investment portfolio consists primarily of investment grade securities including U.S. government agency and government-sponsored entity securities, securities issued by states, counties and municipalities, corporate bonds, and mortgage-backed securities. At December 31, 2015, all securities are classified as available for sale. While we usually intend to hold investment securities until maturity, this classification provides us the opportunity to divest of securities that may no longer meet our liquidity objectives. During the third quarter of fiscal 2016, we did sell $5.0 million in securities at a gain of $20,000 and did not purchase any securities over the first three quarters of fiscal 2016.

Investment securities decreased $15.3 million, or 16.5%, to $77.6 million at December 31, 2015, from $92.9 million at March 31, 2015. The decrease resulted from $13.5 million in monthly principal pay-downs associated with government sponsored collaterized mortgage obligations and mortgage-backed securities, as well as $10.0 million in securities that have been sold during the first nine months of fiscal 2016, partially offset by the $9.7 million in securities that were acquired in the Fairmount acquisition. The fair value of the investment portfolio decreased $759,000 from an unrealized loss position of $498,000 at March 31, 2015 to an unrealized loss position of $1.3 million at December 31, 2015. The decrease in fair value of the investment portfolio is a result of the increase in interest rates over the past nine months.

We have evaluated securities with unrealized losses for an extended period of time and determined that these losses are temporary because, at this point in time, we have the ability to hold them until maturity. Currently, we have no intent to sell these securities, however, if market conditions or funding needs change, we may sell securities if needed. As the maturity date moves closer and/or interest rates decline, we expect that any unrealized losses in the portfolio will decline or dissipate. As a result, we have not identified any portion of the unrecorded loss as being attributed to credit deterioration in the issuer of the security.

Loans. Gross loans, excluding loans held for sale and loan origination fees and costs, increased by $68.9 million, or 43.0%, to $229.3 million at December 31, 2015 from $160.4 million at March 31, 2015. The following table details the composition of loans and the related percentage mix and growth of total loans:

	December 31, 2015				March 31, 2015		Year-To-Date Growth
				Percent		Percent
	Legacy	Acquired	Total	of Total	Amount	of Total	Amount	Percent
Real estate loans:
One-to four-family:
Residential	$46,675,990	$22,988,263	$69,664,253	30%	$49,864,923	31%	$19,799,330	40%
Residential construction	5,196,931	1,616,661	6,813,592	3%	3,955,702	2%	2,857,890	72%
Investor	12,508,464	17,092,234	29,600,698	13%	12,971,519	8%	16,629,179	128%
Commercial	76,460,241	2,925,586	79,385,827	35%	59,273,398	36%	20,112,429	34%
Commercial construction	1,886,203	1,850,747	3,736,950	2%	2,405,849	1%	1,331,101	55%
Total real estate loans	142,727,829	46,473,491	189,201,320	83%	128,471,391	79%	60,729,929	47%
Commercial business	18,574,241	2,683,947	21,258,188	9%	18,489,603	12%	2,768,585	15%
Home equity loans	12,062,929	2,212,783	14,275,712	6%	12,261,292	8%	2,014,420	16%
Consumer	3,367,363	1,200,805	4,568,168	2%	1,166,155	1%	3,402,013	292%
Total loans	$176,732,362	$52,571,026	$229,303,388	100%	$160,388,441	100%	$68,914,947	43%

The Bank continues to focus on growing both commercial real estate and commercial business loans as these loans offer higher rates of return and shorter maturity period than typical retail lending. Excluding the loans acquired in the Fairmount acquisition (as shown in the table above), the largest increase in loans over the first nine months of fiscal 2016 is a $17.2 million, or 29.0%, increase in commercial real estate loans from $59.3 million at March 31, 2015 to $76.5 million at December 31, 2015. Commercial business loans grew slightly, increasing $85,000, or 0.5%, to $18.6 million at December 31, 2015 from $18.5 million at March 31, 2015. The Bank continues to see the benefits of our new commercial lending platform that has been restructured with new personnel and improved underwriting and monitoring procedures from both an origination and credit quality perspective.

A large portion of the loans acquired in the Fairmount acquisition were one-to four-family residential (including residential construction) and investor real estate loans. Investor real estate loans are loans that we make to investors for the purchase or refinance of non-owner occupied one- to four-family properties. These loans make up $41.7 million, or 79.3%, of the $52.6 million in acquired loans as of December 31, 2015. Excluding the purchase of these loans, these loan types actually decreased $2.4 million from $66.8 million at March 31, 2015 to $64.4 million at December 31, 2015 as these loans paid down, prepaid or refinanced. The Bank continues to originate traditional one-to four-family residential loans and sell them in the secondary market at a premium in order to manage interest rate risk in a rising rate environment. Beginning in fiscal 2015, the Bank began to promote its one- to four-family residential construction lending program. During the first nine months of fiscal 2016, the Bank has originated roughly $8.0 million in residential construction loans, including $1.2 million in the last quarter. As a result, at December 31, 2015 we had $10.0 million in residential construction commitments, including those acquired in the Fairmount acquisition, of which $6.8 million in funds have been advanced compared to $7.1 million in residential construction commitments at March 31, 2015 of which $4.0 million in funds had been advanced. The construction period on residential homes is typically nine to twelve months, at which time Hamilton Bank is often repaid through permanent financing by a third party.

In addition to the organic growth within the commercial portfolio, the Bank also saw strong growth in consumer loans. Consumer loans overall grew by $3.4 million, or 292%, from $1.2 million at March 31, 2015 to $4.6 million at December 31, 2015. That growth is attributable to the purchase of an automobile loan portfolio for $2.8 million in the first quarter from another financial institution and nearly $1.3 million in mobile home loans acquired in the Fairmount acquisition. These purchases have enabled the Bank to further diversify its loan portfolio and generate additional interest income.

Deposits. Total deposits increased $66.7 million, or 30.0%, to $289.0 million at December 31, 2015 from $222.3 million at March 31, 2015, including $52.0 million in deposits assumed in the Fairmount acquisition. The Bank continues to focus on generating lower cost core deposits (which we consider to be all deposits other than certificates of deposit), as well as concentrate on both increasing and maintaining our maturing certificates of deposits. With the Fairmount acquisition, core deposits increased $24.6 million to $97.2 million at December 31, 2015 compared to $72.6 million at March 31, 2015. The increase in core deposits over the past nine months consisted of a $15.4 million, or 91.1%, increase in savings accounts to $32.4 million, an $8.2 million, or 29.7%, increase in checking accounts to $35.9 million, and a $950,000 increase in money market accounts.

The growth in core deposits was matched by similar growth in time deposits. Time deposits increased $41.8 million, or 27.9%, from $149.7 million at March 31, 2015 to $191.4 million at December 31, 2015, including $33.3 million in certificates assumed in the Fairmount acquisition. As loan demand has increased, our strategy has changed with respect to certificates of deposit as we are now trying to maintain our current certificate of deposit base and attract new certificates of deposits through various promotions.

Borrowings. Borrowings consist of short and long-term credit borrowings from the Federal Home Loan Bank (FHLB). At December 31, 2015, the Company had $16.8 million in FHLB borrowings outstanding compared to $6.0 million at the beginning of the year. The increase over the first nine months of fiscal 2016 is attributable to $10.8 million in FHLB borrowings assumed in the Fairmount acquisition. These borrowings were longer term borrowings and are coming due in one to three years and carry rates of 0.8% to 4.2%. As a result of these higher rates, we were able to record a discount of $389,000 when accounting for the borrowings at fair value at acquisition. At December 31, 2015 the discount is at $347,000. The accretion of this discount will offset the higher rate of these borrowings. These obligations are secured by our home equity loan portfolio and a portion of our one-to four-family residential loan portfolio. At December 31, 2015, we had the ability to borrow approximately $55.1 million more from the FHLB, subject to our pledging sufficient assets.

Equity. Total equity decreased $157,000, or (0.3%), to $60.6 million at December 31, 2015 from $60.8 million at March 31, 2015. Overall equity remained relatively the same despite the acquisition of Fairmount due to the deal being an all cash transaction. The decrease reflected in equity was attributable to the $210,000 net loss reported year-to-date and a $460,000 decrease in accumulated other comprehensive income (loss) associated with a decrease in the fair value of the investment portfolio due to increasing interest rates over the first three quarters of fiscal 2016. These decreases were partially offset by the $364,000 increase in additional paid in capital primarily associated with the expense derived from equity awards granted in prior periods and $148,000 increase in unearned ESOP shares from the release of shares to employees. The Company’s book value per share was $17.74 at December 31, 2015.

Comparison of Asset Quality at December 31, 2015 and March 31, 2015

The Bank’s asset quality remains a primary focus of management and the Board of Directors. Nonperforming assets at December 31, 2015, were $5.6 million, an increase of $2.9 million from March 31, 2015 and a $2.2 million increase from December 31, 2014. Nonperforming assets to total assets also increased from 0.93% at March 31, 2015 to 1.52% at December 31, 2015. Nonperforming assets for the respective periods were as follows:

	At	At	At
	December 31, 2015	March 31, 2015	December 31, 2014
	(dollars in thousands)

Nonaccruing loans	$5,168	$2,255	$2,710
Accruing loans delinquent more than 90 days	-	-	-
Foreclosed real estate	443	456	677
Total nonperforming assets	$5,611	$2,711	$3,387

Asset Quality Ratios:
Nonperforming loans to gross loans	2.25%	1.41%	1.71%
Nonperforming assets to total assets	1.52%	0.93%	1.17%
Net charge-offs (annulaized) to average loans	-0.09%	0.18%	0.15%

Included in nonperforming loans are accruing loans delinquent more than 90 days. These loans represent loans that are on accrual status and paying under the contractually agreed upon terms of the note, however, such loans are 90 days past their contractual maturity date, and therefore reported as nonperforming.

Nonaccrual loans increased $2.9 million, or 129.2%, to $5.2 million at December 31, 2015 compared to $2.3 million at March 31, 2015. The large increase in non-accrual loans is attributable to one commercial real estate relationship totaling $3.3 million that was placed on non-accrual in October 2015 due to legal issues and the concern of collectability. The borrower was previously and still is classified as a Troubled Debt Restructure (“TDR”) and continues to make interest only payments as agreed, which are being applied to principal accordingly. There was no anticipated loss as of December 31, 2015. The borrower has filed for bankruptcy and is preparing a re-organization plan. The Bank will continue to evaluate the collectability of the loan. Management is working with the borrower to sell the underlying collateral and pay-off the loan.

Nonperforming loans include $3.7 million in loans that were added to nonaccrual over the past nine months, including the $3.3 million in commercial real estate loans already noted, and $995,000 in nonaccrual loans that were acquired as part of the Fairmount acquisition, all of which are one-to four-family investor loans. The increase in nonaccrual loans was partially offset by $92,000 in charge-offs and $1.7 million in proceeds from loan payments and/or sale of collateral, including a $1.3 million commercial construction note that was sold in the third quarter of fiscal 2016. The Company was able to recognize a recovery of $237,000 on the sale of that nonperforming loan after previously charging off $1.0 million in March 2014.

Nonaccrual loans at December 31, 2015, include two commercial loan relationships totaling $3.4 million, one of which is the $3.3 million commercial real estate relationship discussed earlier and the second is a commercial term loan that we are awaiting pay-off for from the Small Business Administration (“SBA”). The remaining $1.7 million balance of nonaccrual loans is primarily associated with one- to four-family residential mortgage loans, including non-owner occupied investor loans.

Foreclosed real estate decreased $13,000 from $456,000 at March 31, 2015 to $443,000 at December 31, 2015. Two of the three properties making up foreclosed real estate at March 31, 2015 were disposed of during the second quarter at a slight loss. These properties were one-to four-family residential properties in which the Bank held a minor participation interest. The remaining property as of December 31, 2015 represents semi-developed land in the amount of $443,000. Originally, the Bank was only a participant in this credit and not the lead lender. Recently, however, the Bank has been able to obtain the servicing rights to this loan and is in the process of actively marketing the sale of the property.

The Bank recorded a $190,000 provision for loan loss through the third quarter of fiscal 2016 compared to a $345,000 provision for loan loss for the same period a year ago. The lower provision was deemed appropriate due to improved asset quality, fewer charge-offs and increased recoveries. The allowance for loan losses at December 31, 2015 totaled $2.0 million, or 0.88% of total gross loans, compared to $1.7 million, or 1.05% of total gross loans, at March 31, 2015. This decrease in percentage is related to the increase in overall loan balances associated with the Fairmount acquisition in September 2015. As outlined in Footnote 3 to our financial statements, loans acquired in an acquisition are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses. We continue to monitor and manage the acquired loan portfolio to determine if additional provisions are necessary in relation to the estimated fair value placed on those loans as determined by management.

The activity in the allowance for loan losses for the nine month period ending December 31, 2015 includes $279,000 in charge-offs, offset by $414,000 in recoveries and a $190,000 provision for loan losses. We currently review the adequacy of the allowance for loan losses on a monthly basis and are proactively managing problem assets. Based upon our analysis, we believe this allowance appropriately reflects the inherent risk of loss in our loan portfolio at December 31, 2015. We estimate the allowance for loan losses within a range based upon our historical charge-off history and certain environmental factors.

Results of Operations for the Three Months Ended December 31, 2015 and 2014 (unaudited)

General. Net loss available to common shareholders was $127,000 or $(0.04) per basic and diluted common share for the three month period ended December 31, 2015 compared to net income available to common shareholders of $78,000 or $0.02 per basic and diluted common share for the same period in fiscal 2015, a decline of $205,000 in earnings. The decrease in net results of operations resulted primarily from a $195,000 increase in the provision for loan loss, a $586,000 increase in noninterest expense, and a $214,000 increase in income tax expense, partially offset by an $806,000 increase in net interest income.

Net Interest Income. Net interest income increased $806,000, or 42.0%, to $2.7 million for the three months ended December 31, 2015 compared to $1.9 million for the three months ended December 31, 2014. The increase in net interest income was due to an $887,000 increase in interest revenue, partially offset by an $82,000 increase in interest expense. The increase in interest revenue was due to an increase in the average balance of interest-earning assets, particularly higher yielding loans, as well as an increase in average yield on interest-earning assets. The average balance in interest-earning assets increased $69.1 million, or 25.8%, for the quarter ended December 31, 2015 compared to the same period in fiscal 2015, while the average yield increased 34 basis points from 3.49% for the quarter ended December 31, 2014 to 3.83% for the quarter ended December 31, 2015. Over this period, the Bank was able to increase the average balance of higher interest-earning assets, particularly loans due to organic growth and the acquisition of Fairmount, while lowering the average balance of lower yielding investment securities.

The increase in the average balance of interest-earning assets for the quarter ended December 31, 2015 was offset by a $69.3 million increase in the average balance of interest-bearing liabilities for the same period. The increase is attributable to deposits acquired in the Fairmount acquisition, as well as management’s focus on increasing our deposit base to fund organic loan growth. The average cost of interest-bearing liabilities for the comparative periods declined 7 basis points from 0.77% for the quarter ended December 31, 2014 to 0.70% for the quarter ended December 31, 2015. Our net interest margin increased 37 basis points from 2.87% for the three months ended December 31, 2014 to 3.24% for the three months ended December 31, 2015.

Interest Revenue. Interest revenue increased $887,000, or 38.0% to $3.2 million during the three months ended December 31, 2015 compared to the three months ended December 31, 2014, as a result of increases in interest and fees on loans, partially offset by a decrease in revenue from investment securities.

Interest and fees on loans increased $978,000, or 53.5%, to $2.8 million for the three months ended December 31, 2015, compared to $1.8 million for the three months ended December 31, 2014. The increase in interest and fees on loans is due to a $78.0 million increase in the average balance of net loans from $145.1 million for the three months ended December 31, 2014 to $223.1 million for the three months ended December 31, 2015. The increase in average loans is attributable to our new commercial lending platform and staff that was put in place at the beginning of fiscal 2015, as well as the increase in loans associated with the Fairmount acquisition that was completed in the middle of September 2015. The average yield earned on loans remained relatively unchanged, decreasing 1 basis point from 5.04% for the three months ended December 31, 2014 to 5.03% for the three months ending December 31, 2015. The current quarter yield of 5.03% is an increase from last quarter’s yield of 4.76% as a result of the acquisition of the higher yielding Fairmount loan portfolio. We continue to experience a competitive, low interest rate environment in today’s market.

Interest revenue on investment securities decreased $104,000 to $396,000 during the three months ended December 31, 2015 from $500,000 during the three months ended December 31, 2014. The average balance of investment securities decreased by $21.1 million, or 20.2%, to $83.6 million during the three months ended December 31, 2015 from $104.7 million during the same period last year, while the average yield decreased from 1.91% to 1.89%. The largest decrease in investment securities was in mortgage-backed securities, which declined $18.9 million to $61.2 million during the three months ended December 31, 2015 from $80.1 million during the same period last year. The proceeds from the decrease in mortgage-backed securities have been used to fund the increase in the average loans associated with organic growth over the same period, as well as to assist in building up cash reserves in anticipation of the $24 million, all cash acquisition of Fraternity.

Interest Expense. Interest expense increased $82,000, or 19.7%, to $496,000 for the three months ended December 31, 2015 compared to $415,000 for the same period in fiscal 2015, due to the increase in the average balance of both interest bearing deposits and borrowings. Average interest bearing deposits increased $52.9 million, or 24.8%, to $266.4 million for the three months ended December 31, 2015 from $213.5 million for the three months ended December 31, 2014. The average rate on interest bearing deposits declined from 0.77% for the three months ended December 31, 2014 to 0.69% for the three months ended December 31, 2015. A significant portion of our time deposits have already repriced in today’s low interest rate environment, as a result, the increase in interest expense is more attributable to the increase in average balances than to interest rates.

For the three month period ended December 31, 2015, average interest-bearing deposit balances increased for all types of deposits when compared to the same period last year as a result of the Fairmount acquisition and promotional efforts to raise funds for new loan growth. The largest increase in average interest-bearing deposits was in certificates of deposits, which increased $30.2 million, or 19.1%. The average rate on certificates of deposit declined from 1.02% for the three month period ending December 31, 2014 to 0.92% for the three month period ending December 31, 2015, offsetting some of the increase in interest expense associated with the increase in the average balances. Despite the growth in certificates of deposits, we continue to focus on increasing core interest bearing deposits (deposits other than certificates of deposit) through the efforts of our cash management and financial services team. As a result of these efforts and the deposits assumed in the Fairmount acquisition, core interest bearing deposits increased $22.7 million, or 40.9%, to $78.1 million for the three months ended December 31, 2015.

Non-interest bearing deposits allow us to fund growth in interest earning assets at minimal cost. As a result of the growth generated from the efforts of our cash management personnel and commercial loan officers working with commercial clients to move their deposit relationship to Hamilton Bank and the acquisition of Fairmount, average non-interest bearing deposits increased $3.0 million, or 18.2%, to $19.6 million for the three months ended December 31, 2015, compared to $16.6 million for the three months ended December 31, 2014.

For the three month period ended December 31, 2015, the average interest bearing borrowings were $16.9 million compared to an average balance of $419,000 for the same period a year ago. The borrowings consisted entirely of advances from the Federal Home Loan Bank (“FHLB”). The large increase in the average balance of borrowings is primarily related to the Fairmount acquisition in which $10.9 million in borrowings were assumed. At the end of the same quarter last year, the Bank borrowed approximately $6.0 million of additional funding to support new loan originations. Management determined that borrowing from the FHLB was a more cost effective means to obtain funds due to low interest rates at the time compared to selling investment securities that were earning a higher yield.

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

	Three Months Ended December 31,
	(dollars in thousands)
	2015			2014
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Cash and cash equivalents	$29,871	$18	0.24%	$17,602	$5	0.11%
Investment securities (1)	22,370	123	2.20%	24,597	141	2.29%
Mortgage-backed securities	61,203	273	1.78%	80,112	359	1.79%
Loans receivable, net (2)	223,125	2,806	5.03%	145,135	1,828	5.04%
Total interest-earning assets	336,569	3,220	3.83%	267,446	2,333	3.49%
Noninterest-earning assets	29,417			22,251
Total assets	$365,986			$289,697

Interest-bearing liabilities:
Certificates of deposit	$188,240	$434	0.92%	$158,018	$401	1.02%
Money Market	32,403	14	0.17%	30,039	9	0.12%
Statement savings	32,754	9	0.11%	15,041	2	0.05%
NOW accounts	12,977	1	0.03%	10,375	1	0.04%
Total interest-bearing deposits	266,374	458	0.69%	213,473	413	0.77%
Borrowings	16,865	38	0.90%	419	1	0.48%
Total interest-bearing liabilities	283,239	496	0.70%	213,892	414	0.77%

Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	19,617			16,602
Other noninterest-bearing liabilities	2,377			1,898
Total liabilities	305,233			232,392
Total shareholders’ equity	60,753			57,305
Total liabilities and shareholders’ equity	$365,986			$289,697

Net interest income		$2,724			$1,919
Net interest rate spread (3)			3.13%			2.72%
Net interest-earning assets (4)	$53,330			$53,554
Net interest margin (5)			3.24%			2.87%
Average interest-earning assets to average interest-bearing liabilities	118.83%			125.04%

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

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was $70,000 charged to the provision for loan losses for the three months ended December 31, 2015 compared to a reversed provision of $125,000 for the three months ended December 31, 2014. We recorded a reversal to the provision for loan loss last year because it was determined that the allowance for loan loss was over reserved based upon our charge-off history. In the current quarter, the $70,000 charged to the provision for loan loss is primarily related to organic loan growth and not a product of charge-offs, as reflected in the table below.

The allowance for loan losses was $2.0 million, or 39.0% of non-performing loans at December 31, 2015 compared to $2.0 million, or 72.5% of non-performing loans at December 31, 2014. The decrease in the percentage is due to two related commercial real estate loans totaling $3.3 million that were placed on non-accrual in October 2015. Currently there is no anticipated impairment associated with these loans. During the three months ended December 31, 2015, loan charge offs totaled $92,000 with recoveries of $304,000, compared to $31,000 in charge offs and $26,000 in recoveries during the three months ended December 31, 2014. In the current quarter, we recorded a recovery of $237,000 relating to one non-performing commercial construction loan that was sold in December. In March 2014, the Company had charged-off $1.0 million relating to this loan. During 2016 we will strategically continue to grow our commercial real estate and commercial business loans to increase earnings and manage interest rate risk. Commercial loans, however, are generally considered to bear higher risk than one-to four-family mortgage loans and could contribute to higher provisions going forward.

Summary of Allowance for Loan Losses Activity. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended
	December 31,
	2015	2014
	(dollars in thousands)

Allowance for loan losses at beginning of period	$1,734	$2,094
Charge-offs:
Real estate loans:
One-to four-family	92	-
Commercial	-	-
Construction	-	-
Commercial	-	-
Home equity	-	31
Consumer	-	-
Total charge-offs	92	31
Recoveries	304	26
Net charge-offs	(212)	5
Provision for loan losses	70	(125)
Allowance for loan losses at end of period	$2,016	$1,964

Allowance for loan losses to non-performing loans	39.00%	72.47%
Allowance for loan losses to gross loans	0.88%	1.24%
Net charge-offs (annualized) to average loans	-0.38%	0.15%

Noninterest Revenue. Noninterest revenue decreased $16,000, or 6.3%, to $234,000 for the three months ended December 31, 2015, compared to $249,000 for the three months ended December 31, 2014. The following table outlines the changes in noninterest revenue for the three month periods.

	Three months ended
	December 31,
	2015	2014	$ Change	% Change
Service charges	$102,979	$105,954	$(2,975)	(2.8)
Gain on sale of investment securities	20,497	42,471	(21,974)	(51.7)
Gain on sale of loans held for sale	7,826	2,979	4,847	162.7
Earnings on bank-owned life insurance	87,616	89,929	(2,313)	(2.6)
Other fees and commissions	14,675	8,095	6,580	81.3

Total noninterest revenue	$233,593	$249,428	$(15,835)	(6.3)

Noninterest revenue decreased in large part due to the decreases in gain on sale of investment securities. The decrease associated with gain on sale of investment securities is a result of us selling certain securities in the prior year to take advantage of lower interest rates at the time, which affects the securities market value. Service charges also decreased slightly over the comparable quarters. Service charges primarily pertain to fees associated with retail deposit products. We have continued to focus on growing our core deposits, particularly checking accounts, which typically generate more service fee income. We continually review our fee structure on transactional accounts so that we may be more aligned with our market.

These decreases were partially offset by increases in gains on the sale of loans held for sale and other fees and commissions. The increase in gains on the sale of loans held for sale is a product of the volume and size of residential mortgages originated during the quarter and sold into the secondary market. There was more activity or larger loans with respect to these sales for the three months ending December 31, 2015 compared to the same period a year ago. Other fees and commissions include fees from money orders and other miscellaneous operating income.

Noninterest Expense. Noninterest expense increased $586,000, or 26.7%, to $2.8 million for the three months ended December 31, 2015 compared to the three months ended December 31, 2014. The following table outlines the changes in noninterest expense for the three month periods.

	Three months ended
	December 31,
	2015	2014	$ Change	% Change
Salaries and benefits	$1,395,858	$1,243,122	$152,736	12.3
Occupancy	195,155	170,401	24,754	14.5
Advertising	43,295	37,758	5,537	14.7
Furniture and equipment	85,077	77,286	7,791	10.1
Data processing	154,977	137,435	17,542	12.8
Legal services	52,100	44,012	8,088	18.4
Other professional services	131,353	100,452	30,901	30.8
Merger related expenses	196,645	-	196,645	N/A
Deposit insurance premiums	63,105	57,506	5,599	9.7
Foreclosed real estate expense and losses	3,270	-	3,270	N/A
Other operating	459,817	326,462	133,355	40.8

Total noninterest expense	$2,780,652	$2,194,434	$586,218	26.7

The $586,000 increase in noninterest expense during the three months ended December 31, 2015, as compared to the same period of 2014, was partially due to $197,000 in expenses pertaining to the Fairmount acquisition that closed in September 2015, as well as the planned acquisition of Fraternity, pending regulatory and shareholder approval. The merger expenses include fees paid to attorneys, investment bankers and accountants, data conversion, as well as other related costs.

In addition to acquisition related expenses, all noninterest expenses categories increased quarter over quarter. This is primarily the result of Hamilton operating as a larger financial institution due to the acquisition of Fairmount. The increase in expense to operate as a larger institution, include additional costs such as personnel, occupancy and equipment, data processing, and FDIC insurance. In addition to being a larger institution, legal fees increased due to the addition of new problem assets acquired from Fairmount and the subsequent loan workout process. The increase in other professional services is attributed to consulting work performed to assist in maintaining the working relationship with Fairmount borrowers and to assist in the workout of problem loans acquired. And finally, the increase in other operating expense is related to the cost to maintain several of the problem loans associated with investor real estate properties acquired from Fairmount, including payment of taxes and water bills, normal maintenance of properties, and property management.

Despite the additional costs described above due to the Fairmount acquisition, the Company has been able to generate a significant increase in operating revenue, while managing the increase in operating costs. Excluding the merger related expenses of $197,000, the Company has been able to reduce its efficiency ratio from 103.2% for the three months ending December 31, 2014 to 87.9% for the three months ending December 31, 2015. Management continues to diligently look for ways to cut costs and improve efficiency. We continue to monitor more closely the costs associated with daily operations and are reviewing existing vendor contracts and discussing cost reductions and/or alternative vendors.

Income Tax Expense. We recorded $234,000 in income tax expense for the three months ended December 31, 2015 after pre-tax net income of $107,000, compared to tax expense of $21,000 for the three months ended December 31, 2014 after pre-tax net income of $98,000. The effective income tax rate was 218.9% and 20.9% for the three months ended December 31, 2015 and 2014, respectively. The higher effective tax rate in the current quarter is due to the $197,000 in merger related expenses, which are not tax deductible.

Results of Operations for the Nine Months Ended December 31, 2015 and 2014 (unaudited)

General. Net loss available to common shareholders was $210,000 or $(0.07) per basic and diluted common share for the nine month period ended December 31, 2015 compared to a net loss available to common shareholders of $173,000 or $(0.05) per basic and diluted common share for the same period in fiscal 2015, a decrease of $37,000 in results of operations. The decline in earnings resulted from a $995,000 increase in noninterest expense and $325,000 in income tax expense compared to a $232,000 tax benefit in the comparable period, partially offset by a $1.1 million increase in net interest income, a $155,000 decrease in the provision for loan losses and a $240,000 increase in noninterest revenue.

Net Interest Income. Net interest income increased $1.1 million, or 19.5%, to $6.9 million for the nine months ended December 31, 2015 compared to $5.7 million for the nine months ended December 31, 2014. The increase in net interest income was due to a $1.2 million increase in interest revenue, partially offset by a $32,000 increase in interest expense. The increase in interest revenue was due to an increase in the average balance of interest-earning assets, particularly higher yielding loans, as well as an increase in average yield on interest-earning assets. The average balance of interest-earning assets increased $25.6 million, or 9.4%, during the nine months ended December 31, 2015 compared to the same period in fiscal 2015, while the average yield increased 22 basis points from 3.43% to 3.65% over that same period. Over this period, the Bank was able to increase the average balance of higher interest-earning assets, particularly loans due to both organic growth and the acquisition of Fairmount, while lowering the average balance of lower yielding investment securities.

The increase in the average balance of interest-earning assets for the nine months ended December 31, 2015 was offset by a $22.3 million increase in the average balance of interest-bearing liabilities over that same period. The increase is attributable to both deposits and borrowings acquired in the Fairmount acquisition, as well as management’s focus on increasing the deposit base to fund organic loan growth. The average cost of interest-bearing liabilities decreased slightly from 0.78% for the nine months ended December 31, 2014 to 0.72% for the nine months ended December 31, 2015, a decrease of 6 basis points. Our net interest margin for the nine months ended December 31, 2015 increased 26 basis points from 2.80% to 3.06% as compared to the 2015 period.

Interest Revenue. Interest revenue increased $1.2 million, or 16.4% to $8.2 million over the first nine months of fiscal 2016 compared to $7.0 million for the first nine months of fiscal 2015. This increase is attributable to an increase in interest and fees on loans, partially offset by a decrease in interest revenue from investment securities.

Interest and fees on loans increased $1.5 million, or 27.6%, to $6.9 million for the nine months ended December 31, 2015, compared to $5.4 million for the nine months ended December 31, 2014. The increase in interest and fees on loans is due to a $45.1 million increase in the average balance of net loans from $144.0 million for the nine months ended December 31, 2014 to $189.0 million for the nine months ended December 31, 2015. The increase in average loans is attributable to our new commercial lending platform and staff that was put in place at the beginning of fiscal 2015, as well as the increase in loans associated with the Fairmount acquisition that was completed in the middle of September 2015. Partially offsetting the revenue derived from an increase in the average balance of loans is a 14 basis point decline in the yield earned on average loans from 5.01% for the nine months ended December 31, 2014 to 4.87% for the nine months ended December 31, 2015. The decline in yield is a result of the extended low interest rate environment in today’s market and the competitive pressure relating to pricing.

Interest revenue on investment securities decreased $351,000 to $1.2 million during the nine months ended December 31, 2015 from $1.6 million during the nine months ended December 31, 2014. The average balance of investment securities decreased by $20.6 million, or 19.3%, to $86.2 million during the nine months ended December 31, 2015 from $106.7 million during the same period last year, while the average yield decreased from 1.96% to 1.88% over that same period. The largest decrease in the average balance of investment securities was in mortgage-backed securities, which declined $16.3 million to $64.6 million during the nine months ended December 31, 2015 from $80.9 million during the same period last year. The proceeds from the decrease in mortgage-backed securities have been used to fund the increase in the average loans associated with organic growth over the same period, as well as to assist in building up cash reserves in anticipation of the $24 million, all cash acquisition of Fraternity.

Interest Expense. Total interest expense of $1.3 million remained relatively flat for the first nine months of fiscal 2016 compared to the same period in fiscal 2015, increasing only $32,000. The average interest bearing deposits increased $12.3 million, or 5.6%, to $230.2 million for the nine months ended December 31, 2015 from $217.9 million for the nine months ended December 31, 2014. The average cost of deposits declined to 0.72% for the nine months ended December 31, 2015 from 0.78% for the same period a year ago. A significant portion of our time deposits have already repriced in today’s low interest rate environment, as a result, the increase in interest expense is attributable to an increase in average balances, partially offset by a decrease in the average cost of deposits.

For the nine month period ended December 31, 2015, we were able to change the mix of the average interest bearing liabilities compared to the same period last year by maintaining our maturing certificates of deposits and focusing on growing lower cost core deposits, including savings, interest-bearing checking and money market accounts. The average balance of time deposits increased $1.0 million to $164.6 million for the nine months ended December 31, 2015 compared to $163.6 million for the nine months ended December 31, 2014. Over this same period, average core interest bearing deposits increased $11.2 million, or 20.6%, to $65.6 million for the nine months ended December 31, 2015. The growth in core deposits was primarily a result of the continued efforts by our cash management and financial service teams, as well as those core deposits purchased in the Fairmount acquisition.

Non-interest bearing deposits allow us to fund growth in interest earning assets at minimal cost. As a result of the growth generated from the efforts of our cash management personnel and commercial loan officers working with commercial clients to move their deposit relationship to Hamilton Bank and the Fairmount acquisition, average non-interest bearing deposits increased $2.7 million, or 16.6%, to $19.2 million for the nine months ended December 31, 2015, compared to $16.5 million for the nine months ended December 31, 2014.

For the nine month period ended December 31, 2015, average interest-bearing borrowings were $10.2 million compared to an average balance of $140,000 for the same period a year ago. At December 31, 2015, the Bank had $16.8 million in outstanding advances from the FHLB, including $10.8 million in borrowings assumed through the Fairmount acquisition. In addition, at the end of December 2014, the Bank needed approximately $6.0 million in additional funding to support new loan originations. Management determined at the time that borrowing from the FHLB was a more cost effective means to obtain funds compared to selling investment securities that were earning a higher yield.

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

	Nine Months Ended December 31,
	(dollars in thousands)
	2015			2014
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Cash and cash equivalents	$22,885	$32	0.19%	$21,792	$22	0.13%
Investment securities (1)	21,524	370	2.29%	25,853	432	2.23%
Mortgage-backed securities	64,629	848	1.75%	80,881	1,137	1.87%
Loans receivable, net (2)	189,033	6,906	4.87%	143,953	5,413	5.01%
Total interest-earning assets	298,071	8,156	3.65%	272,479	7,004	3.43%
Noninterest-earning assets	24,372			22,704
Total assets	$322,443			$295,183

Interest-bearing liabilities:
Certificates of deposit	$164,608	$1,191	0.96%	$163,575	$1,238	1.01%
Money Market	29,834	33	0.15%	29,293	27	0.12%
Statement savings	23,614	14	0.08%	15,402	6	0.05%
NOW accounts	12,134	3	0.03%	9,669	2	0.02%
Total interest-bearing deposits	230,190	1,241	0.72%	217,939	1,273	0.78%
Borrowings	10,227	65	0.85%	140	1	0.48%
Total interest-bearing liabilities	240,417	1,306	0.72%	218,079	1,274	0.78%

Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	19,222			16,479
Other noninterest-bearing liabilities	1,935			1,967
Total liabilities	261,574			236,525
Total shareholders’ equity	60,869			58,658
Total liabilities and shareholders’ equity	$322,443			$295,183

Net interest income		$6,850			$5,730
Net interest rate spread (3)			2.92%			2.65%
Net interest-earning assets (4)	$57,654			$54,400
Net interest margin (5)			3.06%			2.80%
Average interest-earning assets to average interest-bearing liabilities	123.98%			124.95%

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

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. For the nine month period ended December 31, 2015 there was $190,000 charged to the provision for loan losses compared to $345,000 for the nine month period ended December 31, 2014. We reduced our provision over the comparable period due to more recoveries in fiscal 2016. Management identified probable losses in the loan portfolio and recorded net recoveries of $136,000 for the nine months ended December 31, 2015, compared to net charge-offs of $167,000 for the nine months ended December 31, 2014. As a result, the $190,000 charged to the provision for loan loss in fiscal 2016 is primarily related to organic loan growth and not a product of charge-offs, as reflected in the table below.

The allowance for loan losses was $2.0 million, or 39.0% of non-performing loans at December 31, 2015 compared to $2.0 million, or 72.5% of non-performing loans at December 31, 2014. The decrease in the percentage is due to two related commercial real estate loans totaling $3.3 million that were placed on non-accrual in October 2015. Currently there is no anticipated impairment associated with these loans. During the nine months ended December 31, 2015, loan charge-offs totaled $278,000 with recoveries of $414,000, compared to $206,000 in charge offs and $39,000 in recoveries during the nine months ended December 31, 2014. In December 2015, the Company recorded a recovery of $237,000 relating to one non-performing commercial construction loan that was sold. In March 2014, the Company had charged-off $1.0 million relating to this loan. During 2016 we will strategically continue to grow our commercial real estate and commercial business loans to increase earnings and manage interest rate risk. Commercial loans, however, are generally considered to bear higher risk than one-to four-family mortgage loans and could contribute to higher provisions going forward.

Summary of Allowance for Loan Losses Activity. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Nine Months Ended
	December 31,
	2015	2014
	(dollars in thousands)

Allowance for loan losses at beginning of period	$1,690	$1,786
Charge-offs:
Real estate loans:
One-to four-family	254	105
Commercial	-	-
Construction	-	-
Commercial	10	-
Home equity	6	101
Consumer	8	-
Total charge-offs	278	206
Recoveries	414	39
Net charge-offs	(136)	167
Provision for loan losses	190	345
Allowance for loan losses at end of period	$2,016	$1,964

Allowance for loan losses to non-performing loans	39.00%	72.47%
Allowance for loan losses to total loans outstanding at the end of the period	0.88%	1.24%
Net charge-offs to average loans outstanding during the period (annualized)	-0.09%	0.15%

Noninterest Revenue. Noninterest revenue increased $240,000, or 27.6%, to $1.1 million for the nine months ended December 31, 2015, compared to $871,000 for the nine months ended December 31, 2014. The following table outlines the changes in noninterest revenue for the nine month periods.

	Nine months ended
	December 31,
	2015	2014	$ Change	% Change
Service charges	$304,951	$311,515	$(6,564)	(2.1)
Gain on sale of investment securities	42,212	230,645	(188,433)	(81.7)
Gain on sale of loans held for sale	43,395	27,716	15,679	56.6
Gain on sale of property and equipment	407,188	(1,832)	409,020	N/A
Earnings on bank-owned life insurance	264,062	271,315	(7,253)	(2.7)
Other fees and commissions	49,194	31,528	17,666	56.0

Total noninterest revenue	$1,111,002	$870,887	$240,115	27.6

Noninterest revenue increased as a result of increases in gain on sale of property and equipment, gain on sale of loans held for sale, and other fees and commissions. The increase in gain on sale of property and equipment is a result of the Company closing its Towson branch location in early May of 2015 and converting its limited service branch located at the administrative offices in Towson to a full service branch. The Towson branch closure allowed us to reduce expenses by an estimated $150,000 and continue to give our customers in the Towson area the same quality service and convenience. The Towson branch property was sold for $500,000, generating a gain on sale of $407,000 after applicable expenses.

The increase in gains on loans held for sale is a product of the volume and size of residential mortgages originated during the quarter and sold into the secondary market. There was more activity and larger residential mortgages with respect to these sales for the nine months ending December 31, 2015 compared to the same period a year ago.

These increases to noninterest revenue were partially offset by decreases in gain on sale of investment securities, bank-owned life insurance (BOLI) and service charges. The decrease associated with gain on sale of investment securities is a result of us selling more securities in the prior year to take advantage of low interest rates at the time and assist in funding the provision for loan losses. Service charges also decreased slightly over the comparable periods. Service charges primarily pertain to fees associated with retail deposit products. We have continued to focus on growing our core deposits, particularly checking accounts, which typically generate more service fee income. We continually review our fee structure on transactional accounts so that we may be more aligned with our market.

Noninterest Expense. Noninterest expense increased $995,000, or 14.9%, to $7.7 million for the nine months ended December 31, 2015 compared to the nine months ended December 31, 2014. The following table outlines the changes in noninterest expense for the nine month periods.

	Nine months ended
	December 31,
	2015	2014	$ Change	% Change
Salaries and benefits	$3,827,751	$3,828,594	$(843)	(0.0)
Occupancy	548,817	537,526	11,291	2.1
Advertising	89,109	102,050	(12,941)	(12.7)
Furniture and equipment	237,752	233,381	4,371	1.9
Data processing	439,989	413,354	26,635	6.4
Legal services	110,091	153,551	(43,460)	(28.3)
Other professional services	291,260	254,560	36,700	14.4
Merger related expenses	828,225	-	828,225	N/A
Deposit insurance premiums	151,970	175,600	(23,630)	(13.5)
Foreclosed real estate expense and losses (gains)	17,157	(4,964)	22,121	(445.6)
Other operating	1,114,428	967,921	146,507	15.1

Total noninterest expense	$7,656,549	$6,661,573	$994,976	14.9

The $995,000 increase in noninterest expense during the nine months ended December 31, 2015, as compared to the same period of 2014, was attributable to $828,000 in expenses pertaining to the Fairmount acquisition that closed in September 2015, as well as the potential acquisition of Fraternity, pending regulatory and shareholder approval. This expense includes fees paid to attorneys, investment bankers and accountants, data conversion, as well as other related costs.

In addition to acquisition related expenses, several other expense categories, including occupancy, furniture and equipment, and data processing all increased as a result of the Bank operating as a larger institution. Certain costs are naturally inherited after acquiring another financial institution, including additional personnel, branch costs, additional equipment, and an increase in the core data base resulting from the addition of acquired customers.

Other noninterest expenses that increased during the nine months ended December 31, 2015 compared to the same period last year include foreclosed real estate expense and other operating expense. Foreclosed real estate expense increased with respect to property taxes and maintenance cost incurred on the one foreclosed property held by the Bank at December 31, 2015. Earlier in the fiscal year, the Bank purchased the servicing rights relating to this property from the FDIC, who was the lead lender. Prior to the release of the servicing, the FDIC had not disclosed or forwarded Hamilton’s portion of the costs incurred relating to this property. The increase in other operating expense consists of several items including adjustments to the deferral of Director fees associated with loan origination costs, new costs associated with residential investor loans acquired from Fairmount and the management of those properties, additional amortization expense associated with the core deposit intangible created in the Fairmount acquisition, increased regulatory filing expenses, and other miscellaneous items such telephone and dues and subscriptions.

Other than the noninterest expenses previously discussed, the majority of other noninterest expenses, including salaries and benefits and legal, either remained unchanged or decreased during the nine months ended December 31, 2015 compared to the same period a year ago. Salaries and benefits have remained relatively unchanged despite taking on new employees and benefits associated with the Fairmount acquisition. The Company changed its health benefit carrier and several employees’ employment was terminated and they were not replaced. Included within salaries and benefits for the nine months ended December 31, 2015 and 2014, is $237,000 and $224,000, respectively, in expense relating to equity awards granted to officers under the Company’s Equity Incentive Plan. The equity awards provide for management to have a vested interest in the performance of the Company and share in the benefit of an increase in shareholder value. Similarly, other operating expenses for the same periods include $88,000 in expense associated with equity awards granted to Directors.

Legal expenses continue to trend downward as we have worked through our problem assets and subsequently have not incurred any significant new problems within the loan portfolio. Our new lending platform has made our underwriting stronger and improved our credit monitoring. Legal costs, however, may increase in the near future as we begin to work through the problem loans acquired in the Fairmount acquisition

Management actively explores ways to cut costs and improve efficiency. We monitor our costs associated with daily operations and review existing vendor contracts for additional savings and/or seek alternative vendors. These actions, along with efficiencies achieved through the acquisition of Fairmount, continue to improve our efficiency ratio.

Income Tax Expense. We recorded tax expense of $325,000 for the nine months ended December 31, 2015 after a pre-tax net income of $115,000, compared to a tax benefit of $232,000 for the nine months ended December 31, 2014 after a pre-tax net loss of $405,000. The high tax expense in the current year in comparison to the net income before tax is due to the $828,000 in merger related expenses that are not tax deductible and increase the taxable income amount compared to book income. As a result, the effective income tax rate was 283% for the nine months ended December 31, 2015 compared to a negative 57% for the nine months ended December 31, 2014. The effective tax rate was negative in the prior period due to the net loss before income taxes, as well as the impact from tax-exempt revenue.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending, and investing activities during any given period. At December 31, 2015, cash and cash equivalents totaled $29.2 million and securities classified as available-for-sale amounted to $77.6 million. The Bank also has the ability to borrow from the Federal Home Loan Bank (FHLB) to meet liquidity demands. At December 31, 2015, we had $16.5 million in borrowings outstanding from the FHLB and the capacity to borrow approximately $55.1 million more, subject to our pledging sufficient assets.

Hamilton Bank may also borrow up to $5.0 million from a correspondent bank under a secured federal funds line of credit, and $1.0 million under an unsecured line of credit. We would be required to pledge investment securities to draw upon the secured line of credit.

Certificates of deposit due within one year of December 31, 2015 totaled $88.5 million, or 46.2% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods due to the current low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit due on or before December 31, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. At December 31, 2015, we had $34.4 million in commitments to extend credit outstanding.

At December 31, 2015, we exceeded all of the applicable regulatory capital requirements for the Bank, including a new requirement under Basel III to obtain a minimum common equity core (Tier 1) capital to risk-weighted assets ratio of 4.5%. To be classified as a well-capitalized bank, we must have a common equity core (Tier 1) capital to risk-weighted assets ratio of at least 6.5%. For the quarter ended December 31, 2015, our common equity to Tier 1 capital was $44.6 million, or 18.73%, of risk-weighted assets. Basel III was not in effect as of the prior year, and therefore, there is no common equity to Tier I capital ratio to report for the year ended December 31, 2014.

Our core (Tier 1) capital was $44.6 million and $44.2 million, or 12.60% and 15.82% of total assets, at December 31, 2015 and March 31, 2015. In order to be classified as “well-capitalized” under federal banking regulations, we were required to have core capital of at least $17.7 million, or 5.0% of total assets, as of December 31, 2015. To be classified as a well-capitalized bank, we must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%, and a Tier 1 risk-based capital to risk-weighted assets of at least 8%. At December 31, 2015 and March 31, 2015, we had total risk-based capital ratios of 19.60% and 25.32%, respectively, and Tier 1 risk-based capital ratios of 18.73% and 24.37%, respectively. Our regulatory risk weighted capital ratios decreased during the third quarter of 2016 primarily as a result of our risk-weighted assets increasing $56.6 million due to the Fairmount acquisition, while our core capital ratio for the quarter remained relatively the same since the acquisition was an all cash transaction and there was no significant impact to core capital.

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

Item 1A.     Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 26, 2015. As of December 31, 2015, exept for the additional risk factor set forth below, the risk factors of the Company have not changed materially from those disclosed in the annual report.

Our acquisition of Fairmount Bancorp, Inc. and our pending acquisition of Fraternity Community Bancorp, Inc. may not produce the anticipated benefits.

Acquisitions involve a number of risks and challenges including: our ability to integrate the branches and operations we acquire, and the associated internal controls and regulatory functions, into our current operations; our ability to limit the outflow of deposits held by our new customers in the acquired branches and our ability to monitor, manage and properly reserve for the loans we acquire; our ability to attract new deposits and to generate new interest-earning assets in local markets we have not previously served.  Additionally, no assurance can be given that the operation of acquired branches and performance of the acquired loan portfolio would not adversely affect our existing profitability; that we would be able to achieve results in the future similar to those achieved by our existing banking business; that we would be able to compete effectively in the market areas served by acquired branches; or that we would be able to manage any growth resulting from the transaction effectively.  We face the additional risk that the anticipated benefits of the acquisition may not be realized fully or at all, or within the time period expected.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of December 31, 2015 (unaudited) and March 31, 2015; (ii) the Consolidated Statements of Operations for the three and nine months ended December 31, 2015 and 2014 (unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2015 and 2014 (unaudited); (iv) the Consolidated Statements of Equity for the nine months ended December 31, 2015 and 2014 (unaudited); (v) the Consolidated Statement of Cash Flows for the nine months ended December 31, 2015 and 2014 (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

______________________

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

HAMILTON BANCORP, INC.

Date: February 16, 2016	/s/ Robert A. DeAlmeida
Robert A. DeAlmeida
President and Chief Executive Officer

Date: February 16, 2016	/s/ John P. Marzullo
John P. Marzullo
Senior Vice President, Chief Financial Officer and Treasurer