Form 10-K
period 2016-03-31
Hamilton Bancorp, Inc.
filed 2016-06-29
CIK 1551739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 1-35693

HAMILTON BANCORP, INC.

(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	46-0543309 (I.R.S. Employer Identification No.)
501 Fairmount Avenue, Suite 200, Towson, Maryland (Address of principal executive offices)	21286 (Zip Code)

(410) 823-4510

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $0.01 per share	Name of each exchange on which registered Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]       No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes [ ] No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2015 was $47,750,906

The number of shares outstanding of the registrant’s common stock as of June 29, 2016 was 3,413,646.

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement for the Registrant’s Annual Meeting of Stockholders (Part III)

 i

This page intentionally left blank.

 ii

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

PART I

Item 1.     BUSINESS

General

Hamilton Bancorp, Inc. (the “Company”) is a Maryland chartered corporation incorporated on June 7, 2012 to serve as the stock holding company for Hamilton Bank (the “Bank”), a federally chartered savings bank. On October 10, 2012, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a mutual savings bank to a stock savings bank and became the wholly owned subsidiary of the Company. In connection with the conversion, the Company sold 3,703,000 shares of common stock at a price of $10.00 per share, through which the Company received net proceeds of approximately $35,580,000. Hamilton Bancorp’s principal business activity is the ownership of the Bank’s capital stock and the management of the offering proceeds it retained in connection with the Bank’s conversion. Hamilton Bancorp does not own or lease any property but instead uses the premises, equipment and other property of the Bank with the payment of appropriate rental fees, as required by applicable law and regulations, under the terms of an expense allocation agreement. In the future, Hamilton Bancorp may acquire or organize other operating subsidiaries.

Hamilton Bank is a federally chartered savings bank that has served the banking needs of its customers since 1915. Hamilton Bank is headquartered in Towson, which is located in Baltimore County, Maryland. The Bank conducts business primarily from its seven full-service banking offices located in Baltimore City, Maryland and the Maryland counties of Baltimore, Howard, and Anne Arundel. Our business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations, in one-to four-family residential mortgage loans (including owner-occupied and investor loans), commercial real estate loans, commercial business loans, home equity loans and lines of credit, construction loans and, to a limited extent, consumer loans (consisting primarily of loans secured by deposits and automobile loans). At March 31, 2016, $102.6 million, or 46.0%, of our gross loan portfolio was comprised of permanent residential mortgage loans.

We also invest in securities, which consist primarily of U.S. government agency, municipal and corporate bond obligations, mortgage-backed securities and collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises, and to a much lesser extent, equity securities of government-sponsored enterprises.

We offer a variety of deposit accounts, including certificate of deposit accounts, money market accounts, savings accounts, NOW accounts and individual retirement accounts. We historically have not used borrowings to fund our operations. However, in the second half of fiscal 2015, we borrowed from the Federal Home Loan Bank and purchased brokered deposits to meet growing loan demand. We also acquired additional borrowings through a recent acquisition. We are committed to offering alternative banking delivery systems, including ATMs, online banking and remote deposit capture.

Recent Acquisitions

On September 11, 2015, the Company completed its acquisition of Fairmount Bancorp, Inc. (“Fairmount Bancorp”) through the merger of Fairmount Bancorp, the parent company of Fairmount Bank, with and into the Company pursuant to the Agreement and Plan of Merger dated April 15, 2015. As a result of the acquisition, each shareholder of Fairmount Bancorp received a cash payment equal to thirty dollars ($30.00) for each share of Fairmount Bancorp common stock, or an aggregate of approximately $15.4 million. Immediately after the acquisition of Fairmount Bancorp, Fairmount Bank was merged with and into the Bank, with the Bank the surviving bank.

On May 13, 2016, the Company completed its acquisition of Fraternity Community Bancorp, Inc. (“Fraternity Community Bancorp”) through the merger of Fraternity Community Bancorp, the parent company of Fraternity Federal Savings & Loan Association, with and into the Company pursuant to the Agreement and Plan of Merger dated October 12, 2015. As a result of the merger, each shareholder of Fraternity Community Bancorp received a cash payment equal to nineteen dollars and twenty-five cents ($19.25) for each share of Fraternity Community Bancorp common stock, or an aggregate of approximately $25.7 million. Immediately after the acquisition of Fraternity Community Bancorp, Fraternity Federal Savings & Loan Association was merged with and into the Bank, with the Bank the surviving bank.

Available Information

The Bank’s website address is www.hamilton-bank.com. Information on the Bank’s website should not be considered a part of this Annual Report.

Market Area

We conduct our operations from our seven full-service banking offices in Maryland. Our primary deposit market includes the areas surrounding our banking offices in Cockeysville, Pasadena, Towson, Rosedale, Ellicott City and two locations in Baltimore City. In May 2015, we closed our stand- alone branch office in the Towson area of Baltimore County and relocated it within our administrative offices, also located in the area of Towson. A branch presence at the administrative office allows the lending area to better service their customers, as well as reduces overhead costs without compromising our customers or our service in this area of Baltimore County.

The Bank considers greater Maryland, southern Pennsylvania, Washington D.C., and northern Virginia as its primary lending area for its various consumer, commercial and mortgage lending services. It is the policy of the Bank to focus on lending to customers within its primary lending area, and/or to collateralize secured loans with real property located within the primary lending area. However, we occasionally make loans secured by property located outside of our primary lending market, especially to borrowers with whom we have an existing relationship or who have a significant presence within our primary market. Our primary lending market contains a diverse cross section of employment sectors, with a mix of services, manufacturing, wholesale/retail trade, federal and local government, health care facilities and finance related employment. The city of Baltimore is now considered a major center for both the financial and health service industries.

Our branch network includes Baltimore City and the Maryland counties of Anne Arundel, Howard, and Baltimore. In recent years Baltimore City and Baltimore County have experienced relatively slow growth, while Anne Arundel County has grown at a faster pace. The stronger population growth experienced in Anne Arundel County has been reflected in higher household income and lower unemployment. Baltimore City, Baltimore County, Howard, and Anne Arundel County reported preliminary unemployment rates of 7.0%, 4.9%, 3.3% and 3.9%, respectively, for December 2015, compared to the statewide and national unemployment rates of 4.7% and 5.1%, respectively.

Competition

We face significant competition within our market both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. Our competition for loans and deposits comes principally from commercial banks, savings institutions, internet banks, mortgage banking firms, consumer finance companies, credit unions, and non-bank lenders. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our position as a community bank.

As of June 30, 2015 (the latest date for which information is available), our market share was 0.33% of total deposits in Baltimore City, making us the 13th largest out of 30 financial institutions in Baltimore City based upon deposit share as of that date. In addition, as of June 30, 2015, our deposit market share was 0.62% and 0.38% of total deposits in Baltimore County and Anne Arundel County, respectively, making us the 20th largest out of 36 financial institutions in Baltimore County and the 21st largest out of 29 financial institutions in Anne Arundel County.

Lending Activities

General. Historically, our principal lending activity has been the origination of mortgage loans collateralized by one- to four-family residential real estate located within our primary market area. We have altered that emphasis in recent years to become less reliant upon one- to four-family mortgage lending and to emphasize commercial business and commercial real estate lending. This has allowed the Bank to develop a more diversified loan portfolio, generate loan growth from different resources, and provide our customers with more products and services that fit their needs. In connection with this strategy, we have hired several commercial real estate and commercial business loan officers with strong experience in these lending areas. In addition, back office commercial loan personnel have also been hired to assist with the record keeping, underwriting, and monitoring of our commercial loan portfolio. Our commercial loan underwriting analysis is maintained in-house and allows us to be more efficient in originating loans and enhance the customer experience. We currently sell a majority of our one- to four-family mortgage loans with terms over 10 years into the secondary market. In addition to commercial business loans, commercial real estate loans and residential mortgage loans, we also offer home equity loans and lines of credit, residential and commercial construction loans, and, to a much lesser extent, other consumer loans. A portion of the loans that we portfolio with respect to one- to four-family residential properties are made to investors who reside in our community.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated. Amounts shown do not include loans held for sale equal to $259,000, $581,000, $-0-, $197,000 and $-0- at March 31, 2016, 2015, 2014, 2013 and 2012, respectively.

	At March 31,
	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential mortgage loans:
One- to four-family residential	$69,300	31.1%	$49,865	31.1%	$57,674	39.8%
One- to four-family investor	27,860	12.5	12,971	8.1	14,000	9.7
Construction	8,527	3.8	6,362	4.0	3,268	2.3
Commercial real estate	78,115	35.1	59,273	36.9	41,406	28.6
Total real estate loans	183,802	82.5	128,471	80.1	116,348	80.4
Commercial business loans	20,395	9.2	18,490	11.5	15,657	10.8
Consumer:
Home equity loans and lines of credit	14,391	6.5	12,261	7.6	11,660	8.0
Other consumer	4,179	1.9	1,166	0.8	1,154	0.8
Total consumer loans	18,570	8.3	13,427	8.4	12,814	8.8
Total loans receivable	222,767	100.0%	160,388	100.0%	144,819	100.0%

Discount on loans acquired	(769)		-		-
Net deferred loan origination fees and costs	(139)		(103)		(119)
Allowance for loan losses	(1,702)		(1,690)		(1,786)

Total loans receivable, net	$220,157		$158,595		$142,914

	At March 31,
	2013		2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential mortgage loans:
One- to four-family residential	$63,912	39.6%	$76,687	44.2%
One- to four-family investor	15,826	9.8	17,265	9.9
Construction	3,508	2.2	3,865	2.2
Commercial real estate	36,239	22.5	31,018	17.9
Total real estate loans	119,485	74.1	128,835	74.2
Commercial business loans	26,937	16.7	27,158	15.7
Consumer:
Home equity loans and lines of credit	13,727	8.5	16,344	9.4
Other consumer	1,123	0.7	1,181	0.7
Total consumer loans	14,850	9.2	17,525	10.1
Total loans receivable	161,272	100.0%	173,518	100.0%

Discount on loans acquired	15		38
Net deferred loan origination fees and costs	(96)		(100)
Allowance for loan losses	(2,071)		(3,552)

Total loans receivable, net	$159,120		$169,904

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at March 31, 2016. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family Residential Real Estate		One- to Four-Family Investor Real Estate		Construction Real Estate		Commercial Real Estate
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending March 31,
2017	$544	5.69%	$10,010	7.24%	$6,752	4.25%	$7,893	4.25%
2018	1,432	4.84	1,117	6.58	-	-	3,088	5.67
2019	1,136	4.60	3,069	6.11	-	-	6,578	5.40
2020 to 2021	3,490	4.39	4,884	5.68	67	3.50	12,549	4.28
2022 to 2026	6,166	3.82	6,655	7.30	1,707	4.23	42,756	4.34
2027 to 2031	6,111	4.26	1,416	6.11	-	-	3,129	5.24
2032 and beyond	50,421	4.52	709	4.95	-	-	2,122	4.21

Total	$69,300	4.45%	$27,860	6.71%	$8,526	4.24%	$78,115	4.50%

	Commercial Business		Home Equity Loans and Lines of Credit		Other Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due During the Years Ending March 31,	(Dollars in thousands)
2017	$8,263	3.79%	$58	1.57%	$24	2.68%	$33,544	5.05%
2018	115	5.02	80	4.24	120	4.46	5,952	5.58
2019	1,471	4.30	85	3.84	255	3.27	12,594	5.32
2020 to 2021	6,212	5.16	548	4.71	1,631	3.16	29,381	4.66
2022 to 2026	3,850	5.99	2,199	4.39	243	8.65	63,576	4.71
2027 to 2031	298	4.75	3,848	4.36	846	9.32	15,648	4.93
2032 and beyond	187	6.50	7,573	3.58	1,060	3.31	62,072	4.38

Total	$20,396	4.71%	$14,391	3.95%	$4,179	4.81%	$222,767	4.74%

Fixed and Adjustable-Rate Loan Schedule. The following table sets forth at March 31, 2016, the dollar amount of all fixed-rate and adjustable-rate loans due after March 31, 2017.

	Due after March 31, 2017
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$65,446	$3,310	$68,756
One- to four-family investor	17,816	34	17,850
Construction	1,774	-	1,774
Commercial	66,011	4,211	70,222
Commercial business loans	11,177	956	12,133
Consumer loans:			-
Home equity loans and lines of credit	4,857	9,476	14,333
Other consumer	4,155	-	4,155
Total loans	$171,236	$17,987	$189,223

Residential Mortgage Loans. Hamilton Bank originates mortgage loans secured by owner occupied one- to four-family residential properties. To a lesser extent, we have also acquired, participated and made loans to investors for the purchase of one- to four-family residential properties that are not owner-occupied. As of March 31, 2016, we had a total of $102.4 million of residential mortgage loans secured by one- to four-family properties, of which $74.5 million, or 72.8%, were secured by properties serving as the primary residence of the owner. The remaining $27.9 million, or 27.2%, of such loans were secured by non owner-occupied properties. Almost all of our residential mortgage loans are secured by properties in the Greater Baltimore area.

Historically, the terms of our one- to four-family mortgage loans retained in our portfolio ranged from 10 to 30 years. Beginning in 2009, in order to lower our interest rate risk in a rising rate environment, we have sold to the secondary market the majority of our one- to four-family fixed rate loans that have been originated with terms exceeding 10 years. During fiscal 2016 and 2015, we sold $4.4 million, or 68.0%, and $2.4 million, or 55.5%, of one- to four-family mortgage loans that we originated with terms exceeding 10 years, respectively. Our residential mortgage portfolio is almost entirely comprised of fixed-rate loans, with 90.5% of residential mortgage loans due after March 31, 2017 having fixed rates at March 31, 2016. During the year ended March 31, 2016, we originated $137,000 in residential mortgage loans with adjustable-rates.

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

Loans secured by non-owner occupied properties typically have 5 to 10 year terms and amortize over a 25 to 30 year period. Because of the increased risk associated with non-owner occupied properties, interest rates on such loans are higher than owner-occupied properties, and averaged 6.7% during the year ended March 31, 2016. We have generally only originated loans secured by non-owner occupied properties to investors that reside in our market area.

In an effort to provide financing for first-time home buyers, we offer 30-year fixed-rate one- to four-family mortgage loans with loan-to-value ratios up to 95%, which cannot be readily sold to the secondary market and are held in portfolio. In fiscal 2016 and 2015, we did not originate any such loans which we did not sell.

We also make “jumbo loans” (loans above $417,000, the current maximum conforming loan amount as established by the Federal Housing Finance Agency) that we typically sell into the secondary market. Jumbo loans that we originate and sell, typically have 30 year terms and maximum loan-to-value ratios of 80%. At March 31, 2016, our largest outstanding jumbo residential mortgage loan was for $1.6 million, with a book balance of $1.4 million. This loan is performing in accordance with its original terms.

Beginning in 2009, applications for loans that we intend to sell are processed through Mortgage Department Services, LLC (“MDS”), a company in which we have a minority interest.  Prior to delivering applications to MDS, we review each application to ensure that the loan meets MDS’ standards for sale to the secondary market.   See “—Loan Originations, Participations, Purchases and Sales.” We receive an origination fee for each loan processed and sold to the secondary market through MDS. All such loans are sold with servicing released and in most cases, with recourse that we provide due to (i) delinquency within the first 90 days of sale or (ii) breaches of customary representations and warranties to the buyers.

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

Commercial Real Estate Loans. We originate commercial real estate loans in the Greater Baltimore area that are secured by properties used for business purposes such as small office buildings or retail facilities. We have increased our origination of commercial real estate loans over the last several years, and intend to continue to grow this portion of our loan portfolio in the future. At March 31, 2016, commercial real estate loans amounted to 35.0% of total loans or $78.1 million, including $2.9 million acquired in the Fairmount acquisition, compared to approximately $36.2 million, or 22.5% of total loans, at March 31, 2013.

Our commercial real estate loans are underwritten based on our loan underwriting polices. Our policies provide that such loans may be made in amounts of up to 85% of the appraised value of the property, provided that the property is more than 50% owner-occupied, or 75% of the appraised value of the property if it is not owner-occupied. Our commercial real estate loans typically have terms of 5 to 10 years and amortize for a period of up to 25 years. In the past year we have originated an increased amount of commercial real estate loans with terms of 7 to 10 years based upon the strength of the property cash flow and loan to value ratio. Interest rates may be fixed or adjustable. If adjustable, then they are generally based on the Prime rate of interest or LIBOR.

The regulatory loan-to-one borrower limit is 15% of a bank’s unimpaired capital plus unimpaired surplus. As a result of the additional capital received in the stock offering, Hamilton Bank’s loans-to-one borrower limit is approximately $6.9 million. We have adopted an internal limit equal to 75% of the Bank’s loan-to-one borrower limit. We generally target commercial real estate loans with balances of $250,000 to $4.0 million. At March 31, 2016, our commercial real estate loans had an average balance of $1.0 million. At that same date, our largest commercial real estate relationship included one loan totaling $5.0 million. This loan is secured by a shopping center, and was performing in accordance with their original terms at March 31, 2016.

Commercial real estate lending involves additional risks compared to one- to four-family residential lending because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, and/or the collateral value of the commercial real estate securing the loan. Repayment of such loans may be subject, to a greater extent than residential loans, to adverse conditions in the real estate market or the economy. Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. Commercial real estate loans generally have a higher rate of interest and shorter term than residential mortgage loans because of increased risks associated with commercial real estate lending. We seek to minimize these risks through our underwriting standards. We have experienced a decrease over the past several years in delinquencies and non-performing loans in our commercial real estate loan portfolio. See “Risk Factors—Our entry into commercial real estate and commercial business lending may result in higher losses on our loans.”

Commercial Business Loans. We originate commercial business loans and lines of credit secured by non-real estate business assets. These loans are generally originated to small and middle market businesses in our primary market area. Our commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. We have increased our origination of commercial business loans over the last few years and intend to continue to grow this portfolio at a moderate pace. At March 31, 2016, commercial business loans and lines of credit outstanding totaled $20.4 million, including $2.6 million acquired in the Fairmount Bancorp acquisition, which amounted to 9.1% of total loans, compared to approximately $18.5 million, or 11.5% of total loans, at March 31, 2015. At March 31, 2016, we also had $9.8 million of unfunded commitments on such loans.

Our commercial business loans have terms up to 5 years at both fixed and adjustable rates of interest, although, adjustable rates of interest are preferred and obtained when possible. Our commercial business loans are underwritten based on our commercial business loan underwriting policies. We typically avoid making commercial business loans to purchase highly specialized, custom made equipment which may be difficult to dispose of in the event of default. When making commercial business loans, we consider the financial statements, lending history and debt service capabilities of the borrower (generally requiring a minimum debt service coverage ratio of 1.20:1.00), the projected cash flows of the business, and the value of the collateral, if any. The majority all commercial business loans are guaranteed by the principals of the borrower.

Hamilton Bank is also qualified to make Small Business Administration (“SBA”) loans. The SBA program is an economic development program which finances the expansion of small businesses. Under the SBA program, we originate and fund loans under the SBA 7(a) Loan Program which qualify for guarantees up to 85% for loans less than or equal to $150,000 and 75% for loans greater than $150,000. We also originate loans under the SBA’s CDC/504 Loan Program in which we generally provide 50% of the financing, taking a first lien on the real property as collateral. We do not treat the SBA guarantee as a substitute for a borrower meeting our credit standards, and, except for minimum capital levels or maximum loan terms, the borrower must meet our other credit standards as applicable to loans outside the SBA process. During fiscal 2016 and 2015, we did not originate any loans under the SBA 7(a) Loan Program, compared to $75,000 and $1.1 million of such loans originated in fiscal 2014 and 2013, respectively.

We focus on the origination of commercial business loans in amounts between $250,000 and $4.0 million. At March 31, 2016, our commercial business loans had an average outstanding balance of $245,000. At that same date, our largest commercial business loan was a commercial line of credit with a commitment balance of $3.9 million, of which $1.7 million was advanced. The loan is secured by the business assets of the company and is performing in accordance with its original terms at March 31, 2016.

Commercial business loans generally have a greater credit risk than one- to four-family residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. We seek to minimize these risks through our underwriting standards. See “Risk Factors - Our entry into commercial real estate and commercial business lending may result in higher losses on our loans.”

Home Equity Loans and Lines of Credit. In addition to traditional one- to four-family residential mortgage loans, we offer home equity loans and lines of credit that are secured by the borrower’s primary or secondary residence. At March 31, 2016, we had $14.4 million, or 6.5% of our total loan portfolio in home equity loans and lines of credit. At that date we also had $16.0 million of undisbursed funds related to home equity lines of credit.

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

Before making a commitment to fund a construction loan, Hamilton Bank requires detailed cost estimates to complete the project and an appraisal of the property by an independent licensed appraiser. Hamilton Bank also reviews and inspects each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method. Construction loans for one- to four-family residential real estate may be underwritten with a loan-to-value ratio of up to 80% or 95% with private mortgage insurance. Commercial construction loans generally may not exceed a loan-to-value ratio of 75% to 80%.

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

At March 31, 2016, total construction loans represented $8.5 million, or 3.8%, of Hamilton Bank’s total loans, of which $5.3 million consisted of residential construction loans and $3.2 million were commercial construction. At March 31, 2016, the commitment to fund or advance funds on total construction loans equaled $9.5 million. At March 31, 2016, our largest construction loan was a residential construction loan with a contractual principal balance of $1.3 million and a recorded investment balance of $848,000. The loan is secured by the residential property being constructed and is performing in accordance with its original terms at March 31, 2016.

Other Consumer Loans. We make loans secured by deposit accounts up to 90% of the amount of the depositor’s deposit account balance. On a more limited basis, we also originate automobile loans to our customers. Other consumer loans totaled $4.2 million, or 1.9% of our total loan portfolio, at March 31, 2016.

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

Consistent with our interest rate risk strategy, in the low interest rate environment that has existed in recent years, we have sold on a servicing-released basis the majority of our one- to four-family residential mortgage loans with maturities over 10 years that we have originated. All loan applications that we have the intention of selling are processed through MDS. We have outsourced the loan processing and loan underwriting for one- to four-family residential mortgage loans to MDS as a cost savings measure. We pay a flat fee to MDS for each loan settled and we receive a fee per loan in return for delivery of the loan to the secondary market. All loans sold through MDS are sold with servicing released and in most cases, with recourse that we provide due to (i) delinquency within the first 90 days of sale or (ii) breaches of customary representations and warranties to the buyers.

From time to time, we have purchased loan participations in commercial loans in which we are not the lead lender that are secured by real estate or other assets within the state of Maryland. With regard to all loan participations, we follow our customary loan underwriting and approval policies, and although we may be only approving and servicing a portion of the loan, we underwrite the loan request as if we had originated the loan to ensure cash flow and collateral are sufficient. At March 31, 2016, our loan participations totaled $17.8 million, or 8.0% of our total loan portfolio, the majority of which were in our primary market area. Of these $17.8 million in participations, $636,000 were on nonaccrual at March 31, 2016, a decrease of $864,000 from March 31, 2015. We do not specifically look to loan participations as a means to increase loan volume, however, we do look at opportunities for participations, if presented, on a case by case basis.

In September 2015, in connection with the acquisition of Fairmount Bank, we acquired approximately $54.0 million in outstanding loans. As of March 31, 2016, the outstanding balance of those acquired from Fairmount Bank totaled $49.2 million, or 22.2% of gross loans, of which $1.2 million are on non-accrual. The remaining loans are performing as agreed under their current terms at March 31, 2016. In May 2016 we also acquired $108.3 million in loans associated with the acquisition of Fraternity Community Bancorp. The loans acquired through our acquisition of Fraternity Community Bancorp are not included in the tabular and other loan information provided in the Form 10-K as the acquisition was completed after March 31, 2016.

The following table shows our loan origination, repayment and sale activities for the fiscal years indicated.

	Year Ended March 31,
	2016	2015
	(In thousands)

Total loans at beginning of year	$160,388	$144,819
Loans originated:
Real estate loans:
Residential mortgage loans:
One- to four-family residential	6,114	4,938
One- to four-family investor	-	-
Construction	10,017	9,519
Commercial real estate	21,959	22,816
Total real estate loans	38,090	37,273

Commercial business loans	7,607	14,378
Consumer:
Home equity loans and lines of credit	3,447	3,899
Other consumer	34	117
Total consumer loans	3,481	4,016

Total loans originated	49,178	55,667

Automobile loan pool purchased	2,971	-
Fairmount Bank loans acquired	54,029	-

Deduct:
Principal repayments	32,381	27,960
Loans sold in the secondary market	4,395	2,436
Transferred to foreclosed real estate	-	12
Unused lines of credit	7,023	9,690

Net loan activity	62,379	15,569

Total loans at end of year	$222,767	$160,388

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures developed by management and approved by our board of directors. The loan approval process is intended to assess the borrower’s ability to repay the loan and the value of the collateral that will secure the loan. To assess the borrower’s ability to repay, our policies provide for the review of the borrower’s employment and credit history and information on the historical and projected income and expenses of the borrower. We will also evaluate a guarantor when a guarantee is provided as part of the loan. We have outsourced most of the processing and underwriting of our one-to four-family residential loan applications to a third party who provides Hamilton Bank with a report on each loan application. Our processors then review that report for any exceptions.

Hamilton Bank’s policies and loan approval limits are established by our board of directors. Designated Bank officers and loan committee are assigned levels of loan authority. Having loan authority gives the individuals or committee the ability to authorize the extension of credit. Every extension of credit requires two signatures, one of which must have sufficient authority given the risk rating and aggregate exposure. The second approver cannot be an individual assigned less loan authority than the sponsor of the loan. Loan authority is recommended by the Chief Credit Officer and approved by the Loan Committee of the Board of Directors. All loan authorities are reviewed and confirmed annually by the Loan Committee. The Chief Credit Officer, and or the President may recommend interim changes to establish loan limits or assign loan authority for new officers. These interim changes shall be presented to the Loan Committee for approval at its next regularly scheduled meeting. The Chief Credit Officer and/or the President also have the authority to reduce or remove loan authority. Such changes in lending authority are to be reported to Loan Committee after the fact.

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

We account for investment and mortgage-backed securities in accordance with Accounting Standards Codification Topic 320, “Investments – Debt and Equity Securities.” Accounting Standards Codification 320 requires that investments be categorized as held-to maturity, trading, or available for sale. Our securities are generally categorized as available-for-sale based on our need to meet daily liquidity needs and to take advantage of profits that may occur from time to time. At March 31, 2016, all of our securities were classified as available for sale.

Federally chartered savings institutions have authority to invest in various types of assets, including government-sponsored enterprise obligations, securities of various federal agencies, residential mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, debt instruments of municipalities and Fannie Mae and Freddie Mac equity securities. At March 31, 2016, our investment portfolio consisted almost entirely of securities and mortgage-backed securities issued by U.S. Government agencies, municipalities or U.S. Government-sponsored enterprises.At that same date we also held $2.0 million of corporate bonds, which equaled approximately 2.9% of our total investment securities based upon the fair value of such securities. The principal and interest on our mortgage-backed securities are guaranteed by the issuing entity.

At March 31, 2016, we owned just over $1.0 million in Federal Home Loan Bank of Atlanta stock. As a member of Federal Home Loan Bank of Atlanta, we are required to purchase stock in the Federal Home Loan Bank of Atlanta. At March 31, 2016, we had no investments in a single company or entity (other than an agency of the U.S. Government, a municipality or a U.S. Government-sponsored enterprise) that had an aggregate book value in excess of 10% of our equity.

Over the last several years, our investment balances have decreased due to either calls or maturing bonds, normal principal pay downs on our mortgage backed securities, or the sale of certain securities. The proceeds from these transactions have been used to fund loan activity and acquisitions, and to a lesser extent reinvested.

Amortized Cost and Estimated Fair Value of Securities. The following table sets forth certain information regarding the amortized cost and estimated fair values of our securities as of the dates indicated.

	At March 31,
	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities:
Fannie Mae	$27,774	$27,712	$44,083	$43,831	$47,189	$46,356
Ginnie Mae	5,988	6,006	2,415	2,456	4,753	4,802
Freddie Mac	20,178	20,222	25,281	25,070	26,426	25,617
Total mortgage-backed securities	53,940	53,940	71,779	71,357	78,368	76,775
U.S. Government agencies	10,519	10,533	17,509	17,312	24,539	23,413
Municipal bonds	4,061	4,112	2,149	2,317	3,242	3,338
Corporate bonds	2,000	1,899	2,000	1,953	-	-
Freddie Mac stock	-	-	-	-	7	27

Total	$70,520	$70,484	$93,437	$92,939	$106,156	$103,553

Portfolio Maturities and Yields. The composition and maturities of the debt investment securities portfolio at March 31, 2016 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	At March 31, 2016
	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(Dollars in thousands)
Mortgage-backed securities:
Fannie Mae	$-	0.00%	$327	3.54%	$5,561	2.29%	$21,886	2.19%	$27,774	$27,712	2.22%
Ginnie Mae	-	-	6	2.76	68	4.24	5,914	2.71	5,988	6,006	2.73
Freddie Mac	2	6.00	6	5.41	1,890	2.26	18,280	2.34	20,178	20,222	2.33
Total mortgage-backed securities	2	6.00	339	3.56	7,519	2.30	46,080	2.32	53,940	53,940	2.32
U.S. Government agencies	251	1.25	3,268	1.36	7,000	2.22	-	-	10,519	10,533	1.90
Municipal bonds	480	0.92	-	-	830	2.82	2,751	4.15	4,061	4,112	3.50
Corporate bonds	-	-	-	-	2,000	3.00	-	-	2,000	1,899	3.00

Total	$733	1.05%	$3,607	1.57%	$17,349	2.37%	$48,831	2.42%	$70,520	$70,484	2.34%

Sources of Funds

General. Deposits, scheduled amortization and prepayments of loan principal, maturities and calls of securities and funds provided by operations are our primary sources of funds for use in lending, investing and for other general purposes. We historically have not used Federal Home Loan Bank of Atlanta (FHLB) advances to fund our operations. In the second half of fiscal 2015, we borrowed $6.0 million from the FHLB and recently acquired $10.5 million of FHLB advances in the acquisition of Fairmount Bancorp. As of March 31, 2016, we have $14.5 million in advances outstanding from the FHLB.

Deposits. We offer deposit products having a range of interest rates and terms. We currently offer statement savings accounts, NOW accounts, noninterest-bearing demand accounts, health savings accounts (HSA), money market accounts and certificates of deposit. We also offer the Certificate of Deposit Account Registry Service (CDARS) program to our customers. Our strategic plan includes a greater emphasis on developing commercial business activities, both deposit and lending customer relationships.

Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from areas surrounding our branch offices. In order to attract and retain deposits we rely on paying competitive interest rates and providing quality service.

Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At March 31, 2016, $195.0 million, or 62.2% of our total deposit accounts were certificates of deposit, of which $106.0 million had maturities of one year or less.

The following tables set forth the distribution of our average deposit accounts, by account type, for the years indicated. Our focus has been on growing our lower costing core deposits (considered all deposits other certificates of deposit) and relying less on originating certificates of deposit.

	For the Years Ended March 31,
	2016			2015			2014
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Certificates of deposit	$172,064	65.0%	0.96%	$160,764	69.3%	1.00%	$179,191	72.3%	1.04%
Money market	35,124	13.3	0.17	29,168	12.6	0.12	28,761	11.6	0.12
Statement savings	25,843	9.8	0.10	15,343	6.6	0.05	15,394	6.2	0.05
Noninterest bearing demand	19,282	7.3	-	16,765	7.2	-	14,869	6.0	-
NOW accounts	12,447	4.7	0.03	9,967	4.3	0.03	9,558	3.9	0.05

Total deposits	$264,760	100.0%	0.66%	$232,007	100.0%	0.71%	$247,773	100.0%	0.77%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At March 31,
	2016	2015	2014
	(In thousands)
Interest Rate:
Less than 2.00%	$181,572	$134,569	$148,282
2.00% to 2.99%	13,459	15,127	21,522
3.00% to 3.99%	-	-	270
4.00% to 4.99%	-	-	17
5.00% and above	-	-	-

Total	$195,031	$149,696	$170,091

Maturities of Certificates of Deposit Accounts. The following table sets forth the amount and maturities of certificates of deposit accounts at the dates indicated.

	At March 31, 2016
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest Rate Range:
Less than 2.00%	$96,646	$46,831	$18,401	$19,694	$181,572	93.1%
2.00% to 2.99%	8,994	250	1,960	2,255	13,459	6.9
3.00% to 3.99%	-	-	-	-	-	-
4.00% to 4.99%	-	-	-	-	-	-
5.00% to 5.99%	-	-	-	-	-	-

Total	$105,640	$47,081	$20,361	$21,949	$195,031	100.0%

As of March 31, 2016, the aggregate amount of outstanding certificates of deposit at Hamilton Bank in amounts greater than or equal to $100,000 was approximately $84.8 million. The following table presents the maturity of these certificates of deposit at such date.

Period to Maturity	At March 31, 2016
(In thousands)

Three months or less	$10,695
Over three through six months	5,836
Over six months through one year	28,852
Over one year to three years	27,676
Over three years	11,779

Total	$84,838

Borrowed Funds. As a member of the FHLB, Hamilton Bank is eligible to obtain advances upon the security of the Federal Home Loan Bank common stock owned and certain loan products, provided certain standards related to credit-worthiness have been met. Federal Home Loan Bank advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities. At March 31, 2016, based on available collateral, we had the ability to borrow approximately $58.0 million from the Federal Home Loan Bank of Atlanta. We historically have not used Federal Home Loan Bank of Atlanta (FHLB) advances to fund our operations. In the second half of fiscal 2015, we borrowed $6.0 million from the FHLB and recently acquired $10.5 million of FHLB advances in the acquisition of Fairmount Bancorp. As of March 31, 2016, we have $14.5 million in advances outstanding from the FHLB as presented in the table below.

	March 31, 2016			March 31, 2015
	Amount	Rate	Maturity Date	Amount	Rate	Maturity Date
FHLB advance	2,000,000	0.43%	6/3/2016	$2,000,000	0.21%	6/3/2015
FHLB advance	2,000,000	0.60%	9/6/2016	2,000,000	0.28%	9/3/2015
FHLB advance *	1,500,000	0.75%	3/31/2017	2,000,000	0.43%	3/3/2016
FHLB advance *	1,000,000	4.24%	7/31/2017	-
FHLB advance *	1,000,000	4.01%	8/21/2017	-
FHLB advance *	1,000,000	0.91%	8/31/2017	-
FHLB advance *	1,500,000	3.23%	11/24/2017	-
FHLB advance *	1,500,000	3.40%	11/27/2017
FHLB advance *	1,000,000	2.60%	7/2/2018	-
FHLB advance *	1,000,000	3.05%	7/3/2018	-
FHLB advance *	1,000,000	2.60%	10/2/2018	-
	14,500,000			6,000,000
Premium on borrowings assumed	347,192			-
Total borrowings	$14,847,192			$6,000,000

* Advances assumed in the Fairmount Bancorp acquisition

Hamilton Bank may also borrow up to $5.0 million from a correspondent bank under a secured federal funds line of credit, and $1.0 million under an unsecured line of credit. We would be required to pledge investment securities to draw upon the secured line of credit. During fiscal 2016, there was nothing drawn upon either line of credit.

Employees

As of March 31, 2016, we had 61 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

Subsidiary Activities

Hamilton Bancorp has one direct subsidiary, Hamilton Bank. At March 31, 2016, Hamilton Bank has one wholly owned subsidiary, 3110 FC, LLC, a Maryland limited liability company that was formed to hold other real estate owned acquired through foreclosure or deed-in-lieu of foreclosure. On May 13, 2016, in connection with the acquisition of Fraternity Community Bancorp, the Bank acquired four additional subsidiaries: 4819 Palmer Avenue LLC, a limited liability company organized under the laws of the State of Maryland ("4819 Palmer"); 764 Washington Boulevard LLC, a limited liability company organized under the laws of the State of Maryland ("764 WB LLC"); 764 Washington Boulevard II LLC, a limited liability company organized under the laws of the State of Maryland ("764 WB LLC II"); and Fraternity Insurance Agency, Inc., an inactive corporation organized under the laws of the State of Maryland. 4819 Palmer, 764 WB LLC and 764 WB LLC II were each formed by Fraternity Federal Savings & Loan Association to hold other real estate owned.

REGULATION AND SUPERVISION

General

As a federal savings bank, Hamilton Bank is subject to examination and regulation by the Office of the Comptroller of the Currency (the “OCC”), and is also subject to examination by the Federal Deposit Insurance Corporation (the “FDIC’). The federal system of regulation and supervision establishes a comprehensive framework of activities in which Hamilton Bank may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund, and not for the protection of stockholders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to matters such as their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Hamilton Bank is also regulated to a lesser extent by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), which governs the reserves to be maintained against deposits and other matters. Hamilton Bank must comply with the consumer protection regulations issued by the Consumer Financial Protections Bureau. Hamilton Bank also is a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is one of the twelve regional banks in the Federal Home Loan Bank System. The OCC examines Hamilton Bank and prepares reports for the consideration of its board of directors on any operating deficiencies. Hamilton Bank’s relationship with its depositors and borrowers is also regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts, the form and content of Hamilton Bank’s loan documents and certain consumer protection matters.

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

Capital Requirements. Federal regulations require FDIC-insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8%, and a 4% Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four- family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions if deemed necessary.

At March 31, 2016, Hamilton Bank’s capital exceeded all applicable regulatory requirements.

Loans to One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of March 31, 2016, Hamilton Bank was in compliance with the loans-to-one-borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, Hamilton Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Hamilton Bank must either (i) maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12 months or (ii) qualify as a “domestic building and loan association” as defined in the Internal Revenue Code. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings institution’s business. A federal savings bank that fails the QTL test must operate under specified restrictions specified in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL Test subject to enforcement action for a violation of law. At March 31, 2016, Hamilton Bank held 80.04% of its “portfolio assets” in “qualified thrift investments,” and satisfied the QTL Test.

Capital Distributions. Federal regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account. A federal savings bank must file an application with the OCC for approval of a capital distribution if:

●

the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

●	the savings bank would not be at least adequately capitalized following the distribution;

●	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or

●	the savings bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a savings and loan holding company, such as Hamilton Bank, must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

A notice or application related to a capital distribution may be disapproved if:

●	the federal savings bank would be undercapitalized following the distribution;

●	the proposed capital distribution raises safety and soundness concerns; or

●	the capital distribution would violate a prohibition contained in any statute, regulation, agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to satisfy any applicable regulatory capital requirement. A federal savings bank also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form. In addition, Hamilton Bank’s ability to pay dividends will now be limited if Hamilton Bank does not have the capital conservation buffer required by the new capital rules, which may limit the ability of Hamilton Bancorp to pay dividends to its stockholders. See — “Capital Requirements.”

Community Reinvestment Act and Fair Lending Laws. All federal savings banks have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings bank, the OCC is required to assess the federal savings bank’s record of compliance with the Community Reinvestment Act. A savings bank’s failure to comply with the provisions to the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branch mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice. Hamilton Bank received a “satisfactory” Community Reinvestment Act rating in its last federal examination in 2015.

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

●

be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

●	not to exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Hamilton Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Hamilton Bank’s loan committee or board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The OCC has primary enforcement responsibility over federal savings banks and has the authority to bring enforcement action against all “institution-affiliated parties,” including officers, directors and employees, as well as stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or to recommend to the OCC that enforcement action be taken with respect to a particular savings bank. If action is not taken by the OCC, the FDIC has authority to take action under specified circumstances.

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

Federal law requires that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The applicable OCC regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015. Under the amended regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

Generally a receiver or conservator must be appointed for an institution that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date a federal savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company for the institution required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the institution’s assets at the time it was notified or deemed to be undercapitalized by the OCC, or the amount necessary to restore the institution to adequately capitalized status. This guarantee remains in place until the OCC notifies the savings institution that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OCC has the authority to require payment and collect payment under the guarantee. Various restrictions, such as on capital distributions and growth, also apply to “undercapitalized” institutions. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

As of March 31, 2016, Hamilton Bank was classified as a “well capitalized” institution.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended March 31, 2016, the annualized FICO assessment was equal to 0.58 of a basis point of total assets less tangible capital.

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

Federal Home Loan Bank System. Hamilton Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Atlanta, Hamilton Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of March 31, 2016, Hamilton Bank was in compliance with this requirement.

Federal Reserve System

Federal Reserve Board regulations require savings banks to maintain noninterest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At March 31, 2016, Hamilton Bank was in compliance with these reserve requirements.

Other Regulations

Interest and other charges collected or contracted for by Hamilton Bank are subject to state usury laws and federal laws concerning interest rates. Hamilton Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; including the Loan Estimate and Closing Disclosure required for residential mortgage loans;

●

Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

●

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	Fair and Accurate Credit Transaction Act, formerly known as the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

●	fair lending laws;

●	Unfair or Deceptive Acts or Practices laws and regulations;

●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

●	Truth in Savings Act; and

●	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

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

●

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●

Electronic Funds Transfer Act and Regulation E promulgated there under, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

●

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

●

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

●

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

Permissible Activities. Under present law, the business activities of Hamilton Bancorp are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, provided certain conditions are met, including electing such status or, in the absence of such an election, for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations. As of March 31, 2016, Hamilton Bancorp, Inc. has not elected financial holding company status.

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

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

●	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

●	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital. Savings and loan holding companies have not historically been subjected to consolidated regulatory capital requirements. The Dodd-Frank Act required the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to their subsidiary depository institutions. The previously discussed final rule regarding regulatory capital requirements implemented these Dodd-Frank Act requirements. As is the case with institutions themselves, the capital conservation buffer is being phased in between 2016 and 2019. However, legislation was enacted in December 2014 which required the FRB to amend its “Small Bank Holding Company” exemption from consolidated holding company capital requirements to (i) extend its applicability to savings and loan holding companies and (ii) raise the threshold for the exemption from $500 million to $1 billion in consolidated assets. Regulations doing so were effective May 15, 2015. Consequently, both bank and savings and loan holding companies with under $1 billion in consolidated assets are exempt from the consolidated regulatory capital requirements unless the FRB determines otherwise on a case by case basis.

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

Beginning in 2009, we changed our business strategy to become less reliant upon one- to four-family lending and emphasize commercial business and commercial real estate lending. To support this strategy, we have hired additional commercial real estate and commercial loan officers with commercial lending experience, as well as enhanced our back office monitoring and loan administration with additional personnel. We are now performing the underwriting analysis of such loans in-house versus contracting with an outside third party in past years. We have also purchased whole commercial business and commercial real estate loans from other institutions and participated in commercial business and commercial real estate loans originated by other institutions in the past. Although we do not actively seek to participate in or purchase such loans from other financial institutions, we evaluate opportunities on a case by case basis if they present themselves.

We have increased our origination of commercial real estate loans and commercial business loans during the last five years, and we intend to continue to grow our portfolio of commercial real estate loans, as well as increase our portfolio of commercial business loans, in the near term, subject to market conditions. At March 31, 2016, commercial real estate loans totaled $78.1 million, or 35.1% of total loans, compared to $21.0 million, or 11.7% of total loans, at March 31, 2011. At March 31, 2016, commercial business loans and lines of credit outstanding totaled $20.4 million, or 9.2% of total loans, compared to $19.4 million, or 10.8% of total loans, at March 31, 2011. We have increased our origination of commercial business loans over the last few years to replace the commercial business loans we have charged-off due to poor asset quality or lost to other financial institutions based upon market terms. We expect additional growth in our commercial business lending portfolio as we continue to originate more of such loans and retain them.

Commercial real estate and commercial business loans generally have more risk than the one- to four-family residential real estate loans that we originate. Because the repayment of commercial real estate and commercial business loans depends on the successful management and operation of the borrower’s properties or businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. In addition, a downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. See — “Our entry into commercial real estate and commercial business lending may result in higher losses on our loans,” below.

Our entry into commercial real estate and commercial business lending may result in higher losses on our loans.

Beginning in 2011, the level of our delinquent and non-performing commercial and commercial real estate (including commercial construction) loans began to increase, particularly in our portfolio of loan participations and purchased loans. During fiscal 2012, nonperforming loans increased $5.8 million, or 354%, to $7.4 million at March 31, 2012. Of the $7.4 million in nonperforming loans, $6.3 million were related to commercial real estate and commercial business loans. As a result of this large increase, we experienced charge-offs of $3.2 million and $2.3 million in fiscal 2013 and 2014, respectively. Commercial real estate and commercial business loans accounted for over 90% of the charge-offs in both those fiscal years. Through workout and charge-offs, as well as a thorough review of the commercial loan portfolio, we were able to reduce our nonperforming commercial loans from $6.3 million at March 31, 2012 to $2.8 million at March 31, 2016. Commercial real estate loans comprised $2.7 million of the $5.1 million in nonperforming loans at March 31, 2016, while commercial business loans accounted for $122,000 of that total. The $2.7 million in nonperforming commercial real estate loans consisted of two loans to the same borrower.

Given our recent emphasis on commercial business and commercial real estate lending, and that our portfolio of commercial business loans and commercial real estate loans is not seasoned, we have a limited loss history with which to measure the level of risk in our commercial real estate and commercial business loan portfolios. In addition, with our in-house underwriting function for commercial business and commercial real estate loans being relatively new, we have a limited history on which to assess the effectiveness of our commercial business and commercial real estate loan underwriting processes and personnel. Delinquencies and loan losses related to our commercial real estate loans and commercial business loans could increase more than we have provided for in our allowance for loan losses as we continue to emphasize this type of lending activity. See – “Our recent emphasis on commercial real estate and commercial business loans has increased our credit risk,” above.

A portion of our one- to four-family residential mortgage loans is comprised of non-owner occupied (investor) properties, which increases the credit risk on this portion of our loan portfolio.

A portion of our loan portfolio is comprised of loans secured by non-owner occupied one- to four-family properties, which we refer to as "investor loans". At March 31, 2016, $27.9 million of our one- to four-family residential mortgage loans in our portfolio, or 12.5% of total loans, were comprised of investor loans. We acquired approximately $17.1 million of investor loans in connection with our acquisition of Fairmount Bancorp, Inc. in September 2015. There is a greater credit risk inherent in non-owner occupied properties, than in owner-occupied since the repayment of these loans may depend, in part, on the successful management of the property and/or the borrower’s ability to lease the unit or units of the property. A downturn in the real estate market or the local economy could adversely affect the value of properties securing these loans or the revenues derived from these properties, which could affect the borrower’s ability to repay the loan.

In addition, we have limited experience with the performance of the investor loans acquired in connection with the acquisition of Fairmount Bancorp, Inc. See — “We have limited experience with the performance of loans acquired in our recent acquisitions of Fairmount Bancorp, Inc. and Fraternity Community Bancorp, Inc. Certain of our estimates related to accounting for acquired loans may differ from actual results" below regarding risks associated with our recent acquisition of these and other loans.

We have limited experience with the performance of loans acquired in our recent acquisitions of Fairmount Bancorp, Inc. and Fraternity Community Bancorp, Inc. Certain of our estimates related to accounting for acquired loans may differ from actual results.

It is difficult to assess the future performance of loans recently added to our portfolio as part of our acquisitions of Fairmount Bancorp, Inc. and Fraternity Community Bancorp, Inc. because our relatively limited experience with such loans does not provide us with a significant history from which to judge future collectability. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our future performance.

In addition, under generally accepted principles for business combinations, there is no loan loss allowance initially recorded for acquired loans, which are recorded at net fair value on the acquisition date. This net fair value generally includes embedded loss estimates for acquired loans with deteriorated credit quality. These estimates are based on projections of expected cash flows for these problem loans, which in many cases rely on estimates deriving from the liquidation of collateral.

If the estimates we have made regarding the performance of loans we have acquired are inadequate, the fair value estimates may exceed the actual collectability of the balances, and this may result in the related loans being considered by us as impaired, which would result in a reduction in interest income. The tangible book value we record is based in part on these estimates, and if fair value estimates differ from actual collectability, then subsequent earnings may also differ from original estimates. Measures of tangible book value and earnings impact of business combinations are frequently used in evaluating the merits and value of business combinations. Numerous assumptions and estimates are integral to purchased loan accounting, and actual results could be different from prior estimates.

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

The unseasoned nature of much of our commercial real estate loans and commercial business loans increases the risk that our allowance may be insufficient to absorb losses without significant additional provisions. See — “Our recent emphasis on commercial real estate and commercial business loans has increased our credit risk,” and — “Our entry into commercial real estate and commercial business lending may result in higher losses on our loans,” above. At March 31, 2016, our allowance for loan losses was $1.7 million, or 33.7% of non-performing loans.

In addition, if the loans we have acquired in our recent acquisitions of Fairmount Bancorp, Inc. and Fraternity Community Bancorp, Inc. do not perform as we have estimated, our allowance for loan losses may not be adequate. See — “We have limited experience with the performance of loans acquired in our recent acquisitions of Fairmount Bancorp, Inc. and Fraternity Community Bancorp, Inc. Certain of our estimates related to accounting for acquired loans may differ from actual results," above.

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

The Financial Accounting Standards Board has adopted a new accounting standard that will become effective for us on January 1, 2021. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses.

Our recent acquisitions of Fairmount Bancorp, Inc. and Fraternity Community Bancorp, Inc. involve integrations and other risks.

Acquisitions involve a number of risks and challenges including: our ability to integrate the branches and operations we acquire, and the associated internal controls and regulatory functions, into our current operations; our ability to limit the outflow of deposits held by our new customers in the acquired branches and to successfully retain and manage the loans we acquire; our ability to attract new deposits and to generate new interest-earning assets in geographic areas we have not previously served. Additionally, no assurance can be given that the operation of acquired branches would not adversely affect our existing profitability; that we would be able to achieve results in the future similar to those achieved by our existing banking business; that we would be able to compete effectively in the market areas served by acquired branches; or that we would be able to manage any growth resulting from the transaction effectively. We face the additional risk that the anticipated benefits of the acquisition may not be realized fully or at all, or within the time period expected. Finally, acquisitions typically involve the payment of a premium over book and trading values and therefore, may result in dilution of our book and tangible book value per share.

Historically low interest rates and/or changes in interest rates may adversely affect our net interest income and profitability.

While it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels over the past several years through its targeted federal funds rate and the purchase of mortgage-backed securities, the Federal Reserve Board raised the federal funds rate by a quarter point on December 17, 2015. As a general matter, our net interest income has been adversely impacted by the low rate environment that has existed over the past several years, however, at this point it is uncertain what impact the December rate increase might have on our net interest income (the difference between interest income we earn on our assets and the interest expense we pay on our liabilities). It is also uncertain when the Federal Reserve Board might raise or lower the federal funds rate in the future. If interest rates rise it may negatively impact the housing markets and the U.S. economic recovery. If rates remain low it could create deflationary pressures, which while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

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

As of March 31, 2016, we had $6.8 million of goodwill related to acquisitions. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of Hamilton Bank be compared to the carrying amount of the Bank’s net assets, including goodwill. If the fair value of the Bank is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value. We test for impairment of goodwill during February of each year. As a result of impairment testing performed during February 2016, no impairment charge was recorded. However, future declines in our banking franchise value could result in goodwill impairment expense that is material to our earnings.

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

Competition in the banking and financial services industry is coming not only from local markets but from technology oriented financial services (“FinTech) companies, which are subject to limited regulation. They offer user friendly front-end, quick turnaround times for loans and other benefits. While Hamilton is evaluating FinTech companies with the possibility of developing relationships for efficiency in processing and/or as a source of loans and other business, we cannot limit the possibility that our customers or future prospects will work directly with a FinTech company instead. This could impact our growth and profitability going forward.

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

A further deterioration in economic conditions or a prolonged delay in economic recovery in the market areas we serve, in particular the greater Baltimore, Maryland metropolitan area, could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

●	demand for our products and services may decline;

●	loan delinquencies, problem assets and foreclosures may increase;

●	collateral for loans, especially real estate, may decline further in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans;

●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us ; and

●	The amount of our low-cost or non-interest bearing deposits may decrease.

Moreover, a significant decline in general economic condition could further impact these local economic conditions and could further negatively affect the financial results of our banking operations.

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

We generally sell in the secondary market all residential mortgage loans that we originate with terms over 10 years on a servicing released basis, earning noninterest income in the form of gains on sale. When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans available for sale. In addition to interest rate levels, weak or deteriorating economic conditions also tend to reduce loan demand. We do sell loans in the secondary market with recourse based upon delinquency or breach of customary representations and warranties we provide to the buyers. If we breach those representations and warranties, the buyers can require us to repurchase the loans and we may incur a loss on the repurchase. Since 2009, we have outsourced the loan processing and underwriting functions with respect to loans that we intend to sell in the secondary market to a third-party company. While we review each application to ensure compliance with secondary market standards, there may be some additional risk in outsourcing these functions to a third party rather than utilizing our own employees. If our relationship with this third-party loan processor/underwriter were to terminate, we would incur additional costs to undertake such functions using our own employees. In addition, if our current third-party arrangement were to be terminated, we may not be able to process and underwrite the same volume of loans for the secondary market using our own employees, which could result in reduced income.

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

The Dodd-Frank Act made extensive changes in the regulation of insured depository institutions. The Dodd-Frank Act, among other things, directs changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, requires originators of certain securitized loans to retain a percentage of the risk for the transferred loans, stipulates regulatory rate-setting for certain debit card interchange fees, repeals restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations. There is a significant possibility that the Dodd-Frank Act will, at a minimum, result in continued increases in regulatory burden, compliance costs and interest expense.

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

We may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations.

We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations. However, some legal and regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there was in place at the time systems and procedures designed to ensure compliance. There may be negative consequences resulting from a finding of noncompliance, including restrictions on certain activities. Such a finding may also damage our reputation as described above and could restrict the ability of institutional investment managers to invest in our securities.

Systems failures, interruptions or breaches of security could have an adverse effect on our financial condition and results of operations.

We are subject to certain operational risks, including, but not limited to, data processing system failures and errors, inadequate or failed internal processes, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. We depend upon data processing, software, communication, and information exchange on a variety of computing platforms and networks and over the Internet, and we rely on the services of a variety of vendors to meet our data processing and communication needs. Despite instituted safeguards, we cannot be certain that all of our systems are entirely free from vulnerability to attack or other technological difficulties or failures. Information security risks have increased significantly due to the use of online, telephone and mobile banking channels by clients and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Our technologies, systems, networks and our clients’ devices have been subject to, and are likely to continue to be the target of, cyber-attacks, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients’ confidential, proprietary and other information, the theft of client assets through fraudulent transactions or disruption of our or our clients’ or other third parties’ business operations. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and we could be exposed to claims from customers. While we maintain a system of internal controls and procedures, any of these results could have a material adverse effect on our business, financial condition, results of operations or liquidity.

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions) and (iii) requires we develop, implement and maintain a written comprehensive information security program containing safeguards appropriate based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level, by the Federal Trade Commission, as well as at the state level, such as with regard to mobile applications.

Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting customer or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial conditions or results of operations. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition or results of operations.

We rely on other companies to provide key components of our business infrastructure.

Third-party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers or otherwise conduct our business efficiently and effectively. Replacing these third party vendors could also entail significant delay and expense.

If our risk management framework does not effectively identify or mitigate our risks, we could suffer losses.

Our risk management framework seeks to mitigate risk and appropriately balance risk and return. We have established processes and procedures intended to identify, measure, monitor and report the types of risk to which we are subject, including credit risk, operations risk, compliance risk, reputation risk, strategic risk, market risk and liquidity risk. We seek to monitor and control our risk exposure through a framework of policies, procedures and reporting requirements. Management of our risks in some cases depends upon the use of analytical and/or forecasting models. If the models used to mitigate these risks are inadequate, we may incur losses. In addition, there may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and could be materially adversely affected.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We conduct our business through our main banking office located in Baltimore City, Maryland, five other full-service branch offices located in Baltimore City and the Maryland counties of Baltimore, Howard and Anne Arundel, and our executive and administrative office located in Towson, Maryland, which also serves as a full service banking office. The aggregate net book value of our premises was $3.6 million at March 31, 2016. Our facilities are adequate and suitable for our operations as conducted by us. The following table sets forth certain information with respect to our offices, including lease expiration dates for leased properties.

Location	Leased or Owned	Year Opened/ Acquired	Lease Expiration Date

Main Office:

5600 Harford Road Baltimore, Maryland 21214	Owned	1937	—

Branches:

8108 Jumpers Hole Road Pasadena, Maryland 21122	Owned	2009	—

8216 Philadelphia Road Rosedale, Maryland 21237	Owned	2015	—

764 Washington Boulevard Baltimore City, Maryland 21230 (1)	Owned	2016	—

8460 Baltimore National Pike Ellicott City, Maryland 21043 (1)	Leased	2016	May 8, 2017

10283 York Road Cockeysville, Maryland 21030 (1)	Leased	2016	Jan. 31, 2020

9 Cranbrook Road Cockeysville, Maryland 21030 (2)	Leased	2000	May 1, 2020

Executive and Administrative Office (3):

501 Fairmount Ave. Suite 200 Towson, Maryland 21286	Leased	2011	November 29, 2016

______________________

(1)	Properties were acquired in the Fraternity Community Bancorp acquisition on May 13, 2016.
(2)

Lease was renewed under a 5 year option on May 1, 2015. This branch was closed May 2, 2016 because of its close proximity to the newly acquired branch located at 10283 York Road. Customer deposits were transferred accordingly. We are still obligated to remit lease payments under the lease terms.

(3)

Our executive and administrative office was a limited service banking office prior to May 4, 2015, at which time this location became a full service banking office. This lease is expected to be renewed at its expiration date.

ITEM 3	LEGAL PROCEEDINGS

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

	Price Range Per Share
Fiscal 2016:	High	Low

Fourth Quarter	$14.50	$13.31
Third Quarter	16.00	13.51
Second Quarter	14.34	13.30
First Quarter	14.50	13.53

	Price Range Per Share
Fiscal 2015:	High	Low

Fourth Quarter	$13.88	$12.60
Third Quarter	13.40	11.50
Second Quarter	13.93	12.95
First Quarter	14.47	12.95

Holders.

As of June 29, 2016, there were approximately 141 holders of record of the Company’s common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

There were no shares repurchased by the Company during fiscal 2016.

ITEM 6.          SELECTED FINANCIAL DATA

The following tables set forth selected historical financial and other data of Hamilton Bancorp, Inc. for the periods and at the dates indicated. The following is only a summary and you should read it in conjunction with the consolidated financial statements of Hamilton Bancorp, Inc. and notes beginning on page F-1 of this Annual Report. The information at March 31, 2016 and 2015 and for the years then ended is derived in part from the audited consolidated financial statements that appear in this Annual Report. The information at March 31, 2014, 2013 and 2012 and for the years then ended is derived in part from audited financial statements that do not appear in this Annual Report.

	At March 31,
	2016	2015	2014	2013	2012
	(In thousands)
Selected Financial Condition Data:

Total assets	$392,917	$291,040	$302,769	$331,962	$318,468
Cash and cash equivalents	67,449	16,644	33,073	33,969	35,250
Investment securities (1)	16,544	21,582	26,778	27,034	18,823
Mortgage-backed securities	53,940	71,357	76,776	89,200	76,008
Loans, net (2)	220,416	159,176	142,914	159,317	169,904
Federal Home Loan Bank of Atlanta stock at cost	1,043	523	266	401	502
Bank-owned life insurance	12,710	12,360	12,002	11,623	8,307
Deposits	313,994	222,319	238,820	260,117	281,015
Borrowings	14,805	6,000	-	-	-
Total equity	61,545	60,800	61,770	67,436	35,065

________________________

(1)	Includes U.S. agency securities, municipal and corporate bonds, and to a much lesser extent, FHLMC debt securities and Federal Home Loan Bank equity securities.
(2)	Includes loans held for sale of $259,000, $581,000, $-0-, $197,000 and $-0- at March 31, 2015, 2014, 2013, 2012 and 2011, respectively.

	For the Years Ended March 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Selected Operating Data:

Interest revenue	$11,318	$9,383	$10,236	$10,885	$12,463
Interest expense	1,843	1,662	1,916	2,802	3,863
Net interest income	9,475	7,721	8,320	8,083	8,600
Provision for loan losses	440	170	1,874	1,730	2,718
Net interest income after provision for loan losses	9,035	7,551	6,446	6,353	5,882
Noninterest revenue	1,554	1,108	1,056	941	947
Noninterest expense	10,260	9,310	9,689	7,773	6,815
Income (loss) before income taxes (benefit)	329	(651)	(2,187)	(479)	14
Income taxes (benefit)	422	(337)	(992)	(307)	(117)
Net income (loss)	$(93)	$(314)	$(1,195)	$(172)	$131

Basic loss per common share	$(0.03)	$(0.10)	$(0.35)	$(0.05)	N/A
Diluted loss per common share	$(0.03)	$(0.10)	$(0.35)	$(0.05)	N/A

	At or For the Years Ended March 31,
	2016	2015	2014	2013	2012

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets (ratio of net income to average total assets)	(0.03)%	(0.11)%	(0.38)%	(0.05)%	0.04%
Return on average equity (ratio of net income to average equity)	(0.15)%	(0.54)%	(1.84)%	(0.33)%	0.36%
Interest rate spread (1)	2.89%	2.70%	2.68%	2.44%	2.62%
Net interest margin (2)	3.02%	2.85%	2.85%	2.62%	2.77%
Efficiency ratio expressed as a percentage (3)	90.43%	106.27%	99.90%	86.14%	71.38%
Noninterest expense to average total assets	3.02%	3.17%	3.08%	2.37%	2.09%
Noninterest revenue to average total assets	0.46%	0.37%	0.33%	0.29%	0.29%
Average interest-earning assets to average interest-bearing liabilities	122.00%	125.10%	125.30%	119.36%	111.65%
Average equity to average total assets	17.98%	19.84%	20.58%	15.72%	11.04%

Asset Quality Ratios:
Non-performing assets to total assets	1.40%	0.93%	1.88%	1.77%	2.55%
Non-performing loans to total loans	2.27%	1.41%	3.48%	3.18%	4.25%
Allowance for loan losses to non-performing loans	33.70%	74.97%	35.44%	40.36%	48.20%
Allowance for loan losses to gross loans	0.76%	1.05%	1.23%	1.28%	2.05%
Net charge-offs to average loans	0.22%	0.18%	1.41%	1.96%	0.20%

Capital Ratios:
Common equity tier 1 capital
(to risk-weighted assets) (4)	19.06%	24.37%	-	-	-
Total capital (to risk-weighted assets) (4)	19.81%	25.32%	28.38%	26.70%	20.66%
Tier 1 capital (to risk-weighted assets) (4)	19.06%	24.37%	27.28%	25.52%	19.40%
Tier 1 capital (to total adjusted assets) (4)	11.78%	15.82%	15.10%	14.13%	9.91%
Equity to total assets	15.66%	20.89%	20.40%	20.31%	11.01%
Tangible equity to tangible assets	14.05%	20.12%	19.65%	19.62%	10.18%

Number of:
Full service offices	5	4	4	5	5
Full time equivalent employees	61	55	58	56	51

(1)     The interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.

(2)     The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

(3)     The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income, excluding investment and property gains, merger related expense, and write-downs and losses on foreclosed real estate.

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

Statements included in this management's discussion and analysis include non-GAAP financial measures and should be read along with the accompanying tables which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. The Company's management uses these non-GAAP financial measures, including: (i) net income pre-acquisition related expenses; and (ii) tangible common equity, in its analysis of the Company's performance. The net income pre-acquisition related expenses and tangible common equity non-GAAP reconciliations, which include tangible book value per share, are presented within the “Overview” section below.

Management believes that non-GAAP financial measures provide additional useful information that allows readers to evaluate the ongoing performance of the Company without regard to transactional activities. Non-GAAP financial measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the Company's performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP financial measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the Company's results or financial condition as reported under GAAP.

Overview

 The Company and its wholly owned subsidiary, Hamilton Bank, continue to show improvement in earnings and earnings per share, despite a significant increase in merger and acquisition costs, as well as loan growth and consistent asset quality for the year ending March 31, 2016 as compared to the year ending March 31, 2015. Net interest income improved $1.8 million during fiscal 2016 compared to fiscal 2015 as the Company continued to show strong loan demand, closed on its acquisition of Fairmount Bancorp, Inc. (“Fairmount”) and worked towards reducing our cost of funds. The Company was able to increase its non-interest revenue over the same time period due to the relocation of our Towson branch to the administrative offices and subsequent sale of the building in the first quarter, which generated a gain on sale of $407,000. Finally, non-interest expense increased $951,000 over the twelve months ending March 31, 2016 compared to the same period a year ago. That increase was due to $900,000 in expenses relating to the acquisition of Fairmount and the execution of a definitive agreement to acquire Fraternity Community Bancorp, Inc. (“Fraternity”), along with the additional expenses associated with operating as a larger institution. The acquisition of Fraternity closed on May 13, 2016. Management has diligently worked at monitoring and improving efficiencies to reduce our overall operating expenses and improve our efficiency ratio going forward.

The following highlights contain additional financial data and events that have occurred during the fiscal year ending March 31, 2016:

●

Hamilton Bancorp successfully completed the acquisition of Fairmount in September 2015. The acquisition, along with organic loan growth, is primarily responsible for increasing our asset size $101.9 million, or 35.0%, from $291.0 million at March 31, 2015 to $392.9 million at March 31, 2016.

●

Gross loans at March 31, 2016 increased by $63 million, or 38.9%, to $223 million year over year. This growth includes $45.1 million in loans originated organically and $57.0 in loans that were either acquired or purchased from other financial institutions. This large increase in loan volume is reflected in the yield on earning assets, which increased 15 basis points from 3.46% in fiscal 2015 to 3.61% in fiscal 2016.

●

Total deposits increased $92 million, or 41.2%, to $314 million at March 31, 2016, compared to total deposits of $222 million at March 31, 2015, including an increase of 63.4% or $46.0 million in core deposits (core deposits are considered all deposits except certificates of deposits).

●

For the fiscal year ending March 31, 2016, the Company reported a net loss of $93,000 or $(0.03) per common share compared to a net loss of $314,000 or $(0.10) per common share for fiscal 2015 – an improvement in operating results of $221,000 year over year. Excluding acquisition expenses, which are not tax deductible, earnings on a year over year basis improved $1.0 million or $0.34 per common share, as illustrated in the following table:

Net Income Excluding Acquisition Related Expense

	Fiscal year ended
	March 31,
	2016	2015	Difference
	(dollars in thousands)
GAAP reported pre-tax income (loss)	$329	$(652)	$981

Add: Acquisition related expenses	900	74	826

Adjusted pre-tax income	1,229	(578)	1,807

Income tax expense (benefit)	422	(337)	759

Adjusted net income (loss)	$807	$(241)	$1,048

Adjusted basic earnings (loss) per common share	$0.25	$(0.08)	$0.34

- The non-GAAP financial measures shown above should not be viewed as a substitute for net income (loss) or earnings (loss) per share in accordance with GAAP. The Company’s management believes that the presentation of net income on a non-GAAP basis, excluding acquisition related expenses provides useful information for evaluating the Company’s operating results and any related trends that may be affecting the Company’s business.

Excluding acquisition related costs from net income, basic earnings per share for the periods shown is calculated as follows:

	Year Ended March 31, 2016	Year Ended March 31, 2015
	(dollars in thousands)
Adjusted net income	$807	$(241)
Average common shares outstanding - basic	3,169,181	3,180,865
Adjusted basic earning (loss) per common share	$0.25	$(0.08)

●

Net interest income for fiscal 2016 was $9.5 million compared to $7.7 million for fiscal 2015, an increase of 1.8 million or 22.7%. As a result, the net interest margin increased 17 basis points to 3.02%, compared to 2.85% last year. This increase is primarily related to the Company’s successful acquisition of Fairmount.

●

Asset quality has remained manageable throughout fiscal 2016. Nonperforming assets to total assets increased from 0.93% at March 31, 2015 to 1.40% at March 31, 2016. The increase is related to one commercial real estate relationship with a book balance of $2.7 million that was placed on non-accrual in October 2015. Excluding this loan relationship, nonperforming assets to total assets would be 0.71%.

●

Net charge-offs increased $162,000 for fiscal 2016 to $428,000, or 0.22% of average loans, from $266,000, or 0.18% of average loans, for fiscal 2015. Net charge-offs for fiscal 2016 include one charge-off for $567,000 in March 2016 relating to the commercial real estate loan relationship previously mentioned. Excluding this one charge-off, we would have had net recoveries of $139,000 for fiscal 2016.

●

The Company ended fiscal 2016 with a book value of $18.03 per common share and a tangible book value of $15.87 per common share compared to $17.79 and $17.06, respectively, at March 31, 2015. Tangible book value decreased as a result of the $4.6 million of goodwill and other intangible assets created in the Fairmount acquisition.

	March 31, 2016	March 31, 2015
Tangible book value per common share:
Total shareholders’ equity	$61,544,583	$60,799,708
Add: Other Comprehensive (Income) loss	21,819	301,315
Less: Goodwill and other intangible assets	(7,386,111)	(2,802,765)
Tangible common equity	$54,180,291	$58,298,258
Outstanding common shares	3,413,646	3,417,713
Tangible book value per common share	$15.87	$17.06

●	The Company maintained strong liquidity and at March 31, 2016 the Bank was deemed “well capitalized” under federal regulations.

●

In October 2015, the Company completed its due diligence and entered into a definitive agreement to acquire Fraternity. The Company has since received all regulatory and shareholder approvals and at the close of business on May 13, 2016, closed on the acquisition of Fraternity. The acquisition was an all cash transaction in which each shareholder of Fraternity common stock will receive $19.25. The cost incurred during fiscal 2016 to complete our due diligence, reach a definitive agreement and submit our regulatory application for this acquisition was approximately $389,000.

Strategic Plan

We have based our 2017-2019 strategic plan on the objective of improving stockholder value and growth through creating sustainable and profitable growth given the current and expected economic and competitive environment in the financial industry. Our short-term goals include continuing the growth of our loan portfolio, changing the mix of our deposits base to be more concentrated in lower costing core deposits, collecting payments on non-accrual and past due loans, enhancing and improving credit quality, expanding fee income, maintaining a sensible branch network, and using technology to improve efficiencies and enhance the customer experience.

We identified several strategic priorities in our three year Strategic Plan. Those priorities included focusing on the following core areas:

●

Efficient Operating Revenue Growth – Generating sustainable, profitable operating revenue through smart growth of earning assets that are funded by low-cost core deposits and growth of noninterest income. In addition, focus on efficient utilization of the Bank’s resources or assets. This strategic priority includes prudent loan growth, sales strategies to attract and grow small business deposit and other fee income services, strategic marketing campaigns, studying and benchmarking efficiency and productivity, and focusing on ways to utilize technology to drive earnings.

●	Well-defined and integrated delivery channels - Create and support delivery channels and branch stratagey that leverages technology and optimizes efficiencies.

●

Acquisition strategy and planning - It is expected that the banking industry will continue to consolidate over the coming years due to a competitive market and the cost of regulatory compliance. Hamilton Bancorp is well positioned to take advantage of strategic opportunities that present themselves either through potential mergers or acquisitions in our marketplace. This may include other financial institutions, individual branches, or loan purchases. The focus will be on proactive evaluation and contact with potential targets and the implementation of a capital strategy to fund such acquisitions, including investor relations. These opportunities, however, will be aligned with our strategic vision and goal of creating shareholder value and growth. We currently have no agreements or arrangements relating to any merger or acquisition.

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

For a discussion of significant accounting policies, see Note 1—Nature of Operations and Summary of Significant Accounting Policies in the Notes to our Consolidated Financial Statements. The following are the accounting policies that we believe require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available:

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

Management, at a minimum, performs a quarterly evaluation of the allowance for loan losses. Consideration is given to historical losses in conjunction with a variety of other factors including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

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

We cannot predict with certainty the amount of loan charge-offs that we will incur. Our regulatory agencies, as an integral part of their examination processes, periodically review our allowance for credit losses. Such agencies may require that we recognize additions to the allowance for credit losses based on their judgments about information available to them at the time of their examination. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for credit losses may be required that would adversely impact earnings in future periods.

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

If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we record the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral. At March 31, 2016, all of our securities were either issued by U.S. government agencies, U.S. government-sponsored enterprises, municipalities, or corporations.

Goodwill Impairment. Goodwill represents the excess purchase price paid over the fair value of the net assets acquired. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company is considered the Reporting Unit for purposes of impairment testing. Impairment testing requires that the fair value of the Company be compared to the carrying amount of the Company’s net assets, including goodwill. If the fair value of the Company exceeds the book value, no write-down of recorded goodwill is required. If the fair value of the Company is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value. We test for impairment of goodwill during February of each year. We estimate the fair value of the Company utilizing four valuation methods including the Comparable Transactions Approach, the Control Premium Approach, the Public Market Peers Approach, and the Discounted Cash Flow Approach.

Based on our impairment testing during February 2016, there was no evidence of impairment of the Company’s goodwill or intangible assets.

Business Combinations. GAAP requires that the acquisition method of accounting, formerly referred to as purchase method, be used for all business combinations and that an acquirer be identified for each business combination. Under GAAP, the acquirer is the entity that obtains control of one or more businesses in the business combination, and the acquisition date is the date the acquirer achieves control. GAAP requires that the acquirer recognize the fair value of assets acquired, liabilities assumed, and any non-controlling interest in the acquired entity at the acquisition date

Income Taxes. We account for income taxes under the asset/liability method. We recognize deferred tax assets for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry-forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period indicated by the enactment date. We establish a valuation allowance for deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. The judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond our control. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred tax assets could change in the near term.

Comparison of Financial Condition at March 31, 2016 and March 31, 2015

Assets. Total assets increased $101.9 million, or 35.0%, to $392.9 million at March 31, 2016 from $291.0 million at March 31, 2015. The increase is attributable to $74.3 million in identifiable assets acquired in the Fairmount acquisition, along with $4.1 million in intangible assets that were created, offset by $14.2 million in cash paid to fund the acquisition. Cash and cash equivalents increased $50.8 million as a result of deposits increasing $91.7 million and investment securities decreasing $22.5 million.

Cash and Cash Equivalents. Cash and cash equivalents increased by $50.8 million, or 305.2%, to $67.4 million at March 31, 2016 from $16.6 million at March 31, 2015. The increase in cash is derived from both the growth in our deposit base and a decrease in our investment portfolio due to called or maturing bonds, normal principal pay-down of our mortgage backed securities and the sale of several securities. Growth in the deposit base was assisted in the fourth quarter by a large deposit from one customer that is expected to be short-term. During the third quarter of fiscal 2016, we began increasing our cash balances in anticipation of funding the $25.7 million cash purchase of Fraternity that closed in the first quarter of fiscal 2017.

Certificates of Deposit Held as Investment. As part of the acquisition of Fairmount, Hamilton acquired $4.5 million in certificates of deposit that are held as investments. At March 31, 2016, this balance equaled $4.0 million. These certificates of deposit consist of individual amounts that are less than $250,000 and fully insured by the FDIC. The weighted average term of the portfolio is 1.8 years.

Securities. Our investment portfolio consists of investment grade securities including U.S. government agency and government-sponsored entity securities, securities issued by states, counties and municipalities, corporate bonds, and mortgage-backed securities. At March 31, 2016, all securities are classified as available for sale. While we usually intend to hold investment securities until maturity, this classification provides us the opportunity to divest of securities that may no longer meet our liquidity objectives. During fiscal 2016, we sold $19.2 million in securities at a gain of $272,000 and purchased $8.0 million additional securities. The majority of the repurchases and sales were completed in the second half of fiscal 2016.

Investment securities decreased $22.5 million, or 24.2%, to $70.5 million at March 31, 2016, from $92.9 million at March 31, 2015. The decrease resulted from $16.8 million in monthly principal pay-downs associated with government sponsored collateralized mortgage obligations and mortgage-backed securities, as well as $23.7 million in securities that were either called or sold during fiscal 2016, partially offset by the $9.7 million in securities that were acquired in the Fairmount acquisition and the $8.0 million of securities purchased. The fair value of the investment portfolio increased $462,000 from an unrealized loss position of $498,000 at March 31, 2015 to an unrealized loss position of $36,000 at March 31, 2016. The increase in fair value of the investment portfolio is a result of the decrease in interest rates over the past year.

The decrease in investments has provided some of the necessary funds to support the growing loan portfolio, as well as assist in generating the $14.2 million in funds needed to complete the Fairmount acquisition and build up the $25.7 million in cash that is necessary for the Fraternity acquisition.

We evaluated securities with unrealized losses for an extended period of time and determined that these losses were temporary because at March 31, 2016, we had the ability to hold them until maturity. Currently, we have no intent to sell these securities, however, if market conditions or funding needs change, we may sell securities if needed. We have not identified any portion of the unrealized loss that is a result of credit deterioration in the issuer of the security. As the maturity date moves closer and/or interest rates decline, any unrealized losses in the portfolio will decline or dissipate.

Loans. Gross loans receivable, excluding loans held for sale and loan origination fees and costs, increased by $62.4 million, or 38.9%, to $222.8 million at March 31, 2016 from $160.4 million at March 31, 2015. Included in loans and leases at March 31, 2016 is $49.4 million in loans associated with the Fairmount acquisition. We also had loan originations of $49.2 million during the year ended March 31, 2016. At March 31, 2016, total loans were 56.7% of total assets compared to 55.1% of total assets at March 31, 2015.

The following table details the composition of loans and the related percentage mix and growth of total loans. In addition to the loans we hold in our portfolio, we had loans held for sale of $259,000 at March 31, 2016 and $581,000 at March 31, 2015.

	March 31, 2016				March 31, 2015		Year-To-Date Growth
				Percent		Percent
	Legacy	Acquired	Total	of Total	Amount	of Total	Amount	Percent
Real estate loans:
One-to four-family:
Residential	$46,263,709	$23,036,569	$69,300,278	31%	$49,864,923	31%	$19,435,355	39%
Residential construction	4,304,189	965,440	5,269,629	2%	3,955,702	2%	1,313,927	33%
Investor	12,076,911	15,783,008	27,859,919	13%	12,971,519	8%	14,888,400	115%
Commercial	75,225,984	2,889,219	78,115,203	35%	59,273,398	37%	18,841,805	32%
Commercial construction	1,982,571	1,274,148	3,256,719	2%	2,405,849	1%	850,870	35%
Total real estate loans	139,853,364	43,948,384	183,801,748	83%	128,471,391	79%	55,330,357	43%
Commercial business	17,773,967	2,621,625	20,395,592	9%	18,489,603	12%	1,905,989	10%
Home equity loans	12,222,688	2,168,073	14,390,761	6%	12,261,292	8%	2,129,469	17%
Consumer	3,072,677	1,106,434	4,179,111	2%	1,166,155	1%	3,012,956	258%
Total loans	$172,922,696	$49,844,516	$222,767,212	100%	$160,388,441	100%	$62,378,771	39%

The Bank continues to focus on growing both commercial real estate and commercial business loans organically as these loans offer higher rates of return and shorter maturity periods than typical retail lending. The largest increase organically in loans during the year is a $16.0 million, or 26.9%, increase in commercial real estate loans from $59.3 million at March 31, 2015 to $75.2 million at March 31, 2016. We have also been able to maintain the balance in commercial business loans, which only declined $716,000 to $17.8 million at March 31, 2016 from $18.5 million at March 31, 2015. The Bank is experiencing the benefits of our new commercial lending platform that has been restructured with new personnel and improved underwriting and monitoring procedures.

Partially offsetting the organic increase in the commercial loan portfolio is a $4.5 million decrease in one- to four-family residential loans (including investor loans) from $62.8 million at March 31, 2015 to $58.3 million at March 31, 2016 as these loans have paid down, prepaid or refinanced. The Bank continues to originate traditional one- to four-family residential loans and sell them in the secondary market at a premium in order to manage interest rate risk in a rising rate environment. During fiscal 2015 the Bank began to promote its one- to four-family residential construction lending program. In fiscal 2015 and 2016, $7.4 million and $9.6 million in residential construction loans were originated, respectively. The construction or draw period on the residential homes is typically nine to twelve months, at which time Hamilton Bank is repaid through permanent financing by a third party.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also provides us noninterest income that is tax-exempt. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At March 31, 2016, our investment in bank-owned life insurance was $12.7 million, an increase of $350,000 from $12.4 million at March 31, 2015. The increase is primarily attributable to the increase in the cash surrender value of the insurance policies.

Deposits. Total deposits (excluding premiums on acquired deposits) increased $91.3 million, or 41.1%, to $313.7 million at March 31, 2016 from $222.3 million at March 31, 2015. Included in deposits at March 31, 2016 is $52.3 million in deposits associated with the Fairmount acquisition. The Company continues to focus on changing its deposit mix to rely less on time deposits as a primary funding source and attract lower costing core deposits (which we consider to be all deposits other than certificates of deposit), including money market accounts.

The following table details the composition of deposits and the related percentage mix and growth of total deposits.

	March 31, 2016				March 31, 2015		Year-To-Date Growth
				Percent		Percent
	Legacy	Acquired	Total	of Total	Amount	of Total	Amount	Percent
Savings	$18,324,160	$14,686,802	$33,010,962	11%	$16,933,011	8%	$16,077,951	95%
Noninterest-bearing checking	19,316,429	431,008	19,747,437	6%	16,652,771	7%	3,094,666	19%
Interest-bearing checking	11,566,739	1,731,938	13,298,677	4%	11,003,370	5%	2,295,307	21%
Money market accounts	50,494,867	2,081,700	52,576,567	17%	28,033,238	13%	24,543,329	88%
Time deposits	161,601,714	33,429,697	195,031,411	62%	149,696,502	67%	45,334,909	30%
	261,303,909	$52,361,145	$313,665,054	100%	$222,318,892	100%	$91,346,162	41%
Premium on deposits asssumed	-	328,597	328,597		-		328,597
Total deposits	$261,303,909	$52,689,742	$313,993,651		$222,318,892		$91,674,759

As loan demand has increased over the second half of fiscal 2016, our strategy with respect to deposit balances has been to grow and maintain our current certificate of deposit base through short-term certificate of deposit promotions, as we continue to focus on growing our core deposits at a faster pace.

Borrowings. Borrowings consist of both short and long-term advances from the Federal Home Loan Bank (FHLB). At March 31, 2016 the Company had $14.5 million in FHLB borrowings outstanding compared to $6.0 million at March 31, 2015. Included in these borrowings is $10.5 million in FHLB advances assumed with the Fairmount acquisition. These borrowings were longer term borrowings and are coming due in one to three years and carry stated rates of 0.8% to 4.2%. As a result of these higher rates when compared to market rates at time of acquisition, we were able to record a premium of $389,000 when accounting for the borrowings at fair value at acquisition. At March 31, 2016 the premium is at $305,000. The amortization of this premium will offset the higher stated rate of these borrowings.

At March 31, 2016, $5.5 million of the total advances are considered short-term and mature in less than one year, while the remaining $9.0 million in advances are considered long-term and mature in more than one year. The longest outstanding borrowing is for $1.0 million and matures in October 2018.

The FHLB borrowings provide an alternative means to support the cash outflow needed to fund new loan originations in coordination with deposit growth. FHLB borrowings can provide a less expensive means to support cash outflow when compared to selling higher yielding investment securities. These obligations are secured by our residential and home equity loan portfolios. At March 31, 2016, we had the ability to borrow approximately $58.0 million in additional funds from the FHLB, subject to our pledging sufficient assets. These obligations will be repaid as our cash position strengthens.

Equity. Total equity increased $745,000, or 1.2%, to $61.5 million at March 31, 2016 from $60.8 million at March 31, 2015. Overall equity was not materially impacted by the acquisition of Fairmount due to the acquisition being an all cash transaction. The increase is more attributable to the $279,000 decrease in accumulated other comprehensive loss associated with an increase in the fair value of the investment portfolio from declining interest rates over fiscal 2016, as well as a $410,000 increase in additional paid in capital associated with the expense derived from equity awards granted in prior periods and a $148,000 decrease in unearned ESOP shares from the release of shares to employees. The Company’s book value per common share was $18.03 at March 31, 2016 compared to $17.79 at March 31, 2015.

Comparison of Results of Operations for the Years Ended March 31, 2016 and March 31, 2015

General. Net loss available to common shareholders was $93,000 or $(0.03) per basic and diluted common share for the fiscal year ended March 31, 2016 compared to a net loss available to common shareholders of $314,000 or $(0.10) per basic and diluted common share for fiscal 2015, an improvement of $221,000. The improvement in net loss resulted primarily from a $1.8 million increase in net interest income and a $447,000 increase in noninterest revenue, partially offset by a $270,000 increase in the provision for loan losses, a $951,000 increase in noninterest expenses, and a $759,000 increase in tax expense due to non-deductible acquisition costs. The Company reported net income before income taxes of $329,000 for the twelve months ended March 31, 2016 compared to a pre-tax loss of $652,000 for the same twelve months a year ago – an improvement of $981,000 in pre-tax income.

Excluding acquisition related expenses, net income for fiscal 2016 would have been $807,000 compared to a loss of $241,000 in fiscal 2015, excluding similar factors. This is an improvement of $1.0 million year over year and an increase in earnings per common share of $.34 after tax (please refer to the table on page 42 under “Overview” within Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Net Interest Income. Net interest income before provision for loan losses increased $1.8 million, or 22.7%, to $9.5 million for the year ended March 31, 2016 compared to $7.7 million for the year ended March 31, 2015. The increase in net interest income was due to a $1.9 million increase in interest revenue, partially offset by an $182,000 increase in interest expense. The increase in interest revenue was due to an increase in the average balance of interest-earning assets, particularly higher yielding loans, as well as an increase in average yield on interest-earning assets. The average balance of interest-earning assets increased $42.8 million, or 15.8%, during the twelve months ended March 31, 2016 compared to the same period in fiscal 2015, while the average yield increased 15 basis points from 3.46% to 3.61% over that same period. Over this period, the Bank was able to increase the average balance of higher interest-earning assets, particularly loans due to both organic growth and the acquisition of Fairmount, while lowering the average balance of lower yielding investment securities.

The increase in the average balance of interest-earning assets for the year ended March 31, 2016 was offset by a $40.6 million increase in the average balance of interest-bearing liabilities over that same period. The increase is attributable to both deposits and borrowings acquired in the Fairmount acquisition, as well as management’s focus on increasing the deposit base to fund organic loan growth. The average cost of interest-bearing liabilities decreased 5 basis points from 0.77% for the twelve months ended March 31, 2015 to 0.72% for the twelve months ended March 31, 2016. Our net interest margin for the year ended March 31, 2016 increased 17 basis points from 2.85% to 3.02% as compared to the 2015 period.

Interest Revenue. Interest revenue increased $1.9 million, or 20.6% to $11.3 million for the year ended March 31, 2016, compared to $9.4 million for the year ended March 31, 2015. This increase is attributable to an increase in interest and fees on loans, partially offset by a decrease in interest revenue from investment securities.

Interest and fees on loans increased $2.3 million, or 31.6%, to $9.6 million for the twelve months ended March 31, 2016, compared to $7.3 million for the same period a year ago. The increase in interest and fees on loans is due to a $50.6 million increase in the average balance of net loans from $146.7 million for the twelve months ended March 31, 2015 to $197.3 million for the twelve months ended March 31, 2016. The increase in average loans is attributable to our new commercial lending platform and staff that was put in place at the beginning of fiscal 2015, as well as the increase in loans associated with the Fairmount acquisition that was completed in the middle of September 2015. Partially offsetting the revenue derived from an increase in the average balance of loans is an 11 basis point decline in the yield earned on average loans from 5.00% for the year ended March 31, 2015 to 4.89% for the year ended March 31, 2016. The decline in yield is a result of the extended low interest rate environment and the competitive pressure relating to pricing.

Interest revenue on investment securities decreased $447,000 to $1.6 million during the twelve months ended March 31, 2016 from $2.0 million during the twelve months ended March 31, 2015. The average balance of investment securities decreased by $21.0 million, or 20.1%, to $83.3 million during the year ended March 31, 2016 from $104.3 million during the same period last year, while the average yield decreased from 1.94% to 1.89% over that same period. The largest decrease in the average balance of investment securities was in mortgage-backed securities, which declined $16.7 million to $62.4 million during the twelve months ended March 31, 2016 from $79.1 million during the same period last year. The proceeds from the decrease in mortgage-backed securities have been used to fund the increase in the average loans associated with organic growth over the same period, as well as to assist in building up cash reserves in anticipation of the $25.7 million, all cash acquisition of Fraternity that closed on May 13, 2016.

Interest Expense. Total interest expense increased $182,000, or 10.9%, to $1.8 million for the year ended March 31, 2016 compared $1.7 million for the year ended March 31, 2015. The average interest bearing deposits increased $30.2 million, or 14.0%, to $245.5 million for the twelve months ended March 31, 2016 from $215.2 million for the twelve months ended March 31, 2015. The average cost of deposits declined to 0.71% for the year ended March 31, 2016 compared to 0.77% for the same period a year ago, a 6 basis point decline. A significant portion of our time deposits have already re-priced in today’s low interest rate environment, as a result, the increase in interest expense is more attributable to an increase in average balances than it is to a decrease in the average cost of deposits.

For the year ended March 31, 2016, we were able to change the mix of the average interest bearing liabilities compared to the same period last year by maintaining our maturing certificates of deposits and focusing on growing lower cost core deposits, including savings, interest-bearing checking and money market accounts. The average balance of time deposits increased $11.3 million, or 7.0%, to $172.0 million for the year ended March 31, 2016 compared to $160.8 million for the year ended March 31, 2015. Over this same period, core interest bearing deposits increased $18.9 million, or 34.8%, to $73.4 million for the year ended March 31, 2016 compared to $54.5 million for the year ended March 31, 2015. The growth in core deposits was primarily a result of the continued efforts by our cash management and financial service teams, as well as those core deposits purchased in the Fairmount acquisition.

Non-interest bearing deposits allow us to fund growth in interest earning assets at minimal cost. As a result of the growth generated from the efforts of our cash management personnel and commercial loan officers working with commercial clients to move their deposit relationship to Hamilton Bank and the Fairmount acquisition, average non-interest bearing deposits increased $2.5 million, or 15.0%, to $19.2 million for the year ended March 31, 2016, compared to $16.8 million for the year ended March 31, 2015.

For the year ended March 31, 2016, average interest-bearing borrowings were $11.9 million compared to an average balance of $1.5 million for the same period a year ago. At March 31, 2016, the Bank had $14.8 million in outstanding advances from the FHLB, including $10.8 million in borrowings assumed through the Fairmount acquisition. These borrowings carried an average rate of 0.85% for the year ended March 31, 2016. Borrowing from the FHLB in today’s low interest rate environment can be a more cost effective means to obtain funds if deposits are not growing compared to selling investment securities that are earning a higher yield.

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

	Year Ended March 31,
	(dollars in thousands)
	2016			2015
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Cash and cash equivalents	$33,285	$96	0.29%	$20,077	$26	0.13%
Investment securities (1)	20,924	476	2.27%	25,228	566	2.24%
Mortgage-backed securities	62,415	1,102	1.77%	79,113	1,459	1.84%
Loans receivable, net (2)	197,276	9,644	4.89%	146,720	7,331	5.00%
Total interest-earning assets	313,900	11,318	3.61%	271,138	9,382	3.46%
Noninterest-earning assets	25,555			22,492
Total assets	$339,455			$293,630

Interest-bearing liabilities:
Certificates of deposit	$172,064	$1,652	0.96%	$160,764	$1,611	1.00%
Money Market	35,124	61	0.17%	29,168	36	0.12%
Statement savings	25,843	25	0.10%	15,343	8	0.05%
NOW accounts	12,447	4	0.03%	9,967	3	0.03%
Total interest-bearing deposits	245,478	1,742	0.71%	215,242	1,658	0.77%
Borrowings	11,867	101	0.85%	1,489	4	0.27%
Total interest-bearing liabilities	257,345	1,843	0.72%	216,731	1,662	0.77%

Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	19,282			16,765
Other noninterest-bearing liabilities	1,809			1,879
Total liabilities	278,436			235,375
Total shareholders’ equity	61,019			58,255
Total liabilities and shareholders’ equity	$339,455			$293,630

Net interest income		$9,475			$7,720
Net interest rate spread (3)			2.89%			2.69%
Net interest-earning assets (4)	$56,555			$54,407
Net interest margin (5)			3.02%			2.85%
Average interest-earning assets to average interest-bearing liabilities	121.98%			125.10%

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

	2016 Compared to 2015
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:

Cash and cash equivalents	$17	$53	$70
Investment securities	(96)	6	(90)
Mortgage-backed securities	(307)	(50)	(357)
Loans receivable	2,528	(215)	2,313
Total interest-earning assets	2,142	(206)	1,936

Interest-bearing liabilities:

Certificates of Deposit	113	(72)	41
Money Market	7	18	25
Statement savings	5	12	17
NOW accounts	1	-	1
Borrowings	28	69	97

Total interest-bearing liabilities	154	27	181

Change in net interest income	$1,988	$(233)	$1,755

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. The provision for loan loss losses for the year ended March 31, 2016 was $440,000, an increase of $270,000 compared to a provision for loan losses of $170,000 for the year ended March 31, 2015. We recorded a higher provision during fiscal 2016 compared to fiscal 2015 due to a $567,000 charge-off taken in March 2016 relating to one loan relationship. Outside of this one issue, net charge-offs were comparable to the prior year and asset quality remained strong. Management identified probable losses in the loan portfolio and recorded net charge-offs of $428,000 for the twelve months ended March 31, 2016, compared to $266,000 for the twelve months ended March 31, 2015.

The allowance for loan losses was $1.7 million, or 33.7% of non-performing loans at March 31, 2016 compared to $1.7 million, or 75.0% of non-performing loans at March 31, 2015. The decrease in the percentage is due to two related commercial real estate loans with a book balance totaling $2.7 million that were placed on non-accrual in October 2015. We charged-off $567,000 of this loan in March 2016.

During the year ended March 31, 2016, loan charge offs totaled $893,000 with recoveries of $465,000, compared to $323,000 in charge offs and $58,000 in recoveries during the year ended March 31, 2015. In December 2015, the Company recorded a recovery of $237,000 relating to one non-performing commercial construction loan that was sold. In March 2014, the Company had charged-off $1.0 million relating to this loan. During fiscal year 2016 and into fiscal 2017, we expect that we will continue our emphasis in growing commercial real estate and commercial business loans, which have higher interest rates than one-to four-family mortgage loans, but are generally considered to bear higher risk than one-to four-family mortgage loans and could contribute to higher provisions going forward.

Noninterest Revenue. Noninterest revenue increased $447,000, or 40.3%, to $1.6 million for the year ended March 31, 2016 compared to fiscal 2015. The following table outlines the changes in noninterest revenue for the twelve month periods.

	Years Ended 31,
	2016	2015	$ Change	% Change
Service charges	$383,289	$400,263	$(16,974)	(4.2)
Gain on sale of investment securities	271,559	271,551	8	0.0
Gain on sale of loans held for sale	44,831	35,066	9,765	27.8
Gain on sale of property and equipment	407,188	1,832	405,356	N/A
Earnings on bank-owned life insurance	349,938	357,891	(7,953)	(2.2)
Other fees and commissions	97,703	41,137	56,566	137.5

Total noninterest revenue	$1,554,508	$1,107,740	$446,768	40.3

Noninterest revenue primarily increased as a result of gains on the sale of property and equipment, along with increases in other fees and commissions. The increase in gain on sale of property and equipment is a result of the Company closing its Towson branch location in early May of 2015 and converting its limited service branch located at the administrative offices in Towson to a full service branch. The Towson branch closure allowed us to reduce expenses and continue to give our customers in the Towson area the same quality service and convenience. The Towson branch property was sold for $500,000, generating a gain on sale of $407,000 after applicable expenses. The increase in other fees and commissions is related to loan fees charged to customers, including $21,000 in extension fees to commercial loan borrowers.

The increase in gain on sale of loans held for sale is attributable to the revenues earned on loans sold in the secondary market and the premiums associated with such sales. We sell our newly originated one-to four-family residential mortgage loans with a maturity greater than 10 years to the secondary market with service released to assist in managing our interest rate risk in anticipation of rising interest rates.

Offsetting the increases in noninterest revenue were decreases in service charges and earnings on bank-owned life insurance (BOLI). Service charges primarily pertain to fees associated with retail deposit products. We have continued to focus on growing our core deposits, particularly checking accounts, which typically generate more service fee income. We continually review our fee structure on transactional accounts so that we may be more aligned with our market. Customers, however, have become more cost conscious of fees and better manage their deposit relationship with the Bank. Earnings on BOLI decreased as a result of lower earning rates received on this investment during the twelve months ended March 31, 2016 compared to the same period last year.

Noninterest Expense. Noninterest expense increased $951,000, or 10.2%, to $10.3 million for the year ended March 31, 2016 compared to $9.3 million for the year ended March 31, 2015. The following table outlines the changes in noninterest expense for those periods.

	Years Ended March 31,
	2016	2015	$ Change	% Change
Salaries and benefits	$5,218,611	$5,058,906	$159,705	3.2
Occupancy	779,325	746,762	32,563	4.4
Advertising	138,791	141,288	(2,497)	(1.8)
Furniture and equipment	318,218	314,282	3,936	1.3
Data processing	585,825	547,227	38,598	7.1
Legal services	162,917	279,520	(116,603)	(41.7)
Other professional services	383,125	374,520	8,605	2.3
Merger related expenses	899,606	73,505	826,101	N/A
Deposit insurance premiums	227,112	231,442	(4,330)	(1.9)
Foreclosed real estate expense and losses	17,157	222,041	(204,884)	(92.3)
Other operating	1,529,871	1,320,436	209,435	15.9

Total noninterest expense	$10,260,558	$9,309,929	$950,629	10.2

The $951,000 increase in noninterest expense during the twelve months ended March 31, 2016, as compared to the same period of 2015, was attributable to $900,000 in acquisition related costs pertaining to the Fairmount acquisition that closed in September 2015, as well as the acquisition of Fraternity that closes in May 2016. This expense includes fees paid to attorneys, investment bankers and accountants, data conversion, as well as other related costs. A breakdown of these expenses is shown in the following table.

	Year Ending March 31, 2016
	Fairmount	Fraternity	Total

Legal	$255,311	$247,015	$502,326
Professional Services	176,786	140,173	316,959
Advertisisng	2,779	2,106	4,885
Data Processing	48,745	-	48,745
Other	26,547	144	26,691
	$510,168	$389,438	$899,606

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

Other noninterest expenses that increased during the year ended March 31, 2016 compared to the same period last year included salaries and benefits and other operating expense. Salaries and benefits increased slightly, despite taking on new employees and benefits associated with the Fairmount acquisition. The Company changed its health benefit carrier and several employees’ employment was terminated and they were not replaced. Included within salaries and benefits for the year ended March 31, 2016 and 2015, is $316,000 and $303,000, respectively, in expense relating to equity awards granted to officers under the Company’s Equity Incentive Plan. The equity awards provide for management to have a vested interest in the performance of the Company and share in the benefit of an increase in shareholder value. Similarly, other operating expenses for the same periods include $118,000 in expense associated with equity awards granted to Directors.

The increase in other operating expense consists of several items, including adjustments to the deferral of Director fees associated with loan origination costs, new costs associated with residential investor loans acquired from Fairmount and the management of those properties, additional amortization expense associated with the core deposit intangible created in the Fairmount acquisition, increased regulatory filing expenses, and other miscellaneous items such telephone and dues and subscriptions.

Other than the noninterest expenses previously discussed, the majority of other noninterest expenses, including foreclosed real estate and legal, either remained unchanged or decreased during the year ended March 31, 2016 compared to the same period a year ago. Foreclosed real estate expense and loss decreased this year as compared to the prior year as a result of a $221,000 write down in the fourth quarter of last year on one property that we continue to hold in foreclosed real estate as of March 31, 2016. We continued to pay real estate taxes and other maintenance costs on this property during fiscal 2016 as we continue to list the property for sale.

Legal expenses continue to trend downward as we have worked through our problem assets and subsequently have not incurred any significant new problems within the loan portfolio. Our new lending platform has made our underwriting stronger and improved our credit monitoring. Legal costs, however, may increase in the near future as we work through the problem loans acquired in the Fairmount and Fraternity acquisitions going forward.

Management actively explores ways to cut costs and improve efficiency. We monitor our costs associated with daily operations and review existing vendor contracts for additional savings and/or seek alternative vendors. These actions, along with efficiencies achieved through the acquisition of Fairmount, continue to improve our efficiency ratio.

Income Tax Expense. We recorded tax expense of $422,000 for the year ended March 31, 2016 after a pre-tax net income of $329,000, compared to a tax benefit of $337,000 for the year ended March 31, 2015 after a pre-tax net loss of $652,000. The high tax expense in the current year in comparison to the net income before tax is due to the $900,000 in merger related expenses that are not tax deductible and increase the taxable income amount compared to book income. As a result, the effective income tax rate was 128% for the year ended March 31, 2016 compared to a negative effective tax rate of 52% for the year ended March 31, 2015. The effective tax rate was negative in fiscal 2015 due to the net loss before income taxes and the impact from tax-exempt revenue.

Risk Management

Managing risk is an essential part of successfully operating a financial institution. We have a comprehensive Enterprise Risk Management (ERM) program in place that addresses risks within the Company. The ERM program and the associated risks are updated and reviewed quarterly and presented to the Joint Risk and Audit Committee which has oversight of the program. Risks are rated compared to the Company’s risk appetite; action plans are developed by management for those risks outside of the board established parameters. Once the Joint Risk and Audit Committee approves the ERM program, the ERM program is presented to the full board. Our most significant types of risk are economic risk and regulatory and compliance risk.

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

Although we experienced a significant increase in delinquent and non-performing commercial real estate and commercial business loans during fiscal 2012, the majority (approximately 78%) of such loans experiencing issues at March 31, 2012 were related to loan participations and loan purchases that we entered into prior to fiscal 2010 and prior to hiring experienced commercial lending staff and fully establishing our own commercial lending program. During 2010, we decided that we would not purchase or participate in commercial business or commercial real estate loans in the near future, although we may look at opportunities for participations and purchases on a case by case basis. As a result of our new policies and procedures in fiscal 2015, along with in-house commercial underwriting, we once again have entered into loan participations and purchases with other financial institutions. Participations and loan purchases provide another opportunity, if underwritten and monitored properly, to increase our lending in a competitive market.

During fiscal 2015 we revised our commercial loan underwriting policies, implemented a new loan monitoring system and hired additional staff dedicated to ensuring that all required loan information and documentation is obtained at the time a loan is originated and that such information is updated as required by our underwriting policies. This loan monitoring system, which tracks loans originated by the Bank, as well as loan participations and purchased loans, is also integrated with our general ledger, which allows management to monitor loan payment history and changes in loan status on a real time basis. In addition, we have established a formal loan delinquency committee to address delinquent and non-performing loans. We believe that the improvements that we have made to our commercial lending capabilities during fiscal 2014 and 2015 have allowed us to successfully implement our strategy of increasing our commercial lending operations.

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

Commercial loan officers are responsible for the prompt follow up with borrowers who become delinquent on commercial loans. Officers determine the cause of the delinquency and work with the borrower to institute a short-term plan to eliminate the delinquency. Commercial loans that become over 30 days delinquent are reported to the Chief Lending Officer for collection. If no reasonable plan to cure a delinquency over 60-90 days is reached, the Bank will initiate legal action, repossession, foreclosure, non-accrual or charge-off. When a commercial loan becomes 75 days delinquent, the Special Asset Officer is required to re-verify all documentation, including adequate insurance coverage. Commercial loans 90 days delinquent are generally placed on non-accrual and evaluated for impairment to determine if charge-off is necessary. All loans over 90 days delinquent are reported to the board of directors monthly. All charged-off loans and subsequent recoveries are reported in aggregate on a monthly basis to the appropriate members of senior management and the Board of Directors. Prior to the extension of non-accrual status beyond six months, a request for extension must be properly executed with appropriate approval signed by the Loan Committee, which includes two independent Board members. At the time the loan is placed in non-accrual, the accrued, but unpaid interest is reversed against the loan account in accordance with the Bank’s non-accrual policy. A loan may not be removed from non-accrual status until the loan is paid current or, under a modification agreement, an adequate period of time has passed in which the borrower has demonstrated the ability to make payments and their cash flow supports the payment going forward. At this point, management will determine whether or not to return the loan to accrual status.

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

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At March 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$813	$628	$284	$1,006	$706
One- to four-family investor	638	11	159	372	305
Construction	-	1,375	1,552	1,003	1,337
Commercial	2,717	-	-	1,407	2,598
Commercial business loans	122	226	2,041	1,307	2,375
Consumer loans:
Home equity loans and lines of credit	49	15	204	37	30
Other consumer	3	-	-	-	18

Total non-accrual loans	4,342	2,255	4,240	5,132	7,369

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
One- to four-family residential	166	-	-	-	-
One- to four-family investor	542	-	-	-	-
Construction	-	-	-	-	-
Commercial	-	-	301	-	-
Commercial business loans	-	-	500	-	-
Consumer loans:
Home equity loans and lines of credit	-	-	-	-	-
Other consumer	-	-	-	-	-
Total loans delinquent 90 days or greater and still accruing	708	-	801	-	-
Total non-performing loans	5,050	2,255	5,041	5,132	7,369

Other real estate owned and foreclosed assets:
Real estate loans:
One- to four-family residential	-	12	-	-	-
One- to four-family investor	-	-	-	-	-
Construction	443	443	664	-	-
Commercial	-	-	-	756	756
Commercial business loans	-	-	-	-	-
Consumer loans:
Home equity loans and lines of credit	-	-	-	-	-
Other consumer	-	-	-	-	-
Total other real estate owned and Foreclosed assets	443	455	664	756	756

Total non-performing assets	5,493	2,710	5,705	5,888	8,125

Performing troubled debt restructurings	2,105	5,339	1,538	1,458	1,417
Total non-performing assets and performing troubled debt restructurings	$7,598	$8,049	$7,243	$7,346	$9,542

Ratios:
Non-performing loans to total loans	2.27%	1.41%	3.48%	3.18%	4.25%
Non-performing assets to total assets	1.40%	0.93%	1.88%	1.77%	2.55%

Non-performing loans totaled $5.1 million at March 31, 2016 compared to $2.3 million at March 31, 2015, an increase of $2.8 million. A large portion of the increase is related to one commercial real estate relationship with a book value of $2.7 million that was placed on non-accrual during fiscal 2016. Non-performing loans associated with all loan types increased during fiscal 2016 compared to fiscal 2015, except construction and commercial business loans. The majority of these increases are do the non-performing loans acquired in the Fairmount trasaction that are accounted for at fair value.. The largest decrease in non-performing loans was in construction loans which decreased $1.4 million to $-0- at March 31, 2016. Non-performing assets to total assets increased 50.5% to 1.40% at March 31, 2016 compared to 0.93% at March 31, 2015 as a result of the commercial relationship previously discussed. The graph below shows the change in non-accrual loans during fiscal 2016 on a month-by-month basis as a percentage of gross loans:

At March 31, 2015, non-performing commercial construction loans consisted of one loan with a contractual principal balance of $2.6 million and a recorded investment balance of $1.4 million. This note was subsequently sold during fiscal 2016. The loan was participated with three other financial institutions. Hamilton Bank was not the lead lender and had a 20% participation in this loan. The project involved the construction of a church that had been on-going for almost eight years and required an additional $2.1 million to complete. The participants originally looked into selling the note in fiscal 2014 at a 40% discount to reduce their lending position. Based upon this value, Hamilton Bank charged-off $1.0 million of the loan balance during the year ended March 31, 2014 and placed the loan on non-accrual. Since being placed on nonaccrual, the borrower continued to make the required interest payments on a timely basis and the Bank applied those payments as a principal reduction. The loan was sold in December 2015 for $1.5 million and the Bank was able to recognize a recovery of $237,000 based upon a book balance of $1.3 million.

Non-performing commercial real estate loans totaled $2.7 million and consisted of two related loans at March 31, 2016. Together these loans have a contractual principal balance of $3.4 million and a recorded investment balance of $2.7 million ($567,000 charged-off to date). The loan was placed on non-accrual in October 2015 due to deteriorating cash flow, a pending lawsuit, and the inability of the borrower to make the principal payment under an existing troubled debt restructuring (“TDR”) agreement. After being placed on non-accrual, the borrower continued to make the interest only payments and the Bank is applying those funds as a principal reduction to the loans. The property is currently listed for sale by a broker.

Non-performing commercial business loans totaled $122,000 and consisted of one loan that is partially guaranteed by the Small Business Administration (“SBA”) as of March 31, 2016. This loan has a contractual balance of $264,000 and a recorded investment balance of $122,000. The loan is 50% guaranteed by the SBA. The borrower installed solar panel systems for both residential and commercial customers. Due to declining business and net losses, the borrower decided to close the business in January 2014. Collateral on the loan consisted of an investment property and the personal residence of the guarantor, along with the business assets of the company. This collateral has been liquidated and applied against the principal of the loan. The Bank has charged-off $131,000 to date or roughly its 50% portion of the contractual balance of the loan. The remaining principal loan balance represents anticipated payment from the SBA based upon its 50% guarantee. Subsequent to March 31, 2016, the Bank did receive final payment from the SBA in regards to this loan.

Part of the loan portfolio acquired in the Fairmount acquisition consisted of $16.0 million in one-to four-family non-owner occupied (“investor”) loans. At March 31, 2016, there are $1.2 million in investor loans that are classified as non-performing and all, except $28,000 pertain to loans acquired in the Fairmount transaction. Included in the $1.2 million in investor loans is $638,000 in loans that are on non-accrual. This balance primarily is associated with three different borrowers, each of which has multiple investor properties. The investment properties are largely located in Baltimore City. The borrowers have been able to make payments on these loans until recently. The Bank is in the process of getting updated appraisals to evaluate the fair value of these properties and will take the required charge-offs, if necessary.

There are 8 acquired investor loans totaling $542,000 that are also classified as non-performing, but are 90 days past due and accruing as of March 31, 2016. The loans are paying as agreed under their contractual terms; however, they have reached maturity and are in the process of being renewed by the bank. Because they are past their contractual maturity date and the note requires full payment of principal at maturity, these loans are in default and classified as non-performing. Once these loans are extended or renewed, they will be returned to performing status.

At March 31, 2016, there is $979,000 in owner occupied, one-to four-family residential loans that are classified as non-performing loans, of which $813,000 are classified as non-accrual and $166,000 are 90 days past due and still accruing. Non-accrual loans consist of 21 loans in total, including 7 loans that comprise $620,000, or 76.3% of the outstanding balance. During fiscal 2016, the bank has not charged-off any of these seven loans. The $166,000 in non-performing loans that are 90 days past due and accruing pertain to one loan that is in the process of being renewed or extended, at which time it will be returned to performing status as discussed previously.

As of March 31, 2016, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $186,000.

Troubled Debt Restructurings (“TDR”). At March 31, 2016, Hamilton Bank had a total of $4.9 million in TDRs, including twelve one- to four-family residential real estate loans totaling $1.6 million, two commercial real estate loans totaling $2.7 million, and two commercial business loans equaling $648,000. Nearly $1.5 million of the TDRs pertaining to one- to four-family residential real estate loans were performing in accordance with their modified terms as of March 31, 2016, compared to 4 one-to four-family residential real estate loans, totaling $101,000, that were on non-accrual.

The two commercial real estate loans totaling $2.7 million became TDR’s at the end of the second fiscal quarter of 2015 and are currently on non-accrual. These are the same loans discussed earlier under the commercial real estate non-performing loans. The loan was placed on non-accrual in October 2015 and subsequently recorded a $567,000 charge-off in March 2016. The property securing both loans is currently on the market for sale.

The two commercial business loans that are TDRs total $648,000 and are performing as agreed under their modified terms. One of these loans has an outstanding balance of $613,000 at March 31, 2016 and was on non-accrual when it was originally modified. The borrower has continued to make payments and the loan has been on accrual status now for over a year.

We had $5.5 million of TDRs at March 31, 2015, which included $1.3 million in one- to four-family residential real estate loans that were performing in accordance with their modified terms, the same two commercial real estate loans equaling $3.4 million that were performing at the time, and three commercial business loans totaling $674,000, two of which were on non-accrual totaling $60,000 and reported as non-performing loans.

Delinquent Loans. The following table sets forth certain information regarding delinquencies in our loan portfolio.

	60 to 89		90 or More
	Days Delinquent		Days Delinquent		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At March 31, 2016:
Real estate loans:
One- to four-family residential	3	$99	12	$688	15	$787
One- to four-family investor	-	-	29	1,180	29	1,180
Construction	-	-	-	-	-	-
Commercial	-	-	2	2,717	2	2,717
Commercial business loans	-	-	1	122	1	122
Consumer loans:
Home equity loans and lines of credit	-	-	1	43	1	43
Other consumer	-	-	1	4	1	4
Total loans	3	$99	46	$4,754	49	$4,853
At March 31, 2015:
Real estate loans:
One- to four-family residential	3	$159	13	$476	16	$635
One- to four-family investor	-	-	1	11	1	11
Construction	-	-	1	1,375	1	1,375
Commercial	-	-	-	-	-	-
Commercial business loans	2	734	4	226	6	960
Consumer loans:
Home equity loans and lines of credit	-	-	1	6	1	6
Other consumer	-	-	-	-	-	-
Total loans	5	$893	20	$2,094	25	$2,987
At March 31, 2014:
Real estate loans:
One- to four-family residential	-	$-	16	$283	16	$283
One- to four-family investor	-	-	2	159	2	159
Construction	1	1,242	-	-	1	1,242
Commercial	-	-	1	301	1	301
Commercial business loans	2	2,173	5	1,802	7	3,975
Consumer loans:
Home equity loans and lines of credit	-	-	4	205	4	205
Other consumer	-	-	-	-	-	-
Total loans	3	$3,415	28	$2,750	31	$6,165
At March 31, 2013:
Real estate loans:
One- to four-family residential	5	$179	17	$999	22	$1,178
One- to four-family investor	-	-	5	372	5	372
Construction	-	-	1	1,003	1	1,003
Commercial	-	-	1	1,407	1	1,407
Commercial business loans	-	-	1	319	1	319
Consumer loans:
Home equity loans and lines of credit	-	-	1	37	1	37
Other consumer	-	-	-	-	-	-
Total loans	5	$179	26	$4,137	31	$4,316
At March 31, 2012:
Real estate loans:
One- to four-family residential	1	$7	8	$706	9	$713
One- to four-family investor	-	-	4	305	4	305
Construction	-	-	1	1,337	1	1,337
Commercial	-	-	2	2,598	2	2,598
Commercial business loans	-	-	5	2,375	5	2,375
Consumer loans:
Home equity loans and lines of credit	-	-	2	30	2	30
Other consumer	1	1	3	18	4	19
Total loans	2	$8	25	$7,369	27	$7,377

The increase in loans 90 or more days delinquent for fiscal 2016 as compared to fiscal 2015 was due to increases in residential investor loans and commercial real estate, partially offset by a decrease in construction loans. See the discussion of non-performing loans above for additional information regarding loans that are 90 or more days delinquent for the period ended March 31, 2016.

Classified Assets. Federal regulations require that each insured financial institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss”. Each is defined as follows:

Substandard - A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans have a well defined weakness, or weaknesses, that jeopardize the collection or liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. This will be the measurement for determining if a loan is impaired. Borrowers may exhibit recent or unexpected unprofitable operations, an inadequate debt service coverage ratio, or marginal liquidity and capitalization. These loans require more intense supervision by Bank management.

Doubtful - A doubtful loan has all the weaknesses inherent as a substandard loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. A loan classified as doubtful exhibits loss potential. However, there is still sufficient reason to permit the loan to remain on the books. A doubtful classification could reflect the deterioration of the primary source of repayment and serious doubt exists as to the quality of the secondary source of repayment.

Doubtful classifications should be used only when a distinct and known possibility of loss exists. When identified, adequate loss should be recorded for the specific assets. The entire asset should not be classified as doubtful if a partial recovery is expected, such as liquidation of the collateral or the probability of a private mortgage insurance payment is likely.

Loss - Loans classified as loss are considered uncollectable and of such little value that their continuance as loans is unjustified. A loss classification does not mean a loan has absolutely no value; partial recoveries may be received in the future. When loans or portions of a loan are considered a loss, it will be the policy of the Bank to write-off the amount designated as a loss. Recoveries will be treated as additions to the allowance for loan losses.

Another category, designated “special mention”, may also be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. If a classified asset is deemed to be impaired with measurement of loss, the Bank will establish a charge-off of the loan pursuant to Accounting Standards Codification Topic 310, “Receivables.”

The following table sets forth information regarding classified assets and special mention assets at March 31, 2016, 2015 and 2014.

	At March 31,
	2016	2015	2014
	(In thousands)
Classification of Assets:
Substandard	$5,310	$6,782	$10,180
Doubtful	-	-	-
Loss	-	-	-
Total Adversely Classified Assets	$5,310	$6,782	$10,180
Special Mention	$11,969	$7,742	$7,820

The following graph shows both special mention and substandard loans, including unfunded commitments, as a percentage of gross loans throughout fiscal 2016:

At March 31, 2016, substandard assets consisted of three commercial real estate loans, two of which are to the same borrower, totaling $2.9 million and four commercial business loans totaling $666,000. At that same date, there were 39 residential mortgage loans totaling $1.6 million that were classified as substandard, including $757,000 owner occupied residential loans made up of 17 loans and $782,000 in investor loans comprised of 22 loans. The majority of the investor loans were acquired in the Fairmount transaction. In addition, there were three loans totaling $59,000 that were home equity loans and two mobile home loans equaling $42,000 that were also classified as substandard.

At March 31, 2016, there are no loans classified as doubtful.

At March 31, 2016, special mention loans consisted of 29 one-to-four family mortgage loans totaling $2.8 million, including 15 loans equaling $2.0 million that owner-occupied residential loans and 14 loans equaling $841,000 that are residential investor loans. Also included in special mention loans are 3 commercial real estate loans totaling $5.7 million, two of which are to the same borrower equaling $2.4 million and seven commercial business loans totaling $3.5 million, one of which is for $1.8 million.

Analysis and Determination of the Allowance for Loan Losses. We maintain the allowance through a provision for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Recoveries on loans charged-off are restored to the allowance for loan losses. The allowance for loan losses is maintained at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Consideration is given to historical losses in conjunction with a variety of other factors including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. We evaluate our allowance for loan losses on a quarterly basis or more frequently if deemed necessary. Management modified the analysis in fiscal 2015 by weighting our net charge-off history to specifically reflect recent changes in the loan portfolio, the commercial lending staff, and our internal credit administration. We make adjustments to the external factors in the calculation during the year as deemed fit. We will continue to monitor all items involved in the allowance calculation closely. Additional information on our methodology for calculating the allowance for loan losses is described in this Item 7 above under “—Critical Accounting Policies—Allowance for Loan Losses.”

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

We recorded a provision for loan losses of $440,000 for the year ended March 31, 2016 and a provision for loan losses of $170,000 for the year ended March 31, 2015. The allowance for loan losses was $1.7 million, or 0.76% of total loans, at March 31, 2016, compared to $1.7 million, or 1.05% of total loans, at March 31, 2015. The percentage of allowance for loan losses to total loans decreased significantly because of the overall increase in loans from the Fairmount acquisition and no significant change in the overall allowance for loan losses. Under purchase accounting guidelines, Fairmount’s loan portfolio was recorded on Hamilton’s books at fair value and does not require significant reserves under the allowance for loan losses, unless the loan portfolio performs worse than the fair values that were originally determined.

Our non-performing loans increased by $2.8 million to $5.1 million at March 31, 2016 from $2.3 million at March 31, 2015. A large portion of the increase is related to one commercial real estate relationship, with a book value of $2.7 million, that was placed on non-accrual during fiscal 2016. During the year ended March 31, 2016, net loan charge-offs increased to $428,000, as a result of a $567,000 charge-off on one borrower, compared to $266,000 of net charge-offs during fiscal 2015. During fiscal 2016, our allowance for loan losses remained relatively unchanged at $1.7 million compared to the prior year, despite an increase in organic loan growth and increased charge-offs. This is a result of the overall improvement in the Bank’s charge-off history for the past several years. Charge-off history is a significant factor taken into consideration when calculating the allowance for loan losses.

The following graph shows the allowance for loan losses as a percentage of gross loans throughout fiscal 2016 on a month-by-month basis:

Analysis of Loan Loss Experience. The following table sets forth the analysis of the activity in the allowance for loan losses for the fiscal years indicated:

	At or For the Year Ended March 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance at beginning of year	$1,690	$1,786	$2,071	$3,552	$1,183
Charge-offs:
One- to four-family residential	70	55	75	255	337
One- to four-family investor	222	83	131	-	-
Construction	-	-	1,000	337	-
Commercial real estate	568	-	-	701	12
Commercial business	10	84	1,059	1,904	-
Home equity loans and lines of credit	6	101	11	5	-
Other consumer	16	-	-	9	-
Total charge-offs	892	323	2,276	3,211	349

Recoveries:
One- to four-family residential	1	4	24	-	-
One- to four-family investor	25	1	-	-	-
Construction	237	-	-	-	-
Commercial real estate	-	-	47	-	-
Commercial business	192	48	45	-	-
Home equity loans and lines of credit	-	3	-	-	-
Other consumer	9	1	1	-	-
Total recoveries	464	57	117	-	-

Net loan charge-offs	(428)	(266)	(2,159)	(3,211)	(349)
Additions charged to operations	440	170	1,874	1,730	2,718

Balance at end of year	$1,702	$1,690	$1,786	$2,071	$3,552

Total loans outstanding	$222,767	$160,388	$144,819	$161,272	$173,518
Average net loans outstanding	$197,276	$146,720	$153,019	$163,930	$176,107
Allowance for loan losses as a percentage of total loans at end of year	0.76%	1.05%	1.23%	1.28%	2.05%
Net loans charged-off as a percent of average net loans outstanding	0.22%	0.18%	1.41%	1.96%	0.20%
Allowance for loan losses to non-performing loans	33.70%	74.97%	35.44%	40.36%	48.20%

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

	At March 31,
	2016		2015		2014
	Amount	Percent of Allowance in Each Loan Category	Amount	Percent of Allowance in Each Loan Category	Amount	Percent of Allowance in Each Loan Category
	(Dollars in thousands)

One- to four-family residential	$260	15.3%	$319	18.9%	$445	39.8%
One- to four-family investor	168	9.9	114	6.7	83	9.7
Construction	42	2.4	68	4.0	61	2.3
Commercial real estate	902	53.0	586	34.7	576	28.6
Commercial business	228	13.4	473	28.0	591	10.8
Home equity loans and lines of credit	82	4.8	99	5.8	27	8.0
Other consumer	20	1.2	1	0.1	3	0.8
Unallocated	-	-	30	1.8	-	-
Total	$1,702	100.0%	$1,690	100.0%	$1,786	100.0%

	At March 31,
	2013		2012
	Amount	Percent of Allowance in Each Loan Category	Amount	Percent of Allowance in Each Loan Category
	(Dollars in thousands)

One- to four-family residential	$315	39.6%	$246	44.2%
One- to four-family investor	57	9.8	96	9.9
Construction	417	2.2	1,048	2.2
Commercial real estate	613	22.5	880	17.9
Commercial business	636	16.7	1,232	15.7
Home equity loans and lines of credit	32	8.5	42	9.4
Other consumer	1	0.7	-	0.7
Unallocated	-	-	8	-
Total	$2,071	100.0%	$3,552	100.00%

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

Historically, we have operated as a traditional thrift institution. A significant portion of our assets consist of longer-term, fixed-rate residential mortgage loans and securities, which we have funded primarily with deposits. Since 2009, in an effort to improve our earnings and to decrease our exposure to interest rate risk, we have generally sold all newly originated residential mortgage loans with terms of over ten years into the secondary market and we have shifted our focus to originating commercial real estate and commercial business loans. Such loans generally have shorter maturities than one- to four-family residential mortgage loans.

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model which is provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. We also estimate the impact over a five year time horizon. The following table shows the estimated impact on net interest income for the one-year period beginning March 31, 2016 resulting from potential changes in interest rates. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Rate Shift (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)

+400	$9,585	2.0%
+300	$9,614	2.3%
+200	$9,599	2.1%
+100	$9,530	1.4%
Level	$9,400	—
-100	$9,029	(3.9	) %
-200	$8,895	(5.4	) %
-300	$8,877	(5.6	) %

(1)	The calculated changes assume an immediate shock of the static yield curve.

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

Rate Shift (1)	Economic Value of Equity	% Change In Equity from Level
	(Dollars in thousands)

+400	$41,459	(34.3)%
+300	$46,820	(25.8)%
+200	$52,859	(16.2)%
+100	$58,532	(7.2)%
Level	$63,065	—
-100	$64,249	1.9%
-200	$66,357	5.2%
-300	$72,638	15.2%

(1)	The calculated changes assume an immediate shock of the static yield curve.

Liquidity and Capital Management

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. In addition, we have the ability to borrow from the Federal Home Loan Bank of Atlanta (FHLB). At March 31, 2016, we had $14.5 million in borrowings from the FHLB and the capacity to borrow approximately $58.0 million more, subject to our pledging sufficient assets. Historically we have not used borrowings to fund our operations, and have not had any borrowings for several years until December 2014.

Hamilton Bank may also borrow up to $5.0 million from a correspondent bank under a secured federal funds line of credit, and $1.0 million under an unsecured line of credit. We would be required to pledge investment securities to draw upon the secured line of credit.

We normally carry balances with correspondent banks that exceed the federally insured limit. We currently conduct an annual review of each correspondent bank’s financial information, including the bank’s capital ratios, balance sheet, income statement and allowance for loan losses, to determine if the bank is financially stable.

Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of these sources of funds.

Our primary investing activities are the origination of one- to four-family real estate loans, commercial real estate, commercial business, construction and consumer loans, and the purchase of securities. For the year ended March 31, 2016, loan originations (including original commitment amount) totaled $45.1 million, compared to $52.7 million for the year ended March 31, 2015. Purchases of investment and mortgage-backed securities totaled $8.0 million for the year ended March 31, 2016 and $23.2 million for the year ended March 31, 2015.

Total deposits, excluding those acquired in the Fairmount acquisition, increased $39.0 million during the year ended March 31, 2016, while total deposits decreased $16.5 million during the year ended March 31, 2015. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. In the second half of fiscal 2016, we made a conscious effort to grow and retain maturing certificates of deposits through various promotions to assist in funding organic loan growth. Certificates of deposit allowed us to lock in those funds for an extended period of time based upon current interest rates. In addition, we received a $23 million money market deposit in the fourth quarter of fiscal 2016 from one customer. These funds are only expected to reside at the Bank for a short period of time. This strategy changed from fiscal 2015 when we continued our on-going efforts to reduce our reliance on certificates of deposit as a funding source. At that time, we were allowing higher costing certificates of deposit to runoff at maturity, as we focused on increasing the level of core deposits. At March 31, 2016, certificates of deposit scheduled to mature within one year totaled $105.6 million. Whether we retain these deposits will be determined in part by the interest rates we are willing to pay on such deposits.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2016 and 2015, we exceeded all of the applicable regulatory capital requirements for the Bank, including a new requirement under Basel III to obtain a minimum common equity core (Tier 1) capital to risk-weighted assets ratio of 4.5%. To be classified as a well-capitalized bank, we must have a common equity core (Tier 1) capital to risk-weighted assets ratio of at least 6.5%. For the year ended March 31, 2016, our common equity to Tier 1 capital was $44.5 million, or 19.06%, of total risk-weighted assets compared to $44.2 million, or 24.37% of total risk-weighted assets for the year ended March 31, 2015.

Our core (Tier 1) capital was $44.5 million and $44.2 million, or 11.78% and 15.82% of adjusted total assets, at March 31, 2016 and 2015, respectively. In order to be classified as “well-capitalized” under federal banking regulations, we were required to have core capital of at least $18.9 million, or 5.0% of adjusted assets, as of March 31, 2016. To be classified as a well-capitalized bank, we must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%, and a Tier 1 risk-based capital to risk-weighted assets of at least 8%. At March 31, 2016 and 2015, we had total risk-based capital ratios of 19.81% and 25.32%, respectively, and Tier 1 risk-based capital ratios of 19.06% and 24.37%, respectively. Our regulatory risk weighted capital ratios decreased during fiscal 2016 primarily as a result of our risk-weighted assets increasing due to the Fairmount acquisition and an increase in commercial loans due to organic growth.

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

Evaluation of Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of March 31, 2016. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including Hamilton Bank, in reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Managements Report and Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of March 31, 2016 is effective.

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

Information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act, information regarding any changes in procedures for stockholders to recommend director nominees, and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 15, 2016 (the “Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Nominating Committee Procedures—Procedures to be Followed by Stockholders,” “Corporate Governance and Board Matters—Committees of the Board of Directors” and “Corporate Governance and Board Matters—Committees of the Board of Directors.

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

The following table sets forth information as of March 31, 2016 about Company common stock that may be issued upon the exercise of options under the Hamilton Bancorp, Inc. 2013 Equity Incentive Plan. The plan was approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	219,650	$13.85	209,120

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	219,650	$13.85	209,120

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

10.9	Change in Control Agreement of Ellen R. Fish (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2014 (File No. 001-35693), filed with the SEC on June 26, 2015).

21	Subsidiaries of Registrant

23.0	Consent of Rowles & Company, LLP

23.1	Consent of Dixon Hughes Goodman, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101.0

The following materials from the Company’s Annual Report on Form 10-K for the year ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language):  (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAMILTON BANCORP, INC.

Date: June 29, 2016	By:	/s/ Robert A. DeAlmeida
Robert A. DeAlmeida
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert A. DeAlmeida Robert A. DeAlmeida	President and Chief Executive Officer (Principal Executive Officer)	June 29, 2016

/s/ John P. Marzullo John P. Marzullo	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 29, 2016

/s/ Carol L. Coughlin Carol L. Coughlin	Chairperson of the Board	June 29, 2016

/s/ Joseph J. Bouffard Joseph J. Bouffard	Director	June 29, 2016

/s/ William E. Ballard William E. Ballard	Director	June 29, 2016

/s/ Jenny G. Morgan Jenny G. Morgan	Director	June 29, 2016

/s/ William W. Furr William W. Furr	Director	June 29, 2016

/s/ Bobbi R. Macdonald Bobbi R. Macdonald	Director	June 29, 2016

/s/ James R. Farnum, Jr. James R. Farnum, Jr.	Director	June 29, 2016

[ Dixon Hughes Goodman, LLP Letterhead ]

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Hamilton Bancorp, Inc.

Towson, Maryland

We have audited the accompanying consolidated statement of financial condition of Hamilton Bancorp, Inc. and Subsidiary as of March 31, 2016, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hamilton Bancorp, Inc. and Subsidiary as of March 31, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes Goodman, LLP

Baltimore, Maryland

June 29, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Hamilton Bancorp, Inc.

Towson, Maryland

We have audited the accompanying consolidated statements of financial condition of Hamilton Bancorp, Inc. and Subsidiary as of March 31, 2015, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hamilton Bancorp, Inc. and Subsidiary as of March 31, 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Baltimore, Maryland

June 26, 2015

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

March 31, 2016 and March 31, 2015

	March 31,	March 31,
	2016	2015

Assets
Assets
Cash and due from banks	$47,101,688	$10,769,681
Federal funds sold	20,346,848	5,874,207
Cash and cash equivalents	67,448,536	16,643,888
Certificates of deposit held as investment	3,968,229	-
Securities available for sale, at fair value	70,484,400	92,939,751
Federal Home Loan Bank stock, at cost	1,042,500	522,700
Loans held for sale	259,450	581,139
Loans and leases, net of unearned income	221,859,056	160,285,194
Allowance for loan losses	(1,702,365)	(1,690,236)
Net loans and leases	220,156,691	158,594,958
Premises and equipment, net	3,555,474	1,972,348
Premises and equipment held for sale	405,000	-
Foreclosed real estate	443,015	455,575
Accrued interest receivable	948,166	835,940
Bank-owned life insurance	12,709,908	12,359,969
Deferred income taxes	2,353,141	1,961,850
Income taxes refundable	228,920	-
Goodwill and other intangible assets	7,386,111	2,802,765
Other assets	1,527,014	1,368,886
Total Assets	$392,916,555	$291,039,769

Liabilities and Shareholders' Equity
Liabilities
Noninterest-bearing deposits	$19,747,437	$16,652,771
Interest-bearing deposits	294,246,214	205,666,121
Total deposits	313,993,651	222,318,892
Borrowings	14,805,237	6,000,000
Advances by borrowers for taxes and insurance	1,079,794	619,028
Other liabilities	1,493,290	1,302,141
Total liabilities	331,371,972	230,240,061

Commitments and contingencies	-	-

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized. Issued: 3,413,646 shares at March 31, 2016 and 3,417,713 shares at March 31, 2015	34,136	34,177
Additional paid in capital	31,242,731	30,832,815
Retained earnings	32,659,455	32,752,071
Unearned ESOP shares	(2,369,920)	(2,518,040)
Accumulated other comprehensive loss	(21,819)	(301,315)
Total shareholders' equity	61,544,583	60,799,708
Total Liabilities and Shareholders' Equity	$392,916,555	$291,039,769

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

Years Ended March 31, 2016 and 2015

	2016	2015
Interest revenue
Loans, including fees	$9,644,443	$7,331,308
U.S. treasuries, government agencies and FHLB stock	350,718	425,951
Municipal and corporate bonds	124,863	139,989
Mortgage-backed securities	1,102,062	1,459,333
Federal funds sold and other bank deposits	96,433	25,755
Total interest revenue	11,318,519	9,382,336

Interest expense
Deposits	1,742,294	1,657,588
Borrowed funds	101,100	4,221
Total interest expense	1,843,394	1,661,809

Net interest income	9,475,125	7,720,527
Provision for loan losses	440,000	170,000
Net interest income after provision for loan losses	9,035,125	7,550,527

Noninterest revenue
Service charges	383,289	400,263
Gain on sale of investment securities	271,559	271,551
Gain on sale of loans held for sale	44,831	35,066
Gain on sale of property and equipment	407,188	1,832
Earnings on bank-owned life insurance	349,938	357,891
Other	97,703	41,137
Total noninterest revenue	1,554,508	1,107,740

Noninterest expenses
Salaries	4,073,546	3,886,252
Employee benefits	1,145,065	1,172,654
Occupancy	779,325	746,762
Advertising	138,791	141,288
Furniture and equipment	318,218	314,282
Data processing	585,825	547,227
Legal services	162,917	279,520
Other professional services	383,125	374,520
Merger related expenses	899,606	73,505
Deposit insurance premiums	227,112	231,442
Foreclosed real estate expense and losses	17,157	222,041
Other operating	1,529,871	1,320,436
Total noninterest expense	10,260,558	9,309,929

Income (loss) before income taxes	329,075	(651,662)
Income tax expense (benefit)	421,691	(337,353)
Net loss	$(92,616)	$(314,309)

Net income per common share:
Basic	$(0.03)	$(0.10)
Diluted	$(0.03)	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

Years Ended March 31, 2016 and 2015

	2016	2015

Net loss	$(92,616)	$(314,309)
Other comprehensive income:
Unrealized gain on investment securities available for sale	733,117	2,376,994
Reclassification adjustment for realized gain on investment securities available for sale included in net income	(271,559)	(271,551)
Total unrealized gain on investment securities available for sale	461,558	2,105,443
Income tax expense relating to investment securities available for sale	182,062	830,493
Other comprehensive income	279,496	1,274,950

Total comprehensive income	$186,880	$960,641

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended March 31, 2016 and 2015

					Accumulated
		Additional		Unearned	other	Total
	Common	paid-in	Retained	ESOP	comprehensive	shareholders'
	stock	capital	earnings	shares	loss	equity

Balances at March 31, 2014	$35,951	$32,910,362	$33,066,380	$(2,666,160)	$(1,576,265)	$61,770,268
Net loss	-	-	(314,309)	-	-	(314,309)
Unrealized gain on available for sale securities, net of tax effect of $830,493	-	-	-	-	1,274,950	1,274,950
Repurchase of common stock	(1,816)	(2,524,542)	-	-	-	(2,526,358)
Restricted stock - compensation and activity	42	210,878	-	-	-	210,920
Stock based compensation - options	-	209,209	-	-	-	209,209
ESOP shares allocated for release	-	26,908	-	148,120	-	175,028

Balances at March 31, 2015	$34,177	$30,832,815	$32,752,071	$(2,518,040)	$(301,315)	$60,799,708
Net loss	-	-	(92,616)	-	-	(92,616)
Unrealized gain on available for sale securities, net of tax effect of $182,062	-	-	-	-	279,496	279,496
Stock based compensation - options	-	209,209	-	-	-	209,209
Restricted stock - compensation and activity	(41)	162,497	-	-	-	162,456
ESOP shares allocated for release	-	38,210	-	148,120	-	186,330

Balances at March 31, 2016	$34,136	$31,242,731	$32,659,455	$(2,369,920)	$(21,819)	$61,544,583

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended March 31, 2016 and 2015

	2016	2015

Cash flows from operating activities
Interest received	$11,704,151	$9,788,679
Fees and commissions received	817,522	417,663
Interest paid	(2,029,095)	(1,661,812)
Cash paid to suppliers and employees	(9,259,922)	(8,216,949)
Origination of loans held for sale	(3,969,775)	(3,305,750)
Proceeds from sale of loans held for sale	4,336,295	2,759,677
Income taxes (paid) refund received	(204,030)	565,595
Net cash provided by operating activities	1,395,146	347,103

Cash flows from investing activities
Acquisition, net of cash acquired	(12,723,870)	-
Proceeds from sale of securities available for sale	19,228,337	11,776,244
Proceeds from maturing and called securities available for sale, including principal pay downs	21,322,394	23,994,244
Proceeds from maturing and called certificates of deposit	514,510	-
Purchase of investment securities available for sale	(8,020,125)	(23,242,712)
Purchase of Federal Home Loan Bank stock	(3,800)	(256,700)
Loans made, net of principal repayments	(8,018,865)	(15,847,543)
Purchase of premises and equipment	(75,052)	(145,152)
Proceeds from sale of foreclosed real estate	11,752	-
Proceeds from sale of premises and equipment	463,839	23,500
Net cash provided (used) by investing activities	12,699,120	(3,698,119)

Cash flows from financing activities
Net increase (decrease) in Deposits	38,312,626	(16,501,279)
Advances by borrowers for taxes and insurance	460,766	(50,769)
Proceeds from borrowings	-	6,000,000
Payments of borrowings	(2,000,000)	-
Redemption of restricted stock	(63,010)	-
Repurchase of common stock	-	(2,526,358)
Net cash provided (used) by financing activities	36,710,382	(13,078,406)

Net increase/(decrease) in cash and cash equivalents	50,804,648	(16,429,422)

Cash and cash equivalents at beginning of period	16,643,888	33,073,310

Cash and cash equivalents at end of period	$67,448,536	$16,643,888

Supplemental disclosures of cash flow information
Total cash consideration paid for Fairmount Merger	$14,192,370	$-
Less cash acquired	1,468,499	-
Acquisition, net of cash acquired	$12,723,871	$-

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Continued)

	2016	2015

Reconciliation of net loss to net cash provided (used) by operating activities
Net loss	$(92,616)	$(314,309)
Adjustments to reconcile net loss to net cash provided by operating activities
Amortization of premiums on certificates of deposit	12,858	-
Amortization of premiums on securities	387,268	462,741
Gain on sale of investment securities	(271,559)	(271,551)
Loss on sale of foreclosed real estate	-	-
Writedown of foreclosed real estate	-	221,005
Loan premium amortization	(9,807)	-
Deposit premium amortization	(104,833)	-
Borrowing premium amortization	(83,910)	-
Core deposit intangible asset amortization	62,573	33,000
Premises and equipment depreciation and amortization	278,865	252,723
Gain on disposal of premises and equipment	(407,188)	(1,832)
Stock based compensation	434,675	420,129
Provision for loan losses	440,000	170,000
ESOP shares allocated for release	186,330	175,027
Decrease (increase) in
Accrued interest receivable	(112,226)	(46,140)
Loans held for sale	321,689	(581,139)
Cash surrender value of life insurance	(349,939)	(357,891)
Income taxes refundable and deferred income taxes	217,660	228,242
Other assets	377,626	180,171
Increase (decrease) in
Accrued interest payable	3,042	(3)
Deferred loan origination fees	36,074	(16,383)
Other liabilities	68,564	(206,687)
Net cash provided by operating activities	$1,395,146	$347,103

Noncash investing activity
Real estate acquired through foreclosure	$-	$12,560

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Form 10-Q

Notes to Consolidated Financial Statements

March 31, 2016

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

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

On September 11, 2015, the Company completed its acquisition of Fairmount Bancorp, Inc. (“Fairmount Bancorp”) through the merger of Fairmount Bancorp, the parent company of Fairmount Bank, with and into the Company pursuant to the Agreement and Plan of Merger dates as of April 15, 2015, by and between the Company and Fairmount Bancorp. As a result of the merger, each shareholder of Fairmount Bancorp received a cash payment equal to thirty dollars ($30.00) for each share of Fairmount Bancorp common stock, or an aggregate of approximately $15.4 million. In connection with the merger, immediately thereafter Fairmount Bank was merged with and into the Bank, with the Bank the surviving bank.

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

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, brokerage money market accounts, and federal funds sold. Generally, federal funds are sold as overnight investments.

Investment Securities. Management determines the appropriate classification of investment securities at the time of purchase. Securities that may be sold before maturity are classified as available for sale and carried at fair value. Investment securities that management has the intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. All investment securities held by Hamilton at March 31, 2016 and 2015 are classified as available for sale.

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

Federal Home Loan Bank Stock. Federal Home Loan Bank of Atlanta (the “FHLB”) stock is an equity interest in the FHLB, which does not have a readily determinable fair value for purposes of generally accepted accounting principles, because its ownership is restricted and it lacks a market. FHLB stock is carried at cost, which approximates fair value and can be sold back only at par value of $100 per share and only to the FHLB or another member institution. As a member of the FHLB, the Bank is required to purchase stock based on its total assets. Additional stock is purchased and redeemed based on the outstanding FHLB advances to the Bank. As of March 31, 2016 and 2015, the Company owned shares totaling $1,042,500 and $522,700, respectively.

Loans Held For Sale. Mortgage loans originated and intended for sale are carried at the lower of aggregate cost or estimated fair value. Fair value is determined based on outstanding investor commitments, or in the absence of such commitments, based on current investor yield requirements. Gains and losses on loan sales are determined by the specific-identification method.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

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

Troubled debt restructurings are loans for which Hamilton, for legal or economic reasons related to a debtor’s financial difficulties, has granted a concession to the debtor that it otherwise would not have considered. Concessions that result in the categorization of a loan as a troubled debt restructuring include:

●	Reduction of the stated interest rate;

●	Extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk;

●	Reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement; or

●	Reduction of accrued interest

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

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

The allowance for loan losses is increased by provisions charged to income and reduced by charge-offs, net of recoveries. Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and current economic conditions. The look back period for historical losses consists of using both a 36 month and 48 month look back period for net charge-offs. Both of these periods are used individually to develop a range in which the allowance for loan loss should be within.

Management considers a number of factors in estimating the required level of the allowance. These factors include: historical loss experience in the loan portfolios; the levels and trends in past-due and nonaccrual loans; the status of nonaccrual loans and other loans identified as having the potential for further deterioration; credit risk and industry concentrations; trends in loan volume; the effects of any changes in lending policies and procedures or underwriting standards; and a continuing evaluation of the economic environment. Management modified the analysis in fiscal 2015 by weighting our net charge-off history to specifically reflect changes in the loan portfolio, the commercial lending staff, and our internal credit administration procedures.

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Goodwill and Other Intangible Assets. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Intangible assets, consisting of core deposit intangibles, represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset may be sold or exchanged on its own or in combination with a related contract, asset, or liability. Core deposit intangibles are amortized on an accelerated basis over an eight year period. Goodwill is not amortized but is evaluated on an annual basis to determine impairment, if any. Any impairment of goodwill would be recognized against income in the period of impairment.

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

Pending Merger. On October 12, 2015, Hamilton Bancorp, Inc. (“Hamilton Bancorp”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Hamilton Bancorp, Hamilton Acquisition Corp. II (a wholly owned subsidiary of Hamilton Bancorp) and Fraternity Community Bancorp, Inc. (“Fraternity Community Bancorp”), pursuant to which, among other things, Fraternity Community Bancorp will merge with and into Hamilton Bancorp, with Hamilton Bancorp as the surviving entity, and immediately thereafter, Fraternity Federal Savings & Loan Association will be merged with and into Hamilton Bank with Hamilton Bank as the surviving bank (collectively, the “Merger”). At March 31, 2016, total assets of Fraternity Community Bancorp were $160.9 million.

Under the terms of the Merger Agreement, stockholders of Fraternity Community Bancorp will receive a cash payment equal to nineteen dollars and twenty-five cents ($19.25) for each share of Fraternity Community Bancorp common stock, or an aggregate of approximately $25.7 million. The completion of the merger occurred on May 13th, 2016. Due to the close proximity of the acquisition date and the date that the Company's financial statements were issued, preliminary fair value estimates are not available.

Subsequent Events. There were no significant subsequent events identified that would affect the presentation of the financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 2:	New Accounting Pronouncements

Recent Accounting Pronouncements

ASU 2016-13, Financial Instruments – Credit Losses. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this ASU on its consolidated financial statements .

ASU 2016-09, Improvements to Employee share-Based Payment Accounting (Topic 718). This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company is currently evaluating the provisions of ASU No. 2016-09 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements .

ASU 2016-02, Leases (Topic 842). This ASU guidance requires lessees to recognize lease assets and lease liabilities related to certain operating leases on the balance sheet by lessees and disclose key information about leasing arrangements. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

ASU No. 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Liabilities. ASU No. 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income, excluding equity investments that are consolidated or accounted for under the equity method of accounting. The amendment allows equity investments without readily determinable fair values to be measured at cost minus impairment, with a qualitative assessment required to identify impairment. The amendment also requires public companies to use exit prices to measure the fair value of financial instruments purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statement; it eliminates the disclosure requirements related to measurement assumptions for the fair value of instruments measured at amortized cost. In addition, for liabilities measured at fair value under the fair value option, to present in other comprehensive income changes in fair value due to changes in instrument specific credit risk. ASU No. 2016-01 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.

ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This update eliminates the requirement to retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. These adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The update also requires the nature of and reason for the business combination, to be disclosed in the consolidated financial statements. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company will evaluate this amendment but does not believe it will have an impact on its financial position or results of operations.

ASU No. 2014-14, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. This update clarifies how creditors classify certain government-sponsored mortgage loans to borrowers with a guarantee that entitles the creditor to recover all or a portion of the unpaid principal balance from the government if the borrower defaults. The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met:

1. The loan has a government guarantee that is not separable from the loan before foreclosure.

2. At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim.

3. At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.

Adoption of the amendments in this update can be either a prospective transition method or a modified retrospective transition method. For prospective transition, an entity should apply the amendments in this update to foreclosures that occur after the date of adoption. For modified retrospective transition, an entity should apply the amendments in this update by means of a cumulative effect adjustment (through a reclassification to a separate other receivable) as of the beginning of the annual period of adoption. ASU 2015-14 was effective for interim and annual periods beginning after December 15, 2014 and did not have a significant impact on the Company’s financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Guidance in Topic 718 as it relates to awards with performance conditions that affect vesting should be applied to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments of ASU 2014-12 became effective on December 15, 2015 and did not have a significant impact on our financial statements.

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

As required by the acquisition method of accounting, we have adjusted the acquired assets and liabilities of Fairmount to their estimated fair value on the date of acquisition and added them to those of Hamilton Bancorp. Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which we have based on level 2 and 3 valuation estimates and assumptions that are subject to change, we have allocated the preliminary purchase price for Fairmount as follows:

	As recorded by	Fair Value	As recorded by
	Fairmount Bancorp, Inc.	Adjustments	Hamilton Bancorp, Inc.
Identifiable assets:
Cash and cash equivalents	$1,468,499	$-	$1,468,499
Certificates of deposit	4,467,825	27,772	4,495,597
Investment securities available for sale	9,729,405	-	9,729,405
Loans	55,454,414	(1,425,279)	54,029,135
Allowance For Loan Loss	(591,070)	591,070	-
Premises and equipment	2,975,587	(726,997)	2,248,590
Core Deposit Intangible	22,802	(22,802)	-
Deferred income taxes	423,258	596,675	1,019,933
Other assets	1,031,755	-	1,031,755
Total identifiable assets	$74,982,475	$(959,561)	$74,022,914

Identifiable liabilities:
Non-interest bearing deposits	909,669	-	909,669
Interest bearing deposits	52,123,868	433,429	52,557,297
Borrowings	10,500,000	389,147	10,889,147
Other liabilities	120,351	-	120,351
Total identifiable liabilities	$63,653,888	$822,576	$64,476,464

Net tangible assets acquired	11,328,587	(1,782,137)	9,546,450

Definite lived intangible assets acquired	-	542,540	542,540
Goodwill	-	4,103,379	4,103,379
Net intangible assets acquired	-	4,645,919	4,645,919

Total cash consideration	$11,328,587	$2,863,782	$14,192,369

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Prior to the end of the measurement period, if information becomes available which indicates the purchase price allocations require adjustments, we will include such adjustments in the purchase price allocation when that information becomes known.

Of the total estimated purchase price, we have allocated an estimate of $9.5 million to net tangible assets acquired and we have allocated $543,000 to the core deposit intangible which is a definite lived intangible asset. We have allocated the remaining purchase price to goodwill, which is deductible for income tax purposes. We will amortize the core deposit intangible on a straight-line basis over its estimated useful life of 8 years. We will evaluate goodwill annually for impairment.

Pro Forma Condensed Combined Financial Information. The following schedule includes consolidated statements of operations data for the unaudited pro forma results for the periods ended March 31, 2016 and 2015 as if the Fairmount Bancorp acquisition had occurred as of the beginning of the periods presented.

	Twelve Months Ended March 31,
	2016	2015
Net interest income	$10,948,521	$10,974,860
Other non-interest revenue	1,657,715	1,274,053
Total revenue	12,606,236	12,248,913
Provision expense	440,000	170,000
Other non-interest expense	10,462,955	11,225,039
Income before income taxes	1,703,281	853,874
Income tax expense	840,532	119,657
Net income	$862,750	$734,217

Basic earnings per share	$0.27	$0.23
Diluted earnings per share	$0.27	$0.23

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

In connection with the acquisition of Fairmount and the pending acquisition of Fraternity, the Company incurred merger related costs. These expenses were primarily related to legal, other professional services and system conversions. The following table details the expenses included in the consolidated statements of operations for the periods shown.

	Year ended March 31, 2016
	Fairmount	Fraternity	Total
Legal	$255,311	$247,015	$502,326
Professional services	176,786	140,173	316,959
Data processing	48,745	-	48,745
Advertising	2,779	2,106	4,885
Other	26,547	144	26,691
Total meger related expenses	$510,168	$389,438	$899,606

Acquired loans

The following table outlines the contractually required payments receivable, cash flows we expect to receive, non-accretable credit adjustments and the accretable yield for all Fairmount loans as of the acquisition date.

	Contractually
	Required	Non-Accretable	Cash Flows		Carrying Value
	Payments	Credit	Expected To Be	Accretable FMV	of Loans
	Receivable	Adjustments	Collected	Adjustments	Receivable

Performing loans acquired	$53,979,491	$-	$53,979,491	$(931,299)	$53,048,192

Impaired loans acquired	1,578,117	(538,032)	1,040,085	(59,142)	980,943

Total	$55,557,608	$(538,032)	$55,019,576	$(990,441)	$54,029,135

At our acquisition of Fairmount, we recorded all loans acquired at the estimated fair value on the purchase date with no carryover of the related allowance for loan losses. On the acquisition date, we segregated the loan portfolio into two loan pools, performing and nonperforming loans, to be retained in our portfolio.

We had an independent third party determine the fair value of cash flows on $53,979,491 of performing loans. The valuation took into consideration the loans' underlying characteristics, including account types, remaining terms, annual interest rates, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan to value ratios, loss exposures, and remaining balances. These performing loans were segregated into pools based on loan and payment type and in some cases, risk grade. The effect of this fair valuation process was a net accretable discount adjustment of $931,299 at acquisition.

We also individually evaluated 22 impaired loans totaling $1,578,117 to determine the fair value as of the September 11, 2015 measurement date. In determining the fair value for each individually evaluated impaired loan, we considered a number of factors including the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral and net present value of cash flows we expect to receive, among others.

We established a credit risk related non-accretable difference of $538,032 relating to these acquired, credit impaired loans, reflected in the recorded net fair value. We further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount adjustment of $59,142 at acquisition relating to these impaired loans.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

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

Both the basic and diluted earnings per share for the years ended March 31, 2016 and 2015 are summarized below:

	Year Ended	Year Ended
	March 31, 2016	March 31, 2015

Net loss	$(92,616)	$(314,309)
Average common shares outstanding - basic	3,169,181	3,180,865
Average common shares outstanding - diluted	N/A	N/A
Loss per common share - basic and diluted	$(0.03)	$(0.10)

Anti-dilutive shares	N/A	N/A

During the years ended March 31, 2016 and 2015, none of the common stock equivalents were dilutive due to the average fair value of our common stock being lower than the exercise price of outstanding stock options during both periods.

Note 5:	Correspondent Bank Relationships

The Bank normally carries balances with other banks that exceed the federally insured limit. The average balance carried in excess of the limit, including unsecured federal funds sold to the same banks, was $20,409,042 and $17,206,112 for the years ended March 31, 2016 and 2015, respectively.

Banks are required to carry non-interest bearing cash reserves at specified percentages of deposit balances. The Bank’s normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 6:	Investment Securities Available for Sale

The amortized cost and fair value of securities at March 31, 2016 and 2015, are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
March 31, 2016	cost	gains	losses	value

U.S. government agencies	$10,519,126	$20,622	$6,752	$10,532,996
Municipal bonds	4,061,599	51,105	140	4,112,564
Corporate bonds	2,000,000	-	101,360	1,898,640
Mortgage-backed securities	53,939,706	300,731	300,237	53,940,200
	$70,520,431	$372,458	$408,489	$70,484,400

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
March 31, 2015	cost	gains	losses	value

U.S. government agencies	$17,509,211	$3,363	$200,627	$17,311,947
Municipal bonds	2,149,114	168,016	-	2,317,130
Corporate bonds	2,000,000	-	46,736	1,953,264
Mortgage-backed securities	71,779,015	387,015	808,620	71,357,410
	$93,437,340	$558,394	$1,055,983	$92,939,751

Proceeds from sales of investment securities were $19,228,336 and $11,776,244 during the years ended March 31, 2016 and 2015, respectively, with gains of $325,259 and losses of $53,700 for the year ended March 31, 2016 and gains of $282,128 and losses of $10,577 for the year ended March 31, 2015.

As of March 31, 2016 and 2015, all mortgage-backed securities are backed by U.S. Government- Sponsored Enterprises (GSE’s).

As of March 31, 2016 and 2015, the Company had pledged one security to the Federal Reserve Bank with a book value of $2,000,000 for both periods and a fair value of $1,993,266 and $1,970,080, respectively.

The amortized cost and estimated fair value of debt securities by contractual maturity at March 31, 2016 and 2015 follow. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available for Sale
	March 31, 2016		March 31, 2015
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value

Maturing
Within one year	$731,217	$731,060	$509,211	$512,574
Over one to five years	3,268,217	3,287,589	-	-
Over five to ten years	9,830,135	9,751,610	19,000,000	18,752,637
Over ten years	2,751,156	2,773,941	2,149,114	2,317,130
Mortgage-backed, in monthly installments	53,939,706	53,940,200	71,779,015	71,357,410
	$70,520,431	$70,484,400	$93,437,340	$92,939,751

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following table presents the Company's investments' gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position at March 31, 2016 and 2015.

	Less than 12 months		12 months or longer		Total
	Gross unrealized	Fair	Gross unrealized	Fair	Gross unrealized	Fair
March 31, 2016	losses	value	losses	value	losses	value

U.S. government agencies	$6,752	$2,244,157	$-	$-	$6,752	$2,244,157
Municipal bonds	140	480,168	-	-	140	480,168
Corporate bonds	-	-	101,360	1,898,640	101,360	1,898,640
Mortgage-backed securities	33,080	4,367,962	267,157	20,274,037	300,237	24,641,999
	$39,972	$7,092,287	$368,517	$22,172,677	$408,489	$29,264,964

	Less than 12 months		12 months or longer		Total
	Gross unrealized	Fair	Gross unrealized	Fair	Gross unrealized	Fair
March 31, 2015	losses	value	losses	value	losses	value

U.S. government agencies	$11,208	$3,988,792	$189,419	$12,810,581	$200,627	$16,799,373
Municipal bonds	-	-	-	-	-	-
Corporate bonds	46,736	1,953,264	-	-	46,736	1,953,264
Mortgage-backed securities	187,176	9,687,070	621,444	33,241,821	808,620	42,928,891
	$245,120	$15,629,126	$810,863	$46,052,402	$1,055,983	$61,681,528

The gross unrealized losses on debt securities are not considered by management to be other-than-temporary impairments. Management has the intent and ability to hold these securities until recovery of their value. In most cases, temporary impairment is caused by market interest rate fluctuations.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 7:	Loans Receivable and Allowance for Loan Losses

Loans receivable, excluding loans held for sale, consist of the following at March 31, 2016 and 2015:

	March 31, 2016				March 31, 2015
	Legacy (1)	Acquired	Total Loans	% of Total	Legacy (1)	% of Total
Real estate loans:
One-to four-family:
Residential	$46,263,709	$23,036,569	$69,300,278	31%	$49,864,923	31%
Residential construction	4,304,189	965,440	5,269,629	2%	3,955,702	2%
Investor (2)	12,076,911	15,783,008	27,859,919	13%	12,971,519	8%
Commercial	75,225,984	2,889,219	78,115,203	35%	59,273,398	37%
Commercial construction	1,982,571	1,274,148	3,256,719	2%	2,405,849	1%
Total real estate loans	139,853,364	43,948,384	183,801,748	83%	128,471,391	79%
Commercial business	17,773,967	2,621,625	20,395,592	9%	18,489,603	12%
Home equity loans	12,222,688	2,168,073	14,390,761	6%	12,261,292	8%
Consumer	3,072,677	1,106,434	4,179,111	2%	1,166,155	1%
Total Loans	172,922,696	49,844,516	222,767,212	100%	160,388,441	100%
Net deferred loan origination fees and costs	(139,321)	-	(139,321)		(103,247)
Loan premium (discount)	77,983	(846,818)	(768,835)		-
	$172,861,358	$48,997,698	$221,859,056		$160,285,194

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following tables detail activity in the allowance for loan losses by portfolio segment for the fiscal years ended March 31, 2016 and 2015. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

	Legacy					Acquired
	Allowance	Provision for	Charge		Allowance	Allowance	Provision for	Charge		Allowance
March 31, 2016	3/31/2015	loan losses	offs	Recoveries	3/31/2016	3/31/2015	loan losses	offs	Recoveries	3/31/2016

Real estate loans:
One-to four-family	$433,570	$164,809	$171,200	$848	$428,027	$-	$95,703	$120,538	$24,835	$-
Commercial	585,817	883,852	567,901	-	901,768	-	-	-	-	-
Commercial construction	67,835	(262,362)	-	236,904	42,377	-	-	-	-	-
Commercial business	473,127	(426,731)	10,533	192,336	228,199	-	-	-	-	-
Home equity loans	98,983	(10,971)	6,000	-	82,012	-	-	-	-	-
Consumer	727	25,877	16,337	9,715	19,982	-	-	-	-	-
Unallocated	30,177	(30,177)	-	-	-	-	-	-	-	-
	$1,690,236	$344,297	$771,971	$439,803	$1,702,365	$-	$95,703	$120,538	$24,835	$-

	Legacy
Year Ended:	Allowance	Provision for	Charge		Allowance
March 31, 2015	3/31/2014	Loan Losses	offs	Recoveries	3/31/2015
Real estate loans:
One-to four-family	$528,362	$38,738	$138,821	$5,291	$433,570
Commercial	575,881	9,936	-	-	585,817
Commercial construction	60,361	7,474	-	-	67,835
Commercial business	590,975	(82,390)	83,879	48,421	473,127
Home equity loans	27,181	169,990	100,693	2,505	98,983
Consumer	3,213	(3,925)	-	1,439	727
Unallocated	-	30,177	-	-	30,177
	$1,785,973	$170,000	$323,393	$57,656	$1,690,236

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

	Legacy				Acquired
	Allowance		Loan Balance		Allowance		Loan Balance
	Individually	Collectively	Individually	Collectively	Individually	Collectively	Individually	Collectively
	evaluated	evaluated	evaluated	evaluated	evaluated	evaluated	evaluated	evaluated
	for	for	for	for	for	for	for	for
March 31, 2016	impairment	impairment	impairment	impairment	impairment	impairment	impairment	impairment

Real estate loans:
One-to four-family	$59,571	$368,456	$1,918,527	$60,726,282	$-	$-	$1,210,306	$38,574,711
Commercial	-	901,768	2,717,144	72,508,840	-	-	211,239	2,677,980
Commercial construction	-	42,377	-	1,982,571	-	-	-	1,274,148
Commercial business	-	228,199	1,279,233	16,494,734	-	-	-	2,621,625
Home equity loans	-	82,012	59,169	12,163,519	-	-	-	2,168,073
Consumer	-	19,982	-	3,072,677	-	-	42,488	1,063,946
Unallocated	-	-	-	-	-	-	-	-
	$59,571	$1,642,794	$5,974,073	$166,948,623	$-	$-	$1,464,033	$48,380,483

	Legacy
	Allowance		Loan Balance
	Individually	Collectively	Individually	Collectively
	Evaluated	Evaluated	Evaluated	Evaluated
	for	for	for	for
March 31, 2015	Impairment	Impairment	Impairment	Impairment
Real estate loans:
One-to four-family	$97,632	$335,938	$2,092,580	$64,699,564
Commercial	-	585,817	3,358,447	55,914,951
Commercial construction	-	67,835	1,374,530	1,031,319
Commercial business	730	472,397	2,010,424	16,479,179
Home equity loans	-	98,983	15,229	12,246,063
Consumer	-	727	-	1,166,155
Unallocated	-	30,177	-	-
	$98,362	$1,591,874	$8,851,210	$151,537,231

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Past due loans, segregated by age and class of loans, as March 31, 2016 and 2015, were as follows:

			Loans				Accruing		Nonaccrual
	Loans	Loans	90 or more				loans 90 or		interest
	30-59 days	60-89 days	days	Total past	Current		more days	Nonaccrual	not
March 31, 2016	past due	past due	past due	due loans	loans	Total loans	past due	loans	accrued
Legacy Loans:
Real estate loans:
One-to four-family	$468,887	$99,360	$388,104	$956,351	$61,688,458	$62,644,809	$165,701	$511,939	$18,494
Commercial	-	-	2,717,144	2,717,144	72,508,840	75,225,984	-	2,717,144	-
Commercial Construction	-	-	-	-	1,982,571	1,982,571	-	-	-
Commercial	-	-	121,760	121,760	17,652,207	17,773,967	-	121,760	47,646
Home equity loans	20,753	-	43,073	63,826	12,158,862	12,222,688	-	49,462	1,007
Consumer	-	-	-	-	3,072,677	3,072,677	-	-	-
	$489,640	$99,360	$3,270,081	$3,859,081	$169,063,615	$172,922,696	$165,701	$3,400,305	$67,147

			Loans				Accruing		Nonaccrual
	Loans	Loans	90 or more				loans 90 or		interest
	30-59 days	60-89 days	days	Total past	Current		more days	Nonaccrual	not
March 31, 2016	past due	past due	past due	due loans	loans	Total loans	past due	loans	accrued
Acquired Loans:
Real estate loans:
One-to four-family	$42,800	$-	$1,480,508	$1,523,308	$38,261,709	$39,785,017	$542,236	$938,272	$118,381
Commercial	-	-	-	-	2,889,219	2,889,219	-	-	-
Commercial Construction	-	-	-	-	1,274,148	1,274,148	-	-	-
Commercial	-	-	-	-	2,621,625	2,621,625	-	-	-
Home equity loans	-	-	-	-	2,168,073	2,168,073	-	-	-
Consumer	-	-	3,535	3,535	1,102,899	1,106,434	-	3,535	178
	$42,800	$-	$1,484,043	$1,526,843	$48,317,673	$49,844,516	$542,236	$941,807	$118,559

			Loans				Accruing		Nonaccrual
	Loans	Loans	90 or more				loans 90 or		interest
	30-59 days	60-89 days	days	Total past	Current		more days	Nonaccrual	not
March 31, 2015	past due	past due	past due	due loans	loans	Totals loans	past due	loans	accrued
Legacy Loans:
Real estate loans:
One-to four-family	$299,259	$158,898	$487,617	$945,774	$65,846,370	$66,792,144	$-	$639,191	$28,338
Commercial	-	-	-	-	59,273,398	59,273,398	-	-	-
Commercial construction	-	-	1,374,530	1,374,530	1,031,319	2,405,849	-	1,374,530	11,975
Commercial business	-	733,809	225,573	959,382	17,530,221	18,489,603	-	225,573	82,789
Home equity loans	-	-	6,000	6,000	12,255,292	12,261,292	-	15,229	980
Consumer	187	492	-	679	1,165,476	1,166,155	-	-	-
	$299,446	$893,199	$2,093,720	$3,286,365	$157,102,076	$160,388,441	$-	$2,254,523	$124,082

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Impaired Loans as of March 31, 2016 and 2015 were as follows:

	Unpaid	Recorded	Recorded
	contractual	investment	investment	Total		Average
	principal	with no	with	recorded	Related	recorded	Interest
March 31, 2016	balance	allowance	allowance	investment	allowance	investment	recognized
Legacy Loans:
Real estate loans:
One-to four-family	$2,116,820	$626,719	$1,291,808	$1,918,527	$59,571	$1,865,000	$63,498
Commercial	3,433,621	2,717,144	-	2,717,144	-	3,298,855	99,599
Commercial Construction	-	-	-	-	-	-	-
Commercial	1,884,258	1,279,233	-	1,279,233	-	1,557,871	147,101
Home equity loans	82,740	59,169	-	59,169	-	18,817	331
Consumer	-	-	-	-	-	-	-
	$7,517,439	$4,682,265	$1,291,808	$5,974,073	$59,571	$6,740,543	$310,529

	Unpaid	Recorded	Recorded
	contractual	investment	investment	Total		Average
	principal	with no	with	recorded	Related	recorded	Interest
March 31, 2016	balance	allowance	allowance	investment	allowance	investment	recognized
Acquired Loans:
Real estate loans:
One-to four-family	$2,444,002	$1,210,306	$-	$1,210,306	$-	$1,387,353	$86,587
Commercial	261,239	211,239	-	211,239	-	212,806	9,978
Commercial Construction	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-
Home equity loans	-	-	-	-	-	-	-
Consumer	72,358	42,488	-	42,488	-	43,233	7,086
	$2,777,599	$1,464,033	$-	$1,464,033	$-	$1,643,392	$103,651

	Unpaid	Recorded	Recorded
	contractual	investment	investment	Total		Average
	principal	with no	with	recorded	Related	recorded	Interest
March 31, 2015	balance	allowance	allowance	investment	allowance	investment	recognized
Legacy Loans:
Real estate loans:
One-to four-family	$2,221,429	$652,411	$1,440,169	$2,092,580	$97,632	$2,176,952	$72,593
Commercial	3,433,669	3,358,447	-	3,358,447	-	3,359,762	157,242
Commercial construction	2,549,027	1,374,530	-	1,374,530	-	1,775,778	-
Commercial business	2,730,393	1,961,074	49,350	2,010,424	730	2,810,816	96,056
Home equity loans	67,924	15,229	-	15,229	-	40,701	112
Consumer	-	-	-	-	-	-	-
	$11,002,442	$7,361,691	$1,489,519	$8,851,210	$98,362	$10,164,009	$326,003

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

A summary of changes in the recorded investment of Purchased Credit Impaired (PCI) loans for the year ended March 31, 2016 is as follows:

2016

Recorded investment, beginning of period	$-
Fair value of loans acquired during the year	980,943
Accretion	25,937
Reductions for payments	(87,151)
Recorded investment, end of period	$919,729
Outstanding principal balance, end of period	$1,260,429

A summary of changes in the accretable yield for PCI loans for the year ended March 31, 2016 is as follows:

2016
Accretable yield, beginning of period	0
Addition from acquisition	59,142
Accretion	(25,937)
Reclassification from nonaccretable difference	0
Other changes, net	(576)
Accretable yield, end of period	32,629

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

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

The following tables present the March 31, 2016 and 2015 balances of classified loans based on the risk grade. Classified loans include Special Mention, Substandard, and Doubtful loans. The Bank had no loans classified as Doubtful or Loss as of March 31, 2016 or 2015.

	Legacy				Acquired
		Special				Special
March 31, 2016	Pass	mention	Substandard	Total	Pass	Mention	Substandard	Total

Real estate loans:
One-to four-family	$59,969,105	$2,272,150	$403,554	$62,644,809	$38,039,563	$535,148	$1,210,306	$39,785,017
Commercial	66,824,956	5,683,884	2,717,144	75,225,984	2,677,980	-	211,239	2,889,219
Commercial construction	1,982,571	-	-	1,982,571	1,274,148	-	-	1,274,148
Commercial	13,629,957	3,477,579	666,431	17,773,967	2,621,625	-	-	2,621,625
Home equity loans	12,163,519	-	59,169	12,222,688	2,168,073	-	-	2,168,073
Consumer	3,072,677	-	-	3,072,677	1,063,946	-	42,488	1,106,434
	$157,642,785	$11,433,613	$3,846,298	$172,922,696	$47,845,335	$535,148	$1,464,033	$49,844,516

Percentage of total loans	91.2%	6.6%	2.2%	100%	96.0%	1.1%	2.9%	100%

	Legacy
		Special
March 31, 2015	Pass	Mention	Substandard	Total

Real estate loans:
One-to four-family	$64,467,025	$1,678,604	$646,515	$66,792,144
Commercial	52,979,048	2,935,904	3,358,446	59,273,398
Commercial construction	1,031,319	-	1,374,530	2,405,849
Commercial business	13,966,656	3,126,880	1,396,067	18,489,603
Home equity loans	12,255,292	-	6,000	12,261,292
Consumer	1,165,476	679	-	1,166,155
	$145,864,816	$7,742,067	$6,781,558	$160,388,441

Percentage of total loans	91.0%	4.8%	4.2%	100%

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

A summary of TDRs at March 31, 2016 and 2015 follows:

	Number of
March 31, 2016	contracts	Performing	Nonperforming	Total
Legacy Loans:
Real estate loans:
One-to four-family	12	$1,457,552	$101,449	$1,559,001
Commercial	2	-	2,717,144	2,717,144
Commercial Construction	-	-	-	-
Commercial	2	647,654	-	647,654
Home equity loans	-	-	-	-
Consumer	-	-	-	-
	16	$2,105,206	$2,818,593	$4,923,799

Number of
March 31, 2016	contracts	Performing	Nonperforming	Total
Acquired Loans:
Real estate loans:
One-to four-family	-	$-	$-	$-
Commercial	-	-	-	-
Commercial Construction	-	-	-	-
Commercial	-	-	-	-
Home equity loans	-	-	-	-
Consumer	-	-	-	-
	-	$-	$-	$-

	Number of
March 31, 2015	contracts	Performing	Nonperforming	Total
Legacy Loans:
Real estate loans:
One-to four-family	5	$1,366,132	$74,085	$1,440,217
Commercial	2	3,358,446	-	3,358,446
Commercial construction	-	-	-	-
Commercial business	3	614,358	59,883	674,241
Home equity loans	-	-	-	-
Consumer	-	-	-	-
	10	$5,338,936	$133,968	$5,472,904

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following table presents the number of contracts and the dollar amount of TDR’s that were added during the year ended March 31, 2016. The amount shown reflects the outstanding loan balance at the time of the modification.

	Legacy		Acquired
	Number of	Outstanding recorded	Number of	Outstanding recorded
March 31, 2016	contracts	investment	contracts	investment

Real estate loans:
One-to four-family	7	$147,578	-	$-
Commercial	-	-	-	-
Commercial Construction	-	-	-	-
Commercial	-	-	-	-
Home equity loans	-	-	-	-
Consumer	-	-	-	-
	7	$147,578	$-	$-

Legacy
	Number of	Outstanding recorded
March 31, 2015	contracts	investment

Real estate loans:
One-to four-family	-	$-
Commercial	2	3,358,446
Commercial Construction	-	-
Commercial	-	-
Home equity loans	-	-
Consumer	-	-
	2	$3,358,446

There were no loans that were modified as TDRs during the year ended March 31, 2016 and 2015, and have subsequently defaulted in the twelve months ended March 31, 2016 and 2015, respectively. Payment default under a TDR is defined as any TDR that is 90 days or more past due since the loan was modified.

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The Bank had the following outstanding commitments and unused lines of credit as of March 31, 2016 and 2015:

	March 31,	March 31,
	2016	2015

Unused commercial lines of credit	$9,845,571	$8,074,686
Unused home equity lines of credit	16,004,725	15,885,344
Unused consumer lines of credit	29,656	31,876
Residential construction loan commitments	8,166,473	5,325,095
Commercial construction loan commitments	1,384,932	1,129,681
Home equity loan commitments	536,000	337,000
Commercial loan commitments	411,500	269,000
Standby letter of credit	273,981	50,000

Note 8:	Related Party Transactions

The officers and directors of the Bank enter into loan transactions with the Bank in the ordinary course of business. The terms of these transactions are similar to the terms provided to other borrowers entering into similar loan transactions. All related party loans are subject to review by management and the board of directors.

Activity in these loans during the years ended March 31, 2016 and 2015 was as follows:

	2016	2015

Balance - Beginning of year	$475,115	$441,645
New loans and lines of credit advances	23,800	78,400
Principal repayments	(116,967)	(44,930)
Balance - End of year	$381,948	$475,115

As of March 31, 2016 and 2015, respectively, related parties had $23,000 and $67,312 of new loans and $6,150 and $6,150 of credit available under lines of credit. Deposits from officers and directors of the Bank totaled $1,009,456 and $1,697,936 at March 31, 2016 and 2015, respectively.

Note 9:	Premises and Equipment and Premises and Equipment Held For Sale

A summary of premises and equipment and the related depreciation and amortization as of March 31, is as follows:

	Estimated Useful
	Life (in years)			2016	2015

Land				$1,064,046	$290,219
Office buildings and improvements	3	-	39	3,535,769	2,869,429
Furniture and equipment	3	-	7	2,158,640	1,735,871
Automobiles		5		41,015	41,015
				6,799,470	4,936,534
Accumulated depreciation and amortization				(3,243,996)	(2,964,186)
Net premises and equipment				$3,555,474	$1,972,348

Depreciation and amortization expense				$278,865	$252,723

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The Bank closed its Towson branch in Baltimore County on May 1, 2015. Management closed the Towson branch and relocated it to the administrative office, also located in Towson. A branch presence was needed at the administrative office to assist the lending area in dealing with borrowers. This was also a means to reduce costs and made more efficient use of the Bank’s premises. The building and land was sold in June 2015 for $500,000 and the Bank recognized a gain of $407,188 on the sale.

In the acquisition of Fairmount Bancorp, the Company acquired three lots and a branch that was not in operation at the time of acquisition. The Company has no intention at this time of improving the lots or making the branch operational. These properties are currently marketed for sale and recorded at $405,000. This value represents the lower of cost or market value which consists of the appraised value of the properties and improvements less selling costs.

The Bank has an operating lease for one of its existing branch locations in Baltimore County that ended May 1, 2015 and was renewed under a five year renewal option. In addition, the Bank signed a sublease dated April 28, 2011, for its administrative office space located in Baltimore County that ends November 1, 2016. Each of the lease agreements have options to renew at the end of the lease term. Rental expense under the two leases for the years ended March 31, 2016 and 2015 was $394,694 and $390,912, respectively. The minimum future rental commitment under both agreements is as follows:

Year ending March 31,	Payments
2017	341,669
2018	137,865
2019	142,001
2020	146,261
2021	24,803

$792,599

Note 10:	Goodwill and Other Intangible Assets

The Company’s intangible assets (goodwill and core deposit intangible) at March 31, 2016 consists of assets recorded in December 2009 associated with the acquisition of a branch office in Pasadena, Maryland and the acquisition of Fairmount in September 2015. The goodwill is deductible for tax purposes. We evaluate goodwill and other intangible assets for impairment on an annual basis. The core deposit intangible asset is being amortized straight-line over a life of 8 years.

The following table presents the changes in net book value of intangible assets for the years ended March 31, 2016 and 2015:

		Core deposit
	Goodwill	intangible

Balance March 31, 2014	$2,664,432	$171,333
Amortization	-	(33,000)
Balance March 31, 2015	2,664,432	138,333
Additions (1)	4,103,379	542,540
Amortization	-	(62,573)

Balance March 31, 2016	$6,767,811	$618,300

(1) - Additions to intangible assets are related to the merger with Fairmount

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

At March 31, 2016, future expected annual amortization associated with the core deposit intangible is as follows:

Year ending March 31,	Amount

2017	$95,818
2018	95,818
2019	95,818
2020	93,484
2021	67,818
2022	67,818
2023	67,818
2024	33,908
$618,300

Note 11:	Derivative – Interest Rate Swap Agreement

Derivative instruments are entered into primarily as a risk management tool of the Company. The derivative position relates to a transaction in which the Bank entered into an interest rate swap with another financial institution using a fixed rate commercial real estate loan as an offset. The Bank agrees to pay the other financial institution a fixed interest rate on a notional amount based upon the commercial real estate loan and in return receive a variable interest rate on the same notional amount. This transaction allows the Bank to effectively convert a fixed rate loan to a variable rate. Because the terms of the swap with the other financial institution and the commercial real estate loan offset each other, with the only difference being credit risk associated with the loan, changes in the fair value of the underlying derivative contract and the commercial real estate loan are not materially different and do not significantly impact the Bank’s results of operations.

During the second quarter of fiscal 2016, the Company entered into the interest rate swap agreement with a $3.3 million notional amount to convert a fixed rate commercial real estate loan at 3.99% into a variable rate for a term of approximately 10 years. The notional amounts of the interest rate swap and the offsetting commercial real estate loan were $3.2 million at March 31, 2016. The derivative is designated as a fair value hedge.

Credit risk arises from the possible inability of counterparties to meet the terms of their contracts. The Bank’s exposure is limited to the replacement value of the contract rather than the notional amount, principal, or contract amount. There are provisions in the agreement with the counterparty that allow for certain unsecured credit exposure up to an agreed threshold. Exposures in excess of the agreed threshold are collateralized. In addition, the Bank minimizes credit risk through credit approvals, limits, and monitoring procedures.

The fair value hedge is summarized below:

	March 31, 2016
	Notional Amount	Principal Amount	Fair Value
Included in Loans and Leases:
Commercial real estate loan	$-	$3,254,906	$3,462,417
Included in Other Liabilities:
Interest Rate Swap	$3,254,906	-	$207,511

No gain or loss was recognized in earnings for the year ended March 31, 2016 related to the interest rate swap. The Company posted $290,422 under collateral arrangements as of March 31, 2016 to satisfy collateral requirements associated with the credit risk exposure.

Note 12:	Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively:

	March 31, 2016		March 31, 2015
	Amount	% of Total	Amount	% of Total
Savings	$33,010,962	11%	$16,933,011	8%
Noninterest-bearing checking	19,747,437	6%	16,652,771	7%
Interest-bearing checking	13,298,677	4%	11,003,370	5%
Money market accounts	52,576,567	17%	28,033,238	13%
Time deposits	195,031,411	62%	149,696,502	67%
	$313,665,054	100.0%	$222,318,892	100%
Premium on deposits asssumed	328,597		-
Total deposits	$313,993,651		$222,318,892

The aggregate amount of time deposits in denominations of $100,000 or more were $84,826,226 and $60,613,903 at March 31, 2016 and 2015, respectively.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

A schedule of maturity of time deposits is as follows:

Maturity period	2016	2015

Within one year	$105,643,954	$86,141,923
Over one year through two years	47,080,116	32,497,524
Over two years through three years	20,359,501	13,139,593
Over three years through four years	11,483,526	8,396,156
Over four years through five years	10,464,315	9,521,306
	$195,031,411	$149,696,502

Note 13:	Federal Home Loan Bank Advances and Lines of Credit

The Bank may borrow up to $5,000,000 from a correspondent bank under a secured federal funds line of credit and $1,000,000 under an unsecured federal funds line of credit. The Bank would be required to pledge investment securities to draw upon the secured line of credit. There were no borrowings under these lines of credit at March 31, 2016 and 2015.

Borrowings consist of advances from the Federal Home Loan Bank (FHLB). The Bank may borrow up to 20 percent of its assets under a line of credit agreement with the FHLB. Advances under the line of credit are secured by investments and certain loans owned by the Bank. As of March 31, 2016 and March 31, 2015, the Bank had $57,987,800 and $50,140,000, respectively, of available credit from the FHLB. Advances would be limited by the balance of investment securities and loans available for pledge. As a condition of obtaining the line of credit from the FHLB, the FHLB also requires the Bank purchase shares of capital stock in the FHLB. Information relating to borrowings at March 31, 2016 and 2015 is presented below.

	March 31, 2016			March 31, 2015
	Amount	Rate	Maturity Date	Amount	Rate	Maturity Date
FHLB advance	$2,000,000	0.43%	6/3/2016	$2,000,000	0.21%	6/3/2015
FHLB advance	2,000,000	0.60%	9/3/2016	2,000,000	0.28%	9/3/2015
FHLB advance	1,500,000	0.75%	3/31/2017	2,000,000	0.43%	3/3/2016
FHLB advance	1,000,000	4.24%	7/31/2017	-
FHLB advance	1,000,000	4.01%	8/21/2017	-
FHLB advance	1,000,000	0.91%	8/31/2017	-
FHLB advance	1,500,000	3.23%	11/24/2017	-
FHLB advance	1,500,000	3.40%	11/27/2017	-
FHLB advance	1,000,000	2.60%	7/2/2018	-
FHLB advance	1,000,000	3.05%	7/3/2018	-
FHLB advance	1,000,000	2.60%	10/2/2018	-
	14,500,000			6,000,000
Premium on borrowings assumed	305,237			-
Total borrowings	$14,805,237			$6,000,000

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 14:	Income Taxes

The provisions for income taxes for the years ended March 31, 2016 and 2015 consist of the following components:

	March 31,
	2016	2015
Current:
Federal	$(19,684)	$111,039
State	(5,205)	(16,776)
Deferred income tax	446,580	(431,616)
Total	$421,691	$(337,353)

A reconciliation of the provision for taxes on income from the statutory federal income tax rate to the effective income tax rates follows:

	March 31,
	2016	2015

Tax at statutory federal income tax rate	$111,886	$(221,565)
Tax effect of:
Tax-exempt income	(133,030)	(160,891)
State income taxes, net of federal benefit	67,785	(2,419)
Nondeductible expenses and other	375,050	47,522
Income tax expense	$421,691	$(337,353)

The following is a summary of the tax effects of the temporary differences between financial and income tax accounting that give rise to deferred tax assets and deferred tax liabilities as of March 31:

	2016	2015
Deferred tax assets:
Allowance for loan losses	$688,066	$679,643
Nonaccrual interest	194,900	216,259
Deferred compensation	156,164	218,424
Foreclosed real estate write down and holding costs	221,010	221,010
Deferred loan costs	35,070	45,911
Charitable contribution carryforward	38,101	33,953
Net operating loss carryforward	625,612	529,318
Stock based payment awards	64,799	45,609
Unrealized loss on investment securities available for sale	14,410	196,274
AMT credit carryover	169,728	170,033
Acquisition activity	969,105	-
Accumulated depreciation	-	43,078
	3,176,965	2,399,512
Valuation allowance on deferred tax asset	(21,218)	(10,509)
	3,155,747	2,389,003

Deferred tax liabilities:
FHLB stock dividends	67,245	67,245
Goodwill and other intangible assets	588,727	317,926
Accumulated depreciation	93,576
Other	52,858	41,982
	802,406	427,153

Net deferred tax asset	$2,353,341	$1,961,850

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

In management’s opinion, it is more likely than not that the Company will be able to realize the recorded net deferred income tax asset. This is based on management’s analysis, which includes projections of future taxable income as well as income taxes paid in prior years available for carryback. As of March 31, 2016, the Company recorded a valuation allowance related to the holding company’s State of Maryland net operating loss carryforward. As of March 31, 2016, the Company has a federal net operating loss carryforward of $1,427,451, which will expire during the year ending March 31, 2034.

The Company’s tax returns are subject to review and examination by federal and state taxing authorities. The Company’s tax returns are currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended March 31, 2013 through March 31, 2016. In management’s opinion, the Company does not have any uncertain tax positions that are deemed material, and did not recognize any adjustments for unrecognized tax benefits.

Note 15:	Regulatory Capital Ratios

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

Under the revised prompt corrective action requirements, as of January 1, 2015, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8%; (3) a total risk-based capital ratio of 10% and (4) a Tier 1 leverage ratio of 5%. As of March 31, 2016, the Bank met all capital adequacy requirements under the Basel III Capital Rules to be considered “well capitalized” under prompt corrective action rules.

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following table presents actual and required capital ratios as of March 31, 2016 and March 31, 2015 for Hamilton Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of January 1, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital		To be well
	Actual		Required - Basel III		Required - Basel III		capitalized (1)
			Phase-In Schedule		Fully Phased-In
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)		(dollars in thousands)
March 31, 2016

Common equity tier 1 capital (to risk-weighted assets)	$44,518	19.06%	$11,971	5.13%	$16,350	7.00%	$15,182	6.50%
Total risk-based capital (to risk-weighted assets)	46,262	19.81%	20,146	8.63%	24,525	10.50%	23,357	10.00%
Tier 1 capital (to risk-weighted assets)	44,518	19.06%	15,474	6.63%	19,854	8.50%	18,686	8.00%
Tier 1 capital (to adjusted total assets)	44,518	11.78%	15,114	4.00%	15,114	4.00%	18,892	5.00%

March 31, 2015

Common equity tier 1 capital (to risk-weighted assets)	$44,187	24.37%	$8,160	4.50%	$12,694	7.00%	$11,787	6.50%
Total risk-based capital (to risk-weighted assets)	45,910	25.32%	14,508	8.00%	19,041	10.50%	18,134	10.00%
Tier 1 capital (to risk-weighted assets)	44,187	24.37%	10,881	6.00%	15,414	8.50%	14,508	8.00%
Tier 1 capital (to adjusted total assets)	44,187	15.82%	11,168	4.00%	11,168	4.00%	13,960	5.00%

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

In its regulatory report filed as of March 31, 2016, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. Management is not aware of any events that would have caused this classification to change. Management has no plans that should change the classification of the capital adequacy.

Note 16:	Defined Contribution Retirement Plan

The Bank offers a retirement plan qualifying under section 401(k) of the Internal Revenue Code to its employees. The Plan covers all full-time employees with one year of service who have reached 18 years of age. The Bank contributes three percent of each participant’s eligible compensation to the Plan. The Bank may make elective deferrals as well, upon Board of Directors approval. During the years ended March 31, 2016 and 2015, the Bank recorded expense of $120,862 and $85,916, respectively, related to the 401(k) Plan.

Note 17:	Employee Stock Ownership Plan

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 20-year term of the loan with funds from the Bank’s contributions to the ESOP and dividends paid on the stock, if any. The interest rate on the ESOP loan is an adjustable rate equal to the lowest prime rate, as published in the Wall Street Journal. The interest rate will adjust annually and will be the prime rate on the first business day of the calendar year. The interest rate on the loan as of March 31, 2016 is 3.50%.

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

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the fair market price of the shares as they are committed to be released from the unallocated suspense account to participants’ accounts. The shares allocated will then become outstanding shares for earnings per share computations. The ESOP compensation expense for the year ended March 31, 2016 and 2015 was $209,949 and $191,771, respectively.

A summary of ESOP shares at March 31, 2016 and 2015 is as follows:

	2016	2015

Shares allocated to employees	59,248	44,436
Unearned shares	236,992	251,804
Total ESOP shares	296,240	296,240
Fair value of unearned shares	$3,154,364	$3,444,679

Note 18:	Stock Based Compensation

In November 2013, the Company’s shareholders approved a new Equity Incentive Plan (the “2013 Equity Incentive Plan’’). The 2013 Equity Incentive Plan allows for up to 148,120 shares to be issued to employees, executive officers or Directors in the form of restricted stock, and up to 370,300 shares to be issued to employees, executive officers or Directors in the form of stock options. At March 31, 2016, there were 81,900 restricted stock awards issued and outstanding and 219,650 stock option awards granted under the 2013 Equity Incentive Plan.

Stock Options:

Under the above plan, the exercise price for stock options is the market price at date of grant. The maximum option term is ten years and the options granted shall vest in five equal annual installments of 20% with the first installment becoming exercisable on the first anniversary of the date of grant, or February 3, 2015, and succeeding installments on each anniversary thereafter, through February 3, 2019. The Company plans to issue new shares to satisfy share option exercises. Total compensation cost that has been charged to employee benefit expense for the stock option plan was $209,209 for the years ended March 31, 2016 and 2015, respectively.

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

The fair value of options granted during the fiscal year ended March 31, 2014 were determined using the following weighted-average assumptions as of grant date.

February 3, 2014
(Grant Date)
Risk free interest rate	2.07%
Expected term (in years)	7.0
Expected stock price volatility	27.30%
Dividend yield	0.00%

The fair value of the options granted at grant date was $4.65.

A summary of stock option activity for the year ended March 31, 2016 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
March 31, 2016:	Shares	Price	Term (in years)
Outstanding at beginning of period	219,650	$13.85	8.8
Granted	0	0	0
Exercised	0	0	0
Forfeited, exchanged or expired	0	0	0
Outstanding at end of period	219,650	$13.85	7.8

Vested at end of period	87,860	$13.85	7.8

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
March 31, 2015:	Shares	Price	Term (in years)
Outstanding at beginning of period	225,150	$13.85	9.8
Granted	-	-	-
Exercised	-	-	-
Forfeited, exchanged or expired	(5,500)	13.85	-
Outstanding at end of period	219,650	13.85	8.8

Vested at end of period	43,930	$13.85	8.8

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

As of March 31, 2016, there was $592,760 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.83 years. The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. As of March 31, 2016, the outstanding stock options have no intrinsic value because the stock price at March 31, 2016 was less than the weighted average exercise price.

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

A summary of changes in the Company’s nonvested shares for the year is as follows:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at March 31, 2015	66,500	$13.76
Granted	400	14.00
Vested	(16,300)	13.76
Forfeited	-	-
Nonvested at March 31, 2016	50,600	$13.76

Fair Value of shares vested	$416,603

The following table outlines the vesting schedule of the nonvested restricted stock awards as of March 31, 2016:

Year Ending March 31,	# of restricted shares
2017	16,380
2018	16,380
2019	16,380
2020	1,380
2021	80
50,600

The Company recorded restricted stock awards expense of $225,425 and $210,920 for the years ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was $656,517 of total unrecognized compensation cost related to nonvested shares granted under the 2013 stock incentive plan. The cost is expected to be recognized over a weighted-average period of 2.94 years.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 19:	Fair Value Measurements

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

Fair value measurements on a recurring basis

Securities available for sale – If quoted prices are available in an active market for identical assets, securities are classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. As of March 31, 2016 and 2015, the Bank has categorized its investment securities available for sale as follows:

	Level 1	Level 2	Level 3
	inputs	inputs	inputs	Total

March 31, 2016

U.S. government agencies	$-	$10,532,996	$-	$10,532,996
Municipal bonds	-	4,112,564	-	4,112,564
Corporate bonds		-	1,898,640	1,898,640
Mortgage-backed securities	-	53,940,200	-	53,940,200
Total securities available for sale	$-	$68,585,760	$1,898,640	$70,484,400

	Level 1	Level 2	Level 3
	inputs	inputs	inputs	Total
March 31, 2015

U.S. government agencies	$-	$17,311,947	$-	$17,311,947
Municipal bonds	-	2,317,130	-	2,317,130
Corporate bonds	-	1,953,264	-	1,953,264
Mortgage-backed securities	-	71,357,410	-	71,357,410
Total securities available for sale	$-	$92,939,751	$-	$92,939,751

During fiscal 2016, a corporate bond was moved from Level 2 input to Level 3 input. The quantitative unobservable input for this bond was obtained based upon pricing from an independent third party.

Derivative – Interest rate swap agreement - Our methodology consists of a discounted cash flow model where all future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date. The curve utilized for discounting and projecting is built by obtaining publicly available third party market quotes. As of March 31, 2016, the bank has categorized its interest rate swap as follows:

March 31, 2016	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total

Loans - Commercial real estate loan	$-	$207,511	$-	$207,511
Derivative - Interest rate swap agreement	$-	$(207,511)	$-	$(207,511)

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Fair value measurements on a nonrecurring basis

Impaired Loans - The Bank has measured impairment generally based on the fair value of the loan's collateral. Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of March 31, 2016 and 2015, the fair values consist of loan balances of $7,438,106 and $8,851,210 that have been written down by $59,571 and $98,362, respectively, as a result of specific loan loss allowances.

Foreclosed real estate – The Bank's foreclosed real estate is measured at fair value less estimated cost to sell. As of March 31, 2016 and 2015, the fair value of foreclosed real estate was estimated to be $443,015 and $455,575, respectively. Fair value was determined based on offers and/or appraisals. Cost to sell the assets was based on standard market factors. The Company has categorized its foreclosed assets as Level 3.

Premises and equipment held for sale – The Bank’s premises and equipment held for sale is measured at the fair value less estimated cost to sell. These assets were acquired in the acquisition of Fairmont Bancorp. As of March 31, 2016, the fair value of premises and equipment held for sale was estimated to be $405,000. Fair value was determined based upon appraisals and the cost to sell these assets was determined using standard market factors. The Company has categorized its premises and equipment held for sale as Level 3.

Loans held for sale – The Bank’s loans held for sale are carried at the fair value less costs to sell in the secondary market. Fair value of loans held for sale is based upon outstanding investor commitments or, in the absence of such commitments, based on current investor yield requirements or third party pricing models and are considered Level 2.

	Level 1	Level 2	Level 3
	inputs	inputs	inputs	Total
March 31, 2016

Impaired loans	$-	$-	$7,378,535	$7,378,535
Foreclosed real estate	-	-	443,015	443,015
Premises and equipment held for sale	-	-	405,000	405,000
Loans held for sale	-	266,176	-	266,176
Total fair value of assets on a nonrecurring basis	$-	$266,176	$8,226,550	$8,492,726

	Level 1	Level 2	Level 3
	inputs	inputs	inputs	Total
March 31, 2015

Impaired loans	$-	$-	$8,752,848	$8,752,848
Foreclosed real estate	-	-	455,575	455,575
Loans held for sale	-	591,670	-	591,670
Total fair value of assets on a nonrecurring basis	$-	$591,670	$9,208,423	$9,800,093

The following table presents the valuation and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at December 31, 2016:

Description	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
Impaired loans, net of allowance	$7,378,535	Appraised value	Discount to reflect current market conditions	0.00%	-	25.00%
		Discounted cash flows	Discount rates	2.63%	-	7.25%
Forclosed real estate	$443,015	Appraised value	Discount to reflect current market conditions	0.00%	-	25.00%
Premises and equipment held for sale	$405,000	Appraised Value	Discount to reflect current market conditions	0.00%	-	10.00%

The following table summarizes changes in foreclosed real estate for the year ended March 31, 2016, which is measured on a nonrecurring basis using significant unobservable, level 3, inputs:

	Year Ended March 31,
	2016	2015
Balance, beginning of year	$455,575	$664,020
Transfer to foreclosed real estate	-	12,560
Foreclosed real estate acquired in acquisition	20,000	-
Proceeds from sale of foreclosed real estate	(31,752)	-
Loss on sale of foreclosed real estate	(808)	-
Write down of foreclosed real estate	-	(221,005)
Balance, end of year	$443,015	$455,575

The remaining financial assets and liabilities are not reported on the balance sheets at fair value on a recurring basis. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

	March 31, 2016		March 31, 2015
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Financial assets
Level 1 inputs
Cash and cash equivalents	$67,448,536	$67,448,536	$16,643,888	$16,643,888

Level 2 inputs
Loans held for sale	259,450	266,176	581,139	591,670
Federal Home Loan Bank stock	1,042,500	1,042,500	522,700	522,700
Securities available for sale	68,585,760	68,585,760	92,939,751	92,939,751
Bank-owned life insurance	12,709,908	12,709,908	12,359,969	12,359,969

Level 3 inputs
Certificates of deposit held as investment	3,968,229	3,911,474	-	-
Loans receivable, net of unearned income	221,859,056	224,133,826	158,594,958	160,612,436
Securities available for sale	1,898,640	1,898,640

Financial liabilities
Level 2 inputs
Derivative - Interest rate swap agreement	207,511	207,511	-	-
Level 3 inputs
Deposits	313,993,651	314,095,055	222,318,892	222,880,492
Advance payments by borrowers for taxes and insurance	1,079,794	1,079,794	619,028	619,028
Borrowings	14,805,237	15,146,307	6,000,000	5,999,250

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 20:	Condensed Financial Statements of Parent Company

Presented below are the condensed statements of financial condition as of March 31, 2016 and 2015, and the related condensed statements of operations and condensed statements of cash flows for Hamilton Bancorp, Inc. for the years ended March 31, 2016 and 2015.

Condensed Statements of Financial Condition

	March 31, 2016	March 31, 2015

Assets
Cash and due from bank	$5,725,430	$10,296,338
Investment securities available-for-sale	1,000,250	981,710
Loans and leases, net of unearned income	632,786	-
ESOP loan receivable	2,449,810	2,565,219
Investment in bank subsidiary	51,548,080	46,910,011
Other assets	214,581	124,242
Total Assets	$61,570,937	$60,877,520

Liabilities	$26,354	$77,812

Shareholders' Equity
Common stock	34,136	34,177
Additional paid in capital	31,242,731	30,832,815
Retained earnings	32,659,455	32,752,071
Unearned ESOP shares	(2,369,920)	(2,518,040)
Accumulated other comprehensive loss	(21,819)	(301,315)
Total Shareholders' Equity	61,544,583	60,799,708
Total Liabilities and Shareholders' Equity	$61,570,937	$60,877,520

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Condensed Statements of Operations

	March 31, 2016	March 31, 2015
Interest revenue
Interest on loans, including fees	$16,086	$-
Interest on bank deposits	7,139	9,277
Interest on investments	22,500	46,223
Interest on ESOP loan	82,432	86,094
Total interest revenue	128,157	141,594

Noninterest revenue
Gain on sale of investment securities	-	40,906

Noninterest expenses
Legal	48,866	72,502
Other professional services	43,285	60,511
Merger related expenses	891,378	73,505
Other operating	232,680	124,579
Total noninterest expenses	1,216,209	331,097

Loss before income tax benefit and equity in net loss of bank subsidiary	(1,088,052)	(148,597)
Income tax benefit	(66,869)	(54,960)
Loss before equity in net loss of bank subsidiary	(1,021,183)	(93,637)

Equity in net income (loss) of bank subsidiary	928,567	(220,672)

Net loss	$(92,616)	$(314,309)

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Condensed Statements of Cash Flows

	March 31, 2016	March 31, 2015

Cash flows from operating activities:
Net loss	$(92,616)	$(314,309)
Adjustments to reconcile net loss to net cash used by operating activities:
Equity in undistributed net gain of subsidiary	(928,567)	220,672
Accretion of discount on investment securities	-	(10,040)
Gain on sale of investment securities	-	(40,906)
Increase in other assets	(96,962)	(48,392)
Decrease in other liabilities	(51,458)	77,812

Net cash used by operating activities	(1,169,603)	(115,163)

Cash flows from investing activities:
Acquistion, net of cash acquired	(13,804,370)	-
Principal collected on ESOP loan	115,409	111,775
Loans made, net of principal repayments	23,146	-
Proceeds from maturing and called certificates of deposit	264,510	-
Procceeds from sale of securities available for sale	-	1,970,000
Proceeds from maturing and called securities available for sale, including principal pay downs	-	4,000,000
Purchase of investment securities available-for-sale	-	(1,919,054)

Net cash provided (used) by investing activities	(13,401,305)	4,162,721

Cash flows from financing activities:
Dividend from Bank subsidiary	10,000,000	-
Repurchase of common stock	-	(2,502,190)

Net cash provided (used) by financing activities	10,000,000	(2,502,190)

Net increase (decrease) in cash and cash equivalents	(4,570,908)	1,545,368
Cash and cash equivalents at beginning of period	10,296,338	8,750,970
Cash and cash equivalents at end of period	$5,725,430	$10,296,338