Form 10-Q
period 2016-06-30
Hamilton Bancorp, Inc.
filed 2016-08-15
CIK 1551739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No. 001-35693

Hamilton Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	46-0543309
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

501 Fairmount Avenue, Suite 200, Towson, Maryland	21286
(Address of Principal Executive Offices)	Zip Code

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

YES [   ]     NO [X]

3,413,646 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of August 15, 2016.

Hamilton Bancorp, Inc. and Subsidiaries

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Financial Condition

June 30, 2016 and March 31, 2016

	June 30, 2016	March 31, 2016
	(Unaudited)	(Audited)
Assets
Assets
Cash and due from banks	$51,189,015	$47,101,688
Federal funds sold	13,647,738	20,346,848
Cash and cash equivalents	64,836,753	67,448,536
Certificates of deposit held as investment	3,726,067	3,968,229
Securities available for sale, at fair value	80,523,378	70,484,400
Federal Home Loan Bank stock, at cost	1,640,100	1,042,500
Loans held for sale	-	259,450
Loans and leases, net of unearned income	331,438,194	221,859,056
Allowance for loan losses	(1,896,972)	(1,702,365)
Net loans and leases	329,541,222	220,156,691
Premises and equipment, net	4,284,327	3,555,474
Premises and equipment held for sale	405,000	405,000
Foreclosed real estate	460,780	443,015
Accrued interest receivable	1,388,315	948,166
Bank-owned life insurance	17,880,474	12,709,908
Deferred income taxes	5,141,277	2,353,141
Income taxes refundable	228,920	228,920
Goodwill and other intangible assets	10,655,873	7,386,111
Other assets	2,051,298	1,527,014
Total Assets	$522,763,784	$392,916,555

Liabilities and Shareholders' Equity
Liabilities
Noninterest-bearing deposits	$22,132,850	$19,747,437
Interest-bearing deposits	403,391,490	294,246,214
Total deposits	425,524,340	313,993,651
Borrowings	28,487,127	14,805,237
Advances by borrowers for taxes and insurance	3,069,417	1,079,794
Other liabilities	4,019,560	1,493,290
Total liabilities	461,100,444	331,371,972

Commitments and contingencies	-	-

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized. Issued: 3,413,646 shares at June 30, 2016 and March 31, 2016	34,136	34,136
Additional paid in capital	31,351,459	31,242,731
Retained earnings	32,324,247	32,659,455
Unearned ESOP shares	(2,369,920)	(2,369,920)
Accumulated other comprehensive income (loss)	323,418	(21,819)
Total shareholders' equity	61,663,340	61,544,583
Total Liabilities and Shareholders' Equity	$522,763,784	$392,916,555

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,
	2016	2015
Interest revenue
Loans, including fees	$3,316,673	$1,940,608
U.S. treasuries, government agencies and FHLB stock	86,574	96,708
Municipal and corporate bonds	49,026	34,806
Mortgage-backed securities	231,497	297,594
Federal funds sold and other bank deposits	66,706	5,263
Total interest revenue	3,750,476	2,374,979

Interest expense
Deposits	611,812	372,444
Borrowed funds	42,072	4,953
Total interest expense	653,884	377,397

Net interest income	3,096,592	1,997,582
Provision for loan losses	210,000	-
Net interest income after provision for loan losses	2,886,592	1,997,582

Noninterest revenue
Service charges	95,120	95,078
Gain on sale of loans held for sale	11,172	16,998
Gain on sale of property and equipment	-	407,188
Earnings on bank-owned life insurance	112,526	87,742
Other	50,680	22,997
Total noninterest revenue	269,498	630,003

Noninterest expenses
Salaries	1,430,939	938,239
Employee benefits	349,334	261,837
Occupancy	215,900	174,626
Advertising	31,351	27,363
Furniture and equipment	98,323	78,440
Data processing	185,723	141,988
Legal services	50,263	22,179
Other professional services	100,098	87,422
Merger related expenses	236,484	230,785
Branch consolidation expense	437,424	-
Deposit insurance premiums	77,200	49,864
Foreclosed real estate expense and losses	8,108	808
Other operating	487,952	309,423
Total noninterest expense	3,709,099	2,322,974

(Loss) income before income taxes	(553,009)	304,611
Income tax (benefit) expense	(217,801)	186,288
Net (loss) income	$(335,208)	$118,323

Net (loss) income per common share:
Basic	$(0.11)	$0.04
Diluted	$(0.11)	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,
	2016	2015

Net income (loss)	$(335,208)	$118,323

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	570,123	(1,200,479)
Reclassification adjustment for realized gain on investment securities available for sale included in net income	-	-
Total unrealized gain (loss) on investment securities available for sale	570,123	(1,200,479)
Income tax expense (benefit) relating to investment securities available for sale	224,886	(473,529)
Other comprehensive income (loss)	345,237	(726,950)

Total comprehensive income (loss)	$10,029	$(608,627)

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three Months Ended June 30, 2016 and 2015

	Common stock	Additional paid-in capital	Retained earnings	Unearned ESOP shares	Accumulated other comprehensive income (loss)	Total shareholders' equity

Balances March 31, 2015	$34,177	$30,832,815	$32,752,071	$(2,518,040)	$(301,315)	$60,799,708
Net income	-	-	118,323	-	-	118,323
Unrealized loss on available for sale securities, net of tax effect of $473,529	-	-	-	-	(726,950)	(726,950)
Stock based compensation - options	-	52,302	-	-	-	52,302
Stock based compensation - restricted stock	-	56,147	-	-	-	56,147

Balances June 30, 2015	$34,177	$30,941,264	$32,870,394	$(2,518,040)	$(1,028,265)	$60,299,530

Balance March 31, 2016	$34,136	$31,242,731	$32,659,455	$(2,369,920)	$(21,819)	$61,544,583
Net loss	-	-	(335,208)	-	-	(335,208)
Unrealized gain on available for sale securities, net of tax effect of $224,886	-	-	-	-	345,237	345,237
Stock based compensation - options	-	52,302	-	-	-	52,302
Stock based compensation - restricted stock	-	56,426	-	-	-	56,426

Balance June 30, 2016	$34,136	$31,351,459	$32,324,247	$(2,369,920)	$323,418	$61,663,340

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,
	2016	2015

Cash flows from operating activities
Interest received	$3,520,057	$2,560,794
Fees and commissions received	145,801	526,071
Interest paid	(742,098)	(377,634)
Cash paid to suppliers and employees	(2,422,853)	(2,547,248)
Origination of loans held for sale	(675,000)	(1,095,650)
Proceeds from sale of loans held for sale	945,622	1,433,104
Income taxes paid	(1,735,421)	-
Net cash (used) provided by operating activities	(963,892)	499,437

Cash flows from investing activities
Acqusition, net of cash acquired	(11,006,813)	-
Proceeds from maturing and called securities available for sale, including principal pay downs	7,968,235	5,252,100
Proceeds from maturing and called certificates of deposit	735,000	-
Purchase of Federal Home Loan Bank stock	185,000	-
Loans made, net of principal repayments	(1,121,745)	(9,360,001)
Purchase of premises and equipment	(75,953)	(46,282)
Proceeds from sale of foreclosed real estate	-	11,752
Proceeds from sale of premises and equipment	35,000	500,000
Net cash used by investing activities	(3,281,276)	(3,642,431)

Cash flows from financing activities
Net increase in
Deposits	1,643,762	731,214
Advances by borrowers for taxes and insurance	1,989,623	351,911
Proceeds from borrowings	-	2,000,000
Payments of borrowings	(2,000,000)	(2,000,000)
Net cash provided by financing activities	1,633,385	1,083,125

Net decrease in cash and cash equivalents	(2,611,783)	(2,059,869)

Cash and cash equivalents at beginning of period	67,448,536	16,643,888

Cash and cash equivalents at end of period	$64,836,753	$14,584,019

Supplemental Disclosures of Cash Flow Information:
Total cash consideration paid for Fraternity Acquisition	$25,704,871	$-
Less cash acquired	14,698,058	-
Acquisition, net of cash acquired	$11,006,813	$-

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

	Three Months Ended June 30,
	2016	2015

Reconciliation of net (loss) income to net cash (used) provided by operating activities
Net (loss) income	$(335,208)	$118,323
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities
Amortization of premiums on securities	133,622	114,077
Amortization of premiums on certificates of deposit	5,162	-
Loan premium amortization	38,352	6,883
Deposit premium amortization	(102,183)	-
Borrowing premium amortization	(111,647)	-
Core deposit intangible asset amortization	26,474	7,250
Premises and equipment depreciation and amortization	81,906	60,083
Gain on disposal of premises and equipment	-	(407,188)
Loss on sale of foreclosed real estate		808
Stock based compensation	108,729	108,449
Provision for loan losses	210,000	-
Decrease (increase) in
Accrued interest receivable	(440,149)	62,533
Loans held for sale	259,450	320,456
Cash surrender value of life insurance	(112,525)	(87,742)
Income taxes refundable and deferred income taxes	(1,953,222)	186,288
Other assets	2,446,605	180,314
Increase (decrease) in
Accrued interest payable	125,616	(237)
Deferred loan origination fees	32,594	2,322
Other liabilities	(1,377,468)	(173,182)
Net cash (used) provided by operating activities	$(963,892)	$499,437

Noncash investing activity
Real estate acquired through foreclosure	$17,765	$-

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2016

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

On May 13, 2016, the Company completed its acquisition of Fraternity Community Bancorp, Inc. (“Fraternity”) through the merger of Fraternity, the parent company of Fraternity Federal Savings and Loan, with and into the Company pursuant to the Agreement and Plan of Merger dated as of October 12, 2015, by and between the Company and Fraternity. As a result of the merger, each shareholder of Fraternity received a cash payment equal to nineteen dollars and twenty-five cents ($19.25) for each share of Fraternity common stock, or an aggregate of approximately $25.7 million. Immediately following the merger of Fraternity into the Company, Fraternity Federal Savings and Loan was merged with and into the Bank, with the Bank the surviving bank.

On September 11, 2015, the Company completed its acquisition of Fairmount Bancorp, Inc. (“Fairmount”) through the merger of Fairmount, the parent company of Fairmount Bank, with and into the Company pursuant to the Agreement and Plan of Merger dated as of April 15, 2015, by and between the Company and Fairmount. As a result of the merger, each shareholder of Fairmount received a cash payment equal to thirty dollars ($30.00) for each share of Fairmount common stock, or an aggregate of approximately $14.2 million. Immediately following the merger of Fairmount into the Company, Fairmount Bank was merged with and into the Bank, with the Bank the surviving entity.

Hamilton Bancorp is a holding company that operates a community bank with 7 branches in the Baltimore-metropolitan area. Its primary deposit products are certificates of deposit and demand, savings, NOW, and money market accounts. Its primary lending products consist of real estate mortgages, along with commercial and consumer loans. Hamilton Bancorp’s primary source of revenue is derived from loans to customers, who are predominately small and middle-market business and middle-income individuals.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. We derived the balances as of March 31, 2016 from audited financial statements. Operating results for the three months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017, or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016. Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation.

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

Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The loans acquired from the Company’s acquisition of Fraternity on May 13, 2016 (see Note 3 “Acquisition of Fraternity Community Bancorp, Inc.”) were recorded at fair value at the acquisition date and no separate valuation allowance was established.  The initial fair values were determined by management, with the assistance of an independent valuation specialist, based on estimated expected cash flows discounted at appropriate rates.  The discount rates were based on market rates for new originations of comparable loans and did not include a separate factor for loan losses as that was included in the estimated cash flows.

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

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

The allowance for loan losses is increased by provisions charged to income and reduced by charge-offs, net of recoveries. Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and current economic conditions. The look back period for historical losses consists of reviewing both a 36 and 48 month look back period for net charge-offs. Both of these periods are used individually to develop a range in which the allowance for loan losses should be within.

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

Recent Accounting Pronouncements

ASU 2016-13, Financial Instruments – Credit Losses. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this ASU on its consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

ASU 2016-09, Improvements to Employee share-Based Payment Accounting (Topic 718). This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.  Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”).  Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated.  The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them.  In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation.  The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards.  Forfeitures can be estimated, as required today, or recognized when they occur.  ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016.  Early adoption is permitted, but all of the guidance must be adopted in the same period.  The Company is currently evaluating the provisions of ASU No. 2016-09 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

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

ASU No. 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Liabilities. This ASU requires equity investments to be measured at fair value with changes in fair value recognized in net income, excluding equity investments that are consolidated or accounted for under the equity method of accounting. The amendment allows equity investments without readily determinable fair values to be measured at cost minus impairment, with a qualitative assessment required to identify impairment. The amendment also requires public companies to use exit prices to measure the fair value of financial instruments purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statement; it eliminates the disclosure requirements related to measurement assumptions for the fair value of instruments measured at amortized cost. In addition, for liabilities measured at fair value under the fair value option, to present in other comprehensive income changes in fair value due to changes in instrument specific credit risk. ASU No. 2016-01 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.

ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period

Adjustments. This update eliminates the requirement to retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. These adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The update also requires the nature of and reason for the business combination, to be disclosed in the consolidated financial statements. ASU 2015-16 became effective for fiscal years beginning after December 15, 2015, and were not material to the consolidated financial statements. All measurement period adjustments related to the acquisition of Fairmount were recorded in the period in which the adjustments were determined.

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

Note 3:          Acquisitions

Fraternity Community Bancorp, Inc.

On May 13, 2016, Hamilton Bancorp acquired Fraternity Community Bancorp, Inc. (“Fraternity”), the parent company of Fraternity Federal Savings and Loan. Under the terms of the Merger Agreement, shareholders of Fraternity received a cash payment equal to nineteen dollars and twenty-five cents ($19.25) for each share of Fraternity common stock. The total merger consideration was $25.7 million.

In connection with the acquisition, Fraternity Federal Savings and Loan was merged with and into Hamilton Bank, with Hamilton Bank as the surviving bank. The results of the Fraternity acquisition are included with Hamilton’s results as of and from May 13, 2016.

As required by the acquisition method of accounting, we have adjusted the acquired assets and liabilities of Fraternity to their estimated fair value on the date of acquisition and added them to those of Hamilton Bancorp. Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which we have based on level 3 valuation estimates and assumptions that are subject to change, we have allocated the preliminary purchase price for Fraternity as follows:

	As recorded by Fraternity Community Bancorp, Inc.	Fair Value Adjustments		As recorded by Hamilton Bancorp, Inc.
Identifiable assets:
Cash and cash equivalents	$15,196,058	$-		$15,196,058
Investment securities available for sale	17,570,712	-		17,570,712
FHLB Bank Stock	782,600	-		782,600
Loans	108,872,041	(310,544	) A	108,561,497
Allowance For Loan Loss	(1,550,000)	1,550,000	A	-
Premises and equipment	691,095	78,711	B	769,806
Bank-Owned Life Insurance	5,058,041	-		5,058,041
Deferred income taxes	1,470,177	(410,377	) C	1,059,800
Other assets	2,877,665	-		2,877,665
Total identifiable assets	$150,968,389	$907,790		$151,876,179

Identifiable liabilities:
Non-interest bearing deposits	1,242,187	-		1,242,187
Interest bearing deposits	107,648,792	1,098,131	D	108,746,923
Borrowings	15,000,000	793,537	E	15,793,537
Other liabilities	3,778,122	-		3,778,122
Total identifiable liabilities	$127,669,101	$1,891,668		$129,560,769

Net tangible assets acquired	23,299,288	(983,878)		22,315,410

Definite lived intangible assets acquired	-	242,020		242,020
Goodwill	-	3,147,441		3,147,441
Net intangible assets acquired	-	3,389,461		3,389,461

Total cash consideration	$23,299,288	$2,405,583		$25,704,871

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

Explanation of fair value adjustments:

A -

Adjustment reflects the fair value adjustments based on Hamilton Bancorp’s evaluation of the acquired loan portfolio and excludes the allowance for losses recorded by Fraternity Community Bancorp, Inc.

B -	Adjustment reflects the fair value adjustments based on Hamilton Bancorp’s evaluation of the acquired premises and equipment.
C -	Adjustment to record deferred tax asset related to fair value adjustments at 39.45% income tax rate.
D -	Adjustment arises since the rates on interest-bearing deposits are higher than rates available on similar deposits as of the acquisition date.
E -	Adjustment reflects the fair value of Fraternity’s borrowings acquired on acquisition date.

Prior to the end of the measurement period, if information becomes available which indicates the purchase price allocations require adjustments, we will include such adjustments in the purchase price allocation retrospectively.

Of the total estimated purchase price, we have allocated an estimate of $22.3 million to net tangible assets acquired and we have allocated $242,020 to the core deposit intangible which is a definite lived intangible asset. We have allocated the remaining purchase price to goodwill, which is deductible for income tax purposes. We will amortize the core deposit intangible on a straight-line basis over its estimated useful life of 8 years. We will evaluate goodwill annually for impairment.

Pro forma Condensed Combined Financial Information. The following schedule includes consolidated statements of operations data for the unaudited pro forma results for the three month periods ended June 30, 2016 and 2015 as if the Fraternity acquisition had occurred as of the beginning of the periods presented.

	Three Months Ended June 30,
	2016	2015
Net interest income	$3,764,707	$3,309,172
Other non-interest revenue	266,058	686,489
Total revenue	4,030,765	3,995,661
Provision expense	210,000	-
Other non-interest expense	3,538,536	3,390,202
Income before income taxes	282,229	605,459
Income tax expense	93,301	224,127
Net income	$188,928	$381,332

Basic earning per share	$0.06	$0.12
Diluted earnings per share	$0.06	$0.12

We have not included any provision for loan losses during the period for loans acquired from Fraternity. In accordance with accounting for business combinations, we included the credit losses evident in the loans in the determination of the fair value of loans at the date of acquisition and eliminated the allowance for loan losses maintained by Fraternity at acquisition date. Also excluded are an estimated $3.0 million in merger related expenses associated with completing the actual acquisition. This expense includes expenses incurred by both the buyer and the seller.

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

The following table outlines the contractually required payments receivable, cash flows we expect to receive, non-accretable credit adjustments and the accretable yield for all Fraternity loans as of the acquisition date.

	Contractually Required Payments Receivable	Non-Accretable Credit Adjustments	Cash Flows Expected To Be Collected	Accretable FMV Adjustments	Carrying Value of Loans ReceivablE

Performing loans acquired	$107,474,993	$-	$107,474,993	$58,986	$107,533,979

Impaired loans acquired	1,397,048	(314,484)	1,082,564	(55,046)	1,027,518

Total	$108,872,041	$(314,484)	$108,557,557	$3,940	$108,561,497

At our acquisition of Fraternity, we recorded all loans acquired at the estimated fair value on the purchase date with no carryover of the related allowance for loan losses. On the acquisition date, we segregated the loan portfolio into two loan pools, performing and nonperforming loans, to be retained in our portfolio.

We had an independent third party determine the fair value of cash flows on $107,474,993 of performing loans. The valuation took into consideration the loans' underlying characteristics, including account types, remaining terms, annual interest rates, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan to value ratios, loss exposures, and remaining balances. These performing loans were segregated into pools based on loan and payment type and in some cases, risk grade. The effect of this fair valuation process was a net accretable premium adjustment of $58,986 at acquisition.

We also individually evaluated 23 impaired loans totaling $1,397,048 to determine the fair value as of the May 13, 2016 measurement date. In determining the fair value for each individually evaluated impaired loan, we considered a number of factors including the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral and net present value of cash flows we expect to receive, among others.

We established a credit risk related non-accretable difference of $314,484 relating to these acquired, credit impaired loans, reflected in the recorded net fair value. We further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount adjustment of $55,046 at acquisition relating to these impaired loans.

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

	As recorded by Fairmount Bancorp, Inc.	Fair Value Adjustments		As recorded by Hamilton Bancorp, Inc.
Identifiable assets:
Cash and cash equivalents	$1,468,499	$-		$1,468,499
Certificates of deposit	4,467,825	27,772	A	4,495,597
Investment securities available for sale	9,729,405	-		9,729,405
Loans	55,454,414	(1,876,502)	B	53,577,912
Allowance For Loan Loss	(591,070)	591,070	B	-
Premises and equipment	2,975,587	(726,997)	C	2,248,590
Core Deposit Intangible	22,802	(22,802)	D	-
Deferred income taxes	976,956	596,675	E	1,573,631
Other assets	1,031,755	-		1,031,755
Total identifiable assets	$75,536,173	$(1,410,784)		$74,125,389

Identifiable liabilities:
Non-interest bearing deposits	909,669	-		909,669
Interest bearing deposits	52,123,868	433,429	F	52,557,297
Borrowings	10,500,000	389,147	G	10,889,147
Other liabilities	120,351	-		120,351
Total identifiable liabilities	$63,653,888	$822,576		$64,476,464

Net tangible assets acquired	11,882,285	(2,233,360)		9,648,925

Definite lived intangible assets acquired	-	542,540		542,540
Goodwill	-	4,000,904		4,000,904
Net intangible assets acquired	-	4,543,444		4,543,444

Total cash consideration	$11,882,285	$2,310,084		$14,192,369

Explanation of fair value adjustments:

A -	Adjustment reflects marking the certificates of deposit portfolio to fair value as of the acquisition date.
B -	Adjustment reflects the fair value adjustments based on Hamilton Bancorp’s evaluation of the acquired loan portfolio and excludes the allowance for losses recorded by Fairmount Bancorp, Inc.
C -	Adjustment reflects the fair value adjustments based on Hamilton Bancorp’s evaluation of the acquired premises and equipment.
D -	Adjustment reflects the elimination of core deposit intangible recorded by Fairmount Bancorp, Inc. from an acquisition prior.
E -	Adjustment to record deferred tax asset related to fair value adjustments at 39.45% income tax rate.
F -	Adjustment arises since the rates on interest-bearing deposits are higher than rates available on similar deposits as of the acquisition date.
G -	Adjustment reflects the fair value of Fraternity’s borrowings acquired on acquisition date.

Prior to the end of the measurement period, if information becomes available which indicates the purchase price allocations require adjustments, we will include such adjustments in the purchase price allocation retrospectively.

Of the total estimated purchase price, we have allocated an estimate of $9.6 million to net tangible assets acquired and we have allocated approximately $543,000 to the core deposit intangible which is a definite lived intangible asset. We have allocated the remaining purchase price to goodwill, which is deductible for income tax purposes. We will amortize the core deposit intangible on a straight-line basis over its estimated useful life of 8 years. We will evaluate goodwill annually for impairment.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

Pro forma Condensed Combined Financial Information. The following schedule includes consolidated statements of operations data for the unaudited pro forma results for the three month periods ended June 30, 2016 and 2015 as if the Fairmount acquisition had occurred as of the beginning of the periods presented.

	Three Months Ended June 30,
	2016	2015
Net interest income	$3,096,592	$2,794,670
Other non-interest revenue	269,498	693,532
Total revenue	3,366,090	3,488,202
Provision expense	210,000	-
Other non-interest expense	3,709,099	2,796,255
Income before income taxes	(553,009)	691,947
Income tax expense	(217,801)	330,760
Net income	$(335,208)	$361,187

Basic earnings per share	$(0.11)	$0.11
Diluted earnings per share	$(0.11)	$0.11

The pro forma condensed financial information in the table above for the three months ending June 30, 2016, includes the revenue and expenses associated with the acquisition of Fraternity Community Bancorp, Inc. on May 13, 2016 through the end of the period, including $674,000 in acquisition related and branch consolidation expenses.

We have not included any provision for loan losses during the period for loans acquired from Fairmount. In accordance with accounting for business combinations, we included the credit losses evident in the loans in the determination of the fair value of loans at the date of acquisition and eliminated the allowance for loan losses maintained by Fairmount at acquisition date. Also excluded are an estimated $3.1 million in merger related expenses associated with completing the actual acquisition. This expense includes expenses incurred by both the buyer and the seller.

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

Fraternity and Fairmount acquisition expenses. In connection with the acquisition of Fraternity and Fairmount, the Company incurred merger related costs. These expenses were primarily related to legal, other professional services and system conversions. The following table details the expenses included in the consolidated statements of operations for the periods shown.

	Three months Ended June 30, 2016			Three Months Ended June 30, 2015
	Fairmount	Fraternity	Total	Fairmount	Fraternity	Total
Legal	$7,200	$39,219	$46,419	$129,033	$6,455	$135,488
Professional services	-	135,383	135,383	80,000	7,673	87,673
Advertising	-	-	-	2,779	-	2,779
Other	-	54,682	54,682	4,701	144	4,845
Total meger related expenses	$7,200	$229,284	$236,484	$216,513	$14,272	$230,785

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

Both the basic and diluted earnings per share for the three months ended June 30, 2016 and 2015 are summarized below:

	Three Months ended June 30, 2016	Three Months ended June 30, 2015

Net income (loss)	$(335,208)	$118,323
Weighted average common shares outstanding - basic	3,176,654	3,165,909
Weighted average common shares outstanding - diluted	3,177,033	3,166,901
Income (loss) per common share - basic and diluted	$(0.11)	$0.04

Anti-dilutive shares	N/A	992

During the three months ending June 30, 2016, none of the common stock equivalents were dilutive due to the loss reported during that period.

Note 5:	Investment Securities Available for Sale

The amortized cost and fair value of securities at June 30, 2016 and March 31, 2016, are summarized as follows:

June 30, 2016	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. government agencies	$10,761,723	$39,745	$-	$10,801,468
Municipal bonds	6,783,780	189,313	-	6,973,093
Corporate bonds	2,000,000	-	88,976	1,911,024
Mortgage-backed securities	60,443,783	509,325	115,315	60,837,793
	$79,989,286	$738,383	$204,291	$80,523,378

March 31, 2016	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

U.S. government agencies	$10,519,126	$20,622	$6,752	$10,532,996
Municipal bonds	4,061,599	51,105	140	4,112,564
Corporate bonds	2,000,000	-	101,360	1,898,640
Mortgage-backed securities	53,939,706	300,731	300,237	53,940,200
	$70,520,431	$372,458	$408,489	$70,484,400

There were no sales of investment securities during the three months ended June 30, 2016 or 2015.

As of June 30, 2016 and March 31, 2016, all mortgage-backed securities are backed by U.S. Government-Sponsored Enterprises (GSE’s), except one private label mortgage-backed security that was acquired in the Fraternity acquisition in May 2016 with a book value of $118,154 and fair value of $117,596 as of June 30, 2016.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

As of June 30, 2016 and March 31, 2016, the Company had one pledged security to the Federal Reserve Bank with a book value of $744,186 and $2,000,000 and a fair value of $744,202 and $1,993,266, respectively.

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2016 and March 31, 2016 follow. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available for Sale
	June 30, 2016		March 31, 2016
	Amortized cost	Fair value	Amortized cost	Fair value

Maturing
Within one year	$250,447	$250,495	$731,217	$731,060
Over one to five years	3,267,090	3,302,116	3,268,217	3,287,589
Over five to ten years	11,122,044	11,089,369	9,830,135	9,751,610
Over ten years	4,905,922	5,043,605	2,751,156	2,773,941
Mortgage-backed, in monthly installments	60,443,783	60,837,793	53,939,706	53,940,200
	$79,989,286	$80,523,378	$70,520,431	$70,484,400

The following table presents the Company's investments' gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position at June 30, 2016 and March 31, 2016.

	Less than 12 months		12 months or longer		Total
June 30, 2016	Gross Unrealized losses	Fair value	Gross Unrealized losses	Fair value	Gross Unrealizedlosses	Fair value
U.S. government agencies	$-	$-	$-	$-	$-	$-
Municipal bonds	-	-	-	-	-	-
Corporate bonds	-	-	88,976	1,911,024	88,976	1,911,024
Mortgage-backed securities	20,355	5,605,839	94,960	13,849,211	115,315	19,455,050
	$20,355	$5,605,839	$183,936	$15,760,235	$204,291	$21,366,074

	Less than 12 months		12 months or longer		Total
March 31, 2016	Gross Unrealized losses	Fair value	Gross Unrealized losses	Fair value	Gross Unrealized losses	Fair value
U.S. government agencies	$6,752	$2,244,157	$-	$-	$6,752	$2,244,157
Municipal bonds	140	480,168	-	-	140	480,168
Corporate bonds	-	-	101,360	1,898,640	101,360	1,898,640
Mortgage-backed securities	33,080	4,367,962	267,157	20,274,037	300,237	24,641,999
	$39,972	$7,092,287	$368,517	$22,172,677	$408,489	$29,264,964

The gross unrealized losses on debt securities are not considered by management to be other-than-temporary impairments. Management has the intent and ability to hold these securities until recovery of their value. In most cases, temporary impairment is caused by market interest rate fluctuations.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

Note 6:	Loans Receivable and Allowance for Loan Losses

Loans receivable, excluding loans held for sale, consist of the following at June 30, 2016 and March 31, 2016:

	June 30, 2016				March 31, 2016
	Legacy (1)	Acquired	Total Loans	% of Total	Legacy (1)	Acquired	Total Loans	% of Total
Real estate loans:
One-to four-family:
Residential	$45,442,299	$97,700,552	$143,142,851	43%	$46,263,709	$23,036,569	$69,300,278	31%
Residential construction	5,524,789	844,287	6,369,076	2%	4,304,189	965,440	5,269,629	2%
Investor (2)	11,825,433	23,606,757	35,432,190	11%	12,076,911	15,783,008	27,859,919	13%
Commercial	81,155,633	17,875,858	99,031,491	30%	75,225,984	2,889,219	78,115,203	35%
Commercial construction	2,348,741	1,615,922	3,964,663	1%	1,982,571	1,274,148	3,256,719	2%
Total real estate loans	146,296,895	141,643,376	287,940,271	87%	139,853,364	43,948,384	183,801,748	83%
Commercial business	15,985,673	2,714,738	18,700,411	6%	17,773,967	2,621,625	20,395,592	9%
Home equity loans	12,293,585	9,495,334	21,788,919	7%	12,222,688	2,168,073	14,390,761	6%
Consumer	2,875,534	1,031,516	3,907,050	1%	3,072,677	1,106,434	4,179,111	2%
Total Loans	177,451,687	154,884,964	332,336,651	100%	172,922,696	49,844,516	222,767,212	100%
Net deferred loan origination fees and costs	(171,916)	-	(171,916)		(139,321)	-	(139,321)
Loan premium (discount)	68,307	(794,848)	(726,541)		77,983	(846,818)	(768,835)
	$177,348,078	$154,090,116	$331,438,194		$172,861,358	$48,997,698	$221,859,056

(1)

As a result of the acquisition of Fraternity Community Bancorp, Inc., the parent company of Fraternity Federal Savings and Loan, in May 2016 and Fairmount Bancorp, Inc., the parent company of Fairmount Bank, in September 2015, we have segmented the portfolio into two components, loans originated by Hamilton Bank "Legacy" and loans acquired from Fraternity Community Bancorp, Inc. and Fairmount Bancorp, Inc. "Acquired".

(2)	"Investor" loans are residential mortgage loans secured by non-owner occupied one- to four-family properties.

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

The following table details activity in the allowance for loan losses by portfolio segment for both the three months ended June 30, 2016 and 2015 and for the year ended March 31, 2016. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

	Legacy					Acquired
Three months ended: June 30, 2016	Allowance 3/31/2016	Provision for loan losses	Charge offs	Recoveries	Allowance 6/30/2016	Allowance 3/31/2016	Provision for loan losses	Charge offs	Recoveries	Allowance 6/30/2016

Real estate loans:
One-to four-family	$428,027	$260,081	$-	$-	$688,108	$-	$28,700	$28,700	$-	$-
Commercial	901,768	8,992	-	-	910,760	-	-	-	-	-
Commercial construction	42,377	(14,544)	-	-	27,833	-	-	-	-	-
Commercial business	228,199	(54,562)	1,521	15,319	187,435	-	-	-	-	-
Home equity loans	82,012	(954)	-	-	81,058	-	-	-	-	-
Consumer	19,982	(17,369)	1,280	445	1,778	-	(345)	-	345	-
	$1,702,365	$181,644	$2,801	$15,764	$1,896,972	$-	$28,355	$28,700	$345	$-

	Legacy					Acquired
Three months ended: June 30, 2015	Allowance 3/31/2015	Provision for loan losses	Charge offs	Recoveries	Allowance 6/30/2015	Allowance 3/31/2015	Provision for loan losses	Charge offs	Recoveries	Allowance 6/30/2015

Real estate loans:
One-to four-family	$433,570	$59,327	$60,000	$848	$433,745	$-	$-	$-	$-	$-
Commercial	585,817	76,988	-	-	662,805	-	-	-	-	-
Commercial construction	67,835	33,202	-	-	101,037	-	-	-	-	-
Commercial business	473,127	(164,574)	10,533	66,239	364,259	-	-	-	-	-
Home equity loans	98,983	(8,392)	6,000	-	84,591	-	-	-	-	-
Consumer	727	33,626	7,565	-	26,788	-	-	-	-	-
Unallocated	30,177	(30,177)	-	-	-	-	-	-	-	-
	$1,690,236	$-	$84,098	$67,087	$1,673,225	$-	$-	$-	$-	$-

	Legacy					Acquired
Year Ended: March 31, 2016	Allowance 3/31/2015	Provision for Loan Losses	Charge offs	Recoveries	Allowance 3/31/2016	Allowance 3/31/2015	Provision forloan losses	Charge offs	Recoveries	Allowance 3/31/2016

Real estate loans:
One-to four-family	$433,570	$164,809	$171,200	$848	$428,027	$-	$95,703	$120,538	$24,835	$-
Commercial	585,817	883,852	567,901	-	901,768	-	-	-	-	-
Commercial construction	67,835	(262,362)	-	236,904	42,377	-	-	-	-	-
Commercial business	473,127	(426,731)	10,533	192,336	228,199	-	-	-	-	-
Home equity loans	98,983	(10,971)	6,000	-	82,012	-	-	-	-	-
Consumer	727	25,877	16,337	9,715	19,982	-	-	-	-	-
Unallocated	30,177	(30,177)	-	-	-	-	-	-	-	-
	$1,690,236	$344,297	$771,971	$439,803	$1,702,365	$-	$95,703	$120,538	$24,835	$-

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

The following table provides additional information on the allowance for loan losses and loan balances with respect to evaluation for impairment by segment:

	Legacy				Acquired
	Allowance		Loan Balance		Allowance		Loan Balance
Three months ended: June 30, 2016	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment

Real estate loans:
One-to four-family	$293,992	$394,116	$2,474,968	$60,317,552	$-	$-	$2,624,486	$119,527,111
Commercial	-	910,760	2,673,131	78,482,502	-	-	369,422	17,506,436
Commercial construction	-	27,833	-	2,348,741	-	-	-	1,615,922
Commercial business	9,657	177,778	1,000,250	14,985,423	-	-	-	2,714,738
Home equity loans	-	81,058	56,977	12,236,608	-	-	10,663	9,484,671
Consumer	-	1,778	-	2,875,534	-	-	73,835	957,681
	$303,649	$1,593,323	$6,205,326	$171,246,360	$-	$-	$3,078,406	$151,806,559

	Legacy				Acquired
	Allowance		Loan Balance		Allowance		Loan Balance
Three months ended: June 30, 2015	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment

Real estate loans:
One-to four-family	$92,054	$341,691	$2,135,316	$64,325,672	$-	$-	$-	$-
Commercial	-	662,805	3,358,431	62,789,930	-	-	-	-
Commercial construction	-	101,037	1,330,559	1,536,105	-	-	-	-
Commercial business	-	364,259	1,687,697	16,273,627	-	-	-	-
Home equity loans	-	84,591	20,136	12,287,920	-	-	-	-
Consumer	-	26,788	-	3,872,597	-	-	-	-
	$92,054	$1,581,171	$8,532,139	$161,085,851	$-	$-	$-	$-

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

	Legacy				Acquired
	Allowance		Loan Balance		Allowance		Loan Balance
Year Ended: March 31, 2016	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment

Real estate loans:
One-to four-family	$59,571	$368,456	$1,918,527	$60,726,282	$-	$-	$1,210,306	$38,574,711
Commercial	-	901,768	2,717,144	72,508,840	-	-	211,239	2,677,980
Commercial construction	-	42,377	-	1,982,571	-	-	-	1,274,148
Commercial business	-	228,199	1,279,233	16,494,734	-	-	-	2,621,625
Home equity loans	-	82,012	59,169	12,163,519	-	-	-	2,168,073
Consumer	-	19,982	-	3,072,677	-	-	42,488	1,063,946
	$59,571	$1,642,794	$5,974,073	$166,948,623	$-	$-	$1,464,033	$48,380,483

Past due loans, segregated by age and class of loans, as of and for the three months ended June 30, 2016 and as of and for the year ended March 31, 2016, were as follows:

	Loans 30-59 days	Loans 60-89 days	Loans 90 or more days	Total past	Current		Accruing loans 90 or more days	Nonaccrual	Nonaccrual interest not
June 30, 2016	past due	past due	past due	due loans	loans	Totals loans	past due	loans	accrued
Legacy Loans:
Real estate loans:
One-to four-family	$438,973	$261,332	$298,902	$999,207	$61,793,314	$62,792,521	$-	$680,471	$21,192
Commercial	-	-	2,673,132	2,673,132	78,482,501	81,155,633	-	2,673,132	-
Commercial construction	101,080	-	-	101,080	2,247,661	2,348,741	-	-	-
Commercial business	-	-	-	-	15,985,673	15,985,673	-	-	-
Home equity loans	-	41,947	-	41,947	12,251,638	12,293,585	-	5,718	95
Consumer	12,903	-	-	12,903	2,862,631	2,875,534	-	-	-
	$552,956	$303,279	$2,972,034	$3,828,269	$173,623,418	$177,451,687	$-	$3,359,321	$21,287

	Loans 30-59 days	Loans 60-89 days	Loans 90 or more days	Total past	Current		Accruing loans 90 or more days	Nonaccrual	Nonaccrual interestnot
June 30, 2016	past due	past due	past due	due loans	loans	Totals loans	past due	loans	accrued
Acquired Loans:
Real estate loans:
One-to four-family	$1,005,916	$70,960	$845,309	$1,922,185	$120,229,411	$122,151,596	$16,977	$1,037,358	$117,513
Commercial	-	-	8,640	8,640	17,867,218	17,875,858	-	8,640	-
Commercial construction	-	-	-	-	1,615,922	1,615,922	-	-	-
Commercial business	19,149	-	-	19,149	2,695,589	2,714,738	-	-	-
Home equity loans	-	-	11,511	11,511	9,483,823	9,495,334	-	11,511	-
Consumer	31,325	3,063	-	34,388	997,128	1,031,516	-	-	-
	$1,056,390	$74,023	$865,460	$1,995,873	$152,889,091	$154,884,964	$16,977	$1,057,509	$117,513

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

	Loans 30-59 days	Loans 60-89 days	Loans 90 or more days	Total past	Current		Accruing loans 90 or more days	Nonaccrual	Nonaccrual interest not
March 31, 2016	past due	past due	past due	due loans	loans	Totals loans	past due	loans	accrued
Legacy Loans:
Real estate loans:
One-to four-family	$468,887	$99,360	$388,104	$956,351	$61,688,458	$62,644,809	$165,701	$511,939	$18,494
Commercial	-	-	2,717,144	2,717,144	72,508,840	75,225,984	-	2,717,144	-
Commercial construction	-	-	-	-	1,982,571	1,982,571	-	-	-
Commercial business	-	-	121,760	121,760	17,652,207	17,773,967	-	121,760	47,646
Home equity loans	20,753	-	43,073	63,826	12,158,862	12,222,688	-	49,462	1,007
Consumer	-	-	-	-	3,072,677	3,072,677	-	-	-
	$489,640	$99,360	$3,270,081	$3,859,081	$169,063,615	$172,922,696	$165,701	$3,400,305	$67,147

March 31, 2016	Loans 30-59 days past due	Loans 60-89 days past due	Loans 90 or more days past due	Total past due loans	Current loans	Totals loans	Accruing loans 90 or more days past due	Nonaccrual loans	Nonaccrual interest not accrued
Acquired Loans:
Real estate loans:
One-to four-family	$42,800	$-	$1,480,508	$1,523,308	$38,261,709	$39,785,017	$542,236	$938,272	$118,381
Commercial	-	-	-	-	2,889,219	2,889,219	-	-	-
Commercial construction	-	-	-	-	1,274,148	1,274,148	-	-	-
Commercial business	-	-	-	-	2,621,625	2,621,625	-	-	-
Home equity loans	-	-	-	-	2,168,073	2,168,073	-	-	-
Consumer	-	-	3,535	3,535	1,102,899	1,106,434	-	3,535	178
	$42,800	$-	$1,484,043	$1,526,843	$48,317,673	$49,844,516	$542,236	$941,807	$118,559

Impaired Loans as of and for the three months ended June 30, 2016 and as of and for the year ended March 31, 2016, was as follows:

June 30, 2016	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance	Average recorded investment	Interest recognized
Legacy Loans:
Real estate loans:
One-to four-family	$2,786,045	$1,112,496	$1,362,471	$2,474,967	$293,992	$2,456,954	$25,145
Commercial	3,433,621	2,673,131	-	2,673,131	-	2,694,891	987
Commercial construction	-	-	-	-	-	-	-
Commercial business	1,484,294	387,432	612,818	1,000,250	9,657	1,148,591	34,752
Home equity loans	80,916	56,977	-	56,977	-	58,136	1,046
Consumer	6,625	-	-	-	-	-	-
	$7,791,501	$4,230,036	$1,975,289	$6,205,325	$303,649	$6,358,572	$61,930

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance	Average recorded investment	Interest recognized
Acquired Loans:
Real estate loans:
One-to four-family	$4,583,803	$2,624,486	$-	$2,624,486	$-	$2,311,600	$34,831
Commercial	2,774,763	369,422	-	369,422	-	316,478	11,814
Commercial construction	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Home equity loans	142,633	10,663	-	10,663	-	5,480	1,254
Consumer	110,310	73,835	-	73,835	-	75,781	3,090
	$7,611,509	$3,078,406	$-	$3,078,406	$-	$2,709,339	$50,989

March 31, 2016	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance	Average recorded investment	Interest recognized
Legacy Loans:
Real estate loans:
One-to four-family	$2,116,820	$626,719	$1,291,808	$1,918,527	$59,571	$1,865,000	$63,498
Commercial	3,433,621	2,717,144	-	2,717,144	-	3,298,855	99,599
Commercial construction	-	-	-	-	-	-	-
Commercial business	1,884,258	1,279,233	-	1,279,233	-	1,557,871	147,101
Home equity loans	82,740	59,169	-	59,169	-	18,817	331
Consumer	-	-	-	-	-	-	-
	$7,517,439	$4,682,265	$1,291,808	$5,974,073	$59,571	$6,740,543	$310,529

March 31, 2016	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with no allowance	Total recorded investment	Related allowance	Average recorded investment	Interest recognized
Acquired Loans:
Real estate loans:
One-to four-family	$2,444,002	$1,210,306	$-	$1,210,306	$-	$1,387,353	$86,587
Commercial	261,239	211,239	-	211,239	-	212,806	9,978
Commercial construction	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Home equity loans	-	-	-	-	-	-	-
Consumer	72,358	42,488	-	42,488	-	43,233	7,086
	$2,777,599	$1,464,033	$-	$1,464,033	$-	$1,643,392	$103,651

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

The following table documents changes in the carrying amount of acquired impaired loans (Purchased Credit Impaired or “PCI”) for the three months ended June 30, 2016, along with the outstanding balance at the end of the period:

June 30, 2016

Recorded investment at March 31, 2016	$919,729
Fair value of loans acquired during the year	1,027,518
Accretion	6,527
Reductions of payments	(11,670)
Recorded investment at June 30, 2016	$1,942,104
Outstanding principal balance at June 30, 2016	$2,643,930

A summary of changes in the accretable yield for PCI loans for the three months ended June 30, 2016 is as follows:

June 30, 2016

Accretable yield at March 31, 2016	$32,629
Addition from acquisition	55,046
Accretion	(6,527)
Reclassification from nonaccretable difference	-
Accretable yield at June 30, 2016	$81,148

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

A summary of TDRs at June 30, 2016 and March 31, 2016 follows:

June 30, 2016	Number of contracts	Performing	Nonperforming	Total
Real estate loans:
One-to four-family	23	$1,284,370	$543,978	$1,828,348
Commercial	2	-	2,673,132	2,673,132
Commercial construction	-	-	-	-
Commercial business	2	643,767	-	643,767
Home equity loans	-	-	-	-
Consumer	-	-	-	-
	27	$1,928,137	$3,217,110	$5,145,247

March 31, 2016	Number of contracts	Performing	Nonperforming	Total
Real estate loans:
One-to four-family	12	$1,457,552	$101,449	$1,559,001
Commercial	2	-	2,717,144	2,717,144
Commercial construction	-	-	-	-
Commercial business	2	647,654	-	647,654
Home equity loans	-	-	-	-
Consumer	-	-	-	-
	16	$2,105,206	$2,818,593	$4,923,799

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

The following table presents the number of contracts and the dollar amount of TDR’s that were added during the three month period ended June 30, 2016. The amount shown reflects the outstanding loan balance at the time of the modification.

Three months ended June 30, 2016	Number of contracts	Outstanding recorded investment

Real estate loans:
One-to four-family	11	$712,786
Commercial	-	-
Commercial construction	-	-
Commercial business	-	-
Home equity loans	-	-
Consumer	-	-
	11	$712,786

The following table represents loans that were modified as TDRs within the previous 12 months and have subsequently defaulted in the three months ended June 30, 2016. There were no TDRs that defaulted in the three months ended June 30, 2015. Payment default under a TDR is defined as any TDR that is 90 days or more past due since the loan was modified or the inability of the TDR to make the required payment subsequent to the modification.

	Defaulted During The Three Months Ended June 30, 2016
TDR Loan Type	Number of Contracts	Recorded Investment
One-to four-family	11	$261,563

The one-to four-family TDR loans that defaulted as of June 30, 2016 represent several loans to one borrower for non-owner occupied residential real estate properties. The recorded investment reflects a write-down of the recorded investment amounts of $451,223 during the quarter ended June 30, 2016. This write-down was recorded through an adjustment to goodwill based upon information that we were unaware of at time of acquisition. Had we been aware of the information at acquisition, we would have identified these loans as impaired at the time of acquisition.

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

The following tables present the June 30, 2016 and March 31, 2016, balances of classified loans based on the risk grade. Classified loans include Special Mention, Substandard, and Doubtful loans. The Bank had no loans classified as Doubtful or Loss as of June 30, 2016 or March 31, 2016.

	Legacy				Acquired
June 30, 2016	Pass	Special Mention	Substandard	Total	Pass	Special Mention	Substandard	Total

Real estate loans:
One-to four-family	$59,917,740	$2,090,307	$784,474	$62,792,521	$116,864,791	$3,332,605	$1,954,200	$122,151,596
Commercial	75,219,651	3,262,850	2,673,132	81,155,633	15,787,419	1,491,896	596,543	17,875,858
Commercial construction	2,348,741	-	-	2,348,741	1,615,922	-	-	1,615,922
Commercial business	14,832,111	898,687	254,875	15,985,673	2,714,738	-	-	2,714,738
Home equity loans	12,236,608	41,947	15,030	12,293,585	9,344,607	140,064	10,663	9,495,334
Consumer	2,875,534	-	-	2,875,534	1,031,516	-	-	1,031,516
	$167,430,385	$6,293,791	$3,727,511	$177,451,687	$147,358,993	$4,964,565	$2,561,406	$154,884,964

Percentage of total loans	94.4%	3.5%	2.1%	100%	95.1%	3.2%	1.7%	100%

	Legacy				Acquired
March 31, 2016	Pass	Special Mention	Substandard	Total	Pass	Special Mention	Substandard	Total

Real estate loans:
One-to four-family	$59,969,105	$2,272,150	$403,554	$62,644,809	$38,039,563	$535,148	$1,210,306	$39,785,017
Commercial	66,824,956	5,683,884	2,717,144	75,225,984	2,677,980	-	211,239	2,889,219
Commercial construction	1,982,571	-	-	1,982,571	1,274,148	-	-	1,274,148
Commercial business	13,629,957	3,477,579	666,431	17,773,967	2,621,625	-	-	2,621,625
Home equity loans	12,163,519	-	59,169	12,222,688	2,168,073	-	-	2,168,073
Consumer	3,072,677	-	-	3,072,677	1,063,946	-	42,488	1,106,434
	$157,642,785	$11,433,613	$3,846,298	$172,922,696	$47,845,335	$535,148	$1,464,033	$49,844,516

Percentage of total loans	91.2%	6.6%	2.2%	100%	96.0%	1.1%	2.9%	100%

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

The Bank had the following outstanding commitments and unused lines of credit as of June 30, 2016 and March 31, 2016:

	June 30, 2016	March 31, 2016

Unused commercial lines of credit	$10,588,489	$9,845,571
Unused home equity lines of credit	23,488,650	16,004,725
Unused consumer lines of credit	36,388	29,656
Residential mortgage loan commitments	9,721,431	-
Residential construction loan commitments	964,550	8,166,473
Commercial construction loan commitments	5,966,798	1,384,932
Home equity loan commitments	166,502	536,000
Commercial loan commitments	1,000,000	411,500
Standby letters of credit	230,052	273,981

Note 7:	Goodwill and Other Intangible Asset

The Company’s intangible assets (goodwill and core deposit intangible) at June 30, 2016 consist of assets recorded in December 2009 associated with the acquisition of a branch office in Pasadena, Maryland, the acquisition Fairmount in September 2015, and the acquisition of Fraternity in May 2016. The goodwill is deductible for tax purposes. We evaluate goodwill and other intangible assets for impairment on an annual basis. The core deposit intangible asset is being amortized straight-line over a life of 8 years.

The following table presents the changes in the net book value of intangible assets for the three months ended June 30, 2016 and 2015:

	Goodwill	Core deposit intangible

Balance March 31, 2015	$2,664,432	$138,333
Amortization expense	-	(7,250)
Balance June 30, 2015	$2,664,432	$131,083

	Goodwill	Core deposit intangible
Balance March 31, 2016	$6,767,811	$618,300
Additions (1)	3,147,441	242,020
Post acquisition adjustments	(93,226)
Amortization expense	-	(26,473)
Balance June 30, 2016	$9,822,026	$833,847

(1) - Additions to intangible assets are related to acquisition of Fraternity Community.

The post acquisition adjustment to goodwill shown in the table above represents a $451,000 write-down of several owner-occupied residential investor loans to one borrower that were acquired in the Fairmount acquisition and recording of a $544,000 net operating loss (NOL) from Fairmount’s final tax return. With regards to the investor loans, information we were not aware of at the time of the acquisition became available during the recent quarter ended June 30, 2016. Had we known this information at the time of the acquisition, we would have deemed these loans as impaired and valued them accordingly.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

At June 30, 2016, future expected annual amortization associated with the core deposit intangible is as follows:

Year ending March 31,	Amount
2017	$94,554
2018	126,070
2019	126,070
2020	123,737
2021	98,070
2022	98,070
2023	98,070
2024	64,163
2025	5,043
$833,847

Note 8:	Derivative – Interest Rate Swap Agreement

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

During the second quarter of fiscal 2016, the Company entered into the interest rate swap agreement with a $3.3 million notional amount to convert a fixed rate commercial real estate loan at 3.99% into a variable rate for a term of approximately 10 years. The notional amounts of the interest rate swap and the offsetting commercial real estate loan were $3.2 million at June 30, 2016. The derivative is designated as a fair value hedge.

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

The fair value hedge is summarized below:

	June 30, 2016
	Notional Amount	Principal Amount	Fair Value
Included in Loans and Leases:
Commercial real estate loan	$-	$3,235,507	$3,502,060
Included in Other Liabilities:
Interest Rate Swap	$3,235,507	$-	$266,553

No gain or loss was recognized in earnings for the three months ending June 30, 2016 related to the interest rate swap. The Company posted $290,422 under collateral arrangements as of June 30, 2016 to satisfy collateral requirements associated with the credit risk exposure.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

Note 9:	Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively:

	June 30, 2016		March 31, 2016
	Amount	% of Total	Amount	% of Total
Savings	$45,282,733	11%	$33,010,962	11%
Noninterest-bearing checking	22,132,850	5%	19,747,437	6%
Interest-bearing checking	17,089,730	4%	13,298,677	4%
Money market accounts	58,479,057	14%	52,576,567	17%
Time deposits	281,215,426	66%	195,031,411	62%
	424,199,796	100%	$313,665,054	100%
Premium on deposits asssumed	1,324,544		328,597
Total deposits	$425,524,340		$313,993,651

Note 10:	Lines of Credit and Federal Home Loan Bank Advances

The Bank may borrow up to $5,000,000 from a correspondent bank under a secured federal funds line of credit and $1,000,000 under an unsecured federal funds line of credit. The Bank would be required to pledge investment securities to draw upon the secured line of credit. There were no borrowings under these lines of credit at June 30, 2016 and March 31, 2016.

Borrowings consist of advances from the Federal Home Loan Bank (FHLB). The Bank may borrow up to 20 percent of its assets under a line of credit agreement with the FHLB. Advances under the line of credit are secured by investments and certain loans owned by the Bank. As of June 30, 2016 and March 31, 2016, the Bank had $49,912,200 and $57,987,800 respectively, of available credit from the FHLB. Advances would be limited by the balance of investment securities and loans available for pledge. As a condition of obtaining the line of credit from the FHLB, the FHLB also requires the Bank purchase shares of capital stock in the FHLB. Information relating to borrowings at June 30, 2016 and March 31, 2016 is presented below.

	June 30, 2016			March 31, 2016
	Amount	Rate	Maturity Date	Amount	Rate	Maturity Date
FHLB advance	$-			$2,000,000	0.43%	6/3/2016
FHLB advance	2,000,000	0.60%	9/3/2016	2,000,000	0.60%	9/3/2016
FHLB advance	1,500,000	0.75%	3/31/2017	1,500,000	0.75%	3/31/2017
FHLB advance	1,000,000	4.24%	7/31/2017	1,000,000	4.24%	7/31/2017
FHLB advance	1,000,000	4.01%	8/21/2017	1,000,000	4.01%	8/21/2017
FHLB advance	1,000,000	0.91%	8/31/2017	1,000,000	0.91%	8/31/2017
FHLB advance	1,500,000	3.23%	11/24/2017	1,500,000	3.23%	11/24/2017
FHLB advance	1,500,000	3.40%	11/27/2017	1,500,000	3.40%	11/27/2017
FHLB advance	1,000,000	2.60%	7/2/2018	1,000,000	2.60%	7/2/2018
FHLB advance	1,000,000	3.05%	7/3/2018	1,000,000	3.05%	7/3/2018
FHLB advance	1,000,000	2.60%	7/31/2017	1,000,000	2.60%	10/2/2018
FHLB advance	5,000,000	4.28%	7/23/2018	-
FHLB advance	5,000,000	3.94%	9/19/2018	-
FHLB advance	5,000,000	3.38%	10/2/2018	-
	27,500,000			14,500,000
Premium on borrowings assumed	987,127			305,237
Total borrowings	$28,487,127			$14,805,237

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

Note 11:	Regulatory Capital Ratios

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

Under the revised prompt corrective action requirements, as of January 1, 2015, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8%; (3) a total risk-based capital ratio of 10% and (4) a Tier 1 leverage ratio of 5%. As of June 30, 2016, the Bank met all capital adequacy requirements under the Basel III Capital Rules to be considered “well capitalized” under prompt corrective action rules.

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and is being phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to Hamilton Bank.

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

The following table presents actual and required capital ratios as of June 30, 2016 and March 31, 2016 for Hamilton Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of January 1, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

	Actual		Minimum Capital Required - Basel III		Minimum Capital Required - Basel III		To be well capitalized (1)
			Phase-In Schedule		Fully Phased-In
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)		(dollars in thousands)
June 30, 2016

Common equity tier 1 capital (to risk-weighted assets)	$37,614	11.84%	$16,286	5.125%	$22,244	7.000%	$20,655	6.50%
Total risk-based capital (to risk-weighted assets)	39,553	12.45%	27,408	8.625%	33,366	10.500%	31,777	10.00%
Tier 1 capital (to risk-weighted assets)	37,614	11.84%	21,052	6.625%	27,011	8.500%	25,422	8.00%
Tier 1 capital (to adjusted total assets)	37,614	8.49%	17,714	4.000%	17,714	4.000%	22,142	5.00%

March 31, 2016

Common equity tier 1 capital (to risk-weighted assets)	$44,518	19.06%	$11,971	5.125%	$16,350	7.00%	$15,182	6.50%
Total risk-based capital (to risk-weighted assets)	46,262	19.81%	20,146	8.625%	24,525	10.50%	23,357	10.00%
Tier 1 capital (to risk-weighted assets)	44,518	19.06%	15,474	6.625%	19,854	8.50%	18,686	8.00%
Tier 1 capital (to adjusted total assets)	44,518	11.78%	15,114	4.00%	15,114	4.00%	18,892	5.00%

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

In its regulatory report filed as of June 30, 2016, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. Management is not aware of any events that would have caused this classification to change. Management has no plans that should change the classification of the capital adequacy.

Note 12:	Stock Based Compensation

In November 2013, the Company’s shareholders approved a new Equity Incentive Plan (the “2013 Equity Incentive Plan’’). The 2013 Equity Incentive Plan allows for up to 148,120 shares to be issued to employees, executive officers or Directors in the form of restricted stock, and up to 370,300 shares to be issued to employees, executive officers or Directors in the form of stock options. At June 30, 2016, there were 81,900 restricted stock awards issued and outstanding and 219,650 stock option awards granted under the 2013 Equity Incentive Plan.

Stock Options:

Under the above plan, the exercise price for stock options is the market price at date of grant. The maximum option term is ten years and the options granted shall vest in five equal annual installments of 20% with the first installment becoming exercisable on the first anniversary of the date of grant, or February 3, 2015, and succeeding installments on each anniversary thereafter, through February 3, 2019. The Company plans to issue new shares to satisfy share option exercises. The total cost that has been incurred for the stock option plan was $52,301 for the three months ended June 30, 2016 and 2015, respectively.

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

February 3, 2014 (Grant Date)
Risk free interest rate	2.07%
Expected term (years)	7.0
Expected stock price volatility	27.30%
Dividend yield	0.00%

The fair value of the options granted at grant date was $4.65

A summary of stock option activity for the three months ended June 30, 2016 is as follows:

Three Months Ended June 30, 2016:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at beginning of period	219,650	$13.85	7.6
Granted	-	-	-
Exercised	-	-	-
Forfeited, exchanged or expired	-	-	-
Outstanding at end of year	219,650	$13.85	7.6

Vested at end of year	87,860	$13.85	7.6

As of June 30, 2016 there was $540,458 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.6 years. The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $13.91 at June 30, 2016, the options outstanding had an intrinsic value of $13,179.

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

A summary of changes in the Company’s nonvested shares for the three months ended June 30, 2016 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at March 31, 2016	50,600	$13.76
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested at June 30, 2016	50,600	$13.76

Fair Value of shares vested	$435,383

The Company recorded restricted stock awards expense of $56,426 and $56,146 during the three months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, there was $600,091 of total unrecognized compensation cost related to nonvested shares granted under the 2013 stock incentive plan. The cost is expected to be recognized over a weighted-average period of 2.7 years.

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

Fair value measurements on a recurring basis

Securities available for sale – If quoted prices are available in an active market for identical assets, securities are classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. As of June 30, 2016 and March 31, 2016, the Bank has categorized its investment securities available for sale as follows:

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total
June 30, 2016

U.S. government agencies	$-	$10,801,468	$-	$10,801,468
Municipal bonds	-	6,973,093	-	6,973,093
Corporate bonds	-	-	1,911,024	1,911,024
Mortgage-backed	-	60,837,793	-	60,837,793
Total investment securities available for sale	$-	$78,612,354	$1,911,024	$80,523,378

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total
March 31, 2016

U.S. government agencies	$-	$10,532,996	$-	$10,532,996
Municipal bonds		4,112,564		4,112,564
Corporate bonds	-	-	1,898,640	1,898,640
Mortgage-backed	-	53,940,200	-	53,940,200
Total investment securities available for sale	$-	$68,585,760	$1,898,640	$70,484,400

Derivative – Interest rate swap agreement – Our methodology consists of a discounted cash flow model where all future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date. The curve utilized for discounting and projecting is built by obtaining publicly available third party market quotes. As of June 30, 2016, the bank has categorized its interest rate swap and related loan as follows:

June 30, 2016	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total

Loans - Commercial real estate loan	$-	$3,502,060	$-	$3,502,060
Derivative - Interest rate swap agreement	$-	$(266,553)	$-	$(266,553)

The following table presents the valuation and unobservable inputs for Level 3 assets measured at fair value on a recurring basis at June 30, 2016:

Description	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs

Corporte bonds	$1,911,024	3rd party valuation	Discount to reflect current market conditions	0.00%	-	10.00%

Fair value measurements on a nonrecurring basis

Impaired Loans - The Bank has measured impairment generally based on the fair value of the loan's collateral. Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of June 30, 2016 and March 31, 2016, the fair values consist of loan balances of $9,283,731 and $7,438,106 that have been written down by $303,649 and $59,571, respectively, as a result of specific loan loss allowances.

Foreclosed real estate – The Bank's foreclosed real estate is measured at fair value less estimated cost to sell. As of June 30, 2016 and March 31, 2016, the fair value of foreclosed real estate was estimated to be $460,780 and $443,015, respectively. Fair value was determined based on offers and/or appraisals. Cost to sell the assets was based on standard market factors. The Company has categorized its foreclosed assets as Level 3.

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total
June 30, 2015

Impaired loans	$-	$-	$8,980,082	$8,980,082
Foreclosed real estate	-	-	460,780	460,780
Premises and equipment held for sale	-	-	405,000	405,000
Loans held for sale	-	-	-	-
Total fair value of assets on a nonrecurring basis	$-	$-	$9,845,862	$9,845,862

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total
March 31, 2016

Impaired loans	$-	$-	$7,378,535	$7,378,535
Foreclosed real estate	-	-	443,015	443,015
Premises and equipment held for sale	-	-	405,000	405,000
Loans held for sale	-	266,176	-	266,176
Total fair value of assets on a nonrecurring basis	$-	$266,176	$8,226,550	$8,492,726

The following table presents the valuation and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at June 30, 2016:

Description	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs

Impaired loans, net of allowance	$8,980,082	Appraised value	Discount to reflect current market conditions	0.00%	-	25.00%
		Discounted cash flows	Discount rates	2.63%	-	7.25%

Foreclosed real estate	$460,780	Appraised value	Discount to reflect current market conditions	0.00%	-	25.00%

Premises and equipment held for sale	$405,000	Appraised Value	Discount to reflect current market conditions	0.00%	-	10.00%

The following table summarizes changes in foreclosed real estate for the three months ended June 30, 2016, which is measured on a nonrecurring basis using significant unobservable, level 3, inputs.

Balance, March 31, 2016	$443,015
Transfer to foreclosed real estate	17,765
Proceeds from sale of foreclosed real estate	-
Loss on sale of foreclosed real estate	-
Balance, June 30, 2016	$460,780

The remaining financial assets and liabilities are not reported on the balance sheets at fair value on a recurring basis. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

	June 30, 2016		March 31, 2016
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets
Level 1 inputs:
Cash and cash equivalents	$64,836,753	$64,836,753	$67,448,536	$67,448,536

Level 2 inputs:
Loans held for sale	-	-	259,450	266,176
Federal Home Loan Bank stock	1,640,100	1,640,100	1,042,500	1,042,500
Bank-owned life insurance	17,880,474	17,880,474	12,709,908	12,709,908

Level 3 inputs:
Certificates of deposit held as investment	3,726,067	3,688,643	3,968,229	3,911,474
Loans receivable, net	328,202,687	331,149,847	218,604,150	220,671,409

Financial liabilities
Level 3 inputs:
Deposits	425,524,340	425,730,247	313,993,651	314,095,055
Advance payments by borrowers for taxes and insurance	3,069,417	3,069,417	1,079,794	1,079,794
Borrowings	28,487,127	29,912,592	14,805,237	15,146,307

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

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Statements included in this management's discussion and analysis include non-GAAP financial measures and should be read along with the accompanying tables which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. The Company's management uses these non-GAAP financial measures, including: (i) net income pre-acquisition related expenses; and (ii) tangible common equity, in its analysis of the Company's performance. The net income pre-acquisition related expenses and tangible common equity non-GAAP reconciliations, which include tangible book value per share, are presented within the “Summary of Recent Performance and Other Activities” section below.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance, and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government, legislative and regulatory changes, the quality and composition of the loan and investment securities portfolio, loan demand, deposit flows, competition, and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in Part II, Item 1A of this form 10-Q and Item 1A of Hamilton Bancorp, Inc.’s Annual Report on Form 10-K filed June 29, 2016 with the Securities and Exchange Commission under the sections titled “Risk Factors”. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

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

Founded in 1915 and recently celebrating its 100th year anniversary, the Bank is a community-oriented financial institution, dedicated to serving the financial service needs of consumers and businesses within its geographic area, which consists of Baltimore City, Baltimore County, Howard County, and Anne Arundel County in Maryland. We offer a variety of deposit products and provide loans secured by real estate located in our market area. Our real estate loans consist primarily of one-to four-family mortgage loans, as well as commercial real estate loans, and home equity loans and lines of credit. We also offer commercial term and line of credit loans and, to a limited extent, consumer loans. We currently operate out of our corporate headquarters in Towson, Maryland and our seven full-service branch offices located in Baltimore City, Cockeysville, Towson, Rosedale, Ellicott City and Pasadena, Maryland. The Bank is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, its primary federal regulator, and the Federal Deposit Insurance Corporation, its deposit insurer. The Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System.

On May 13, 2016, the Company acquired Fraternity Community Bancorp, Inc. (“Fraternity”), the parent company of Fraternity Federal Savings and Loan in an all cash transaction for $25.7 million. In addition, the Company acquired Fairmount Bancorp, Inc. (“Fairmount”), the parent company of Fairmount Bank on September 11, 2015 in an all cash transaction for $14.2 million. Both acquisitions combined added three branches to our already existing branch structure in the Baltimore area.

The Company and the Bank maintain an Internet website at http://www.hamilton-bank.com. Information on our website should not be considered a part of this Quarterly Report on Form 10-Q.

Summary of Recent Performance and Other Activities

The Company and its wholly owned subsidiary, Hamilton Bank, continue to show improvement in net interest income, as well as loan growth and consistent asset quality during the three months ending June 30, 2016 compared to the same period a year ago. Net interest income improved $1.1 million to $3.1 million during the first three months of fiscal 2016 compared to the same period a year ago as the Company continued to show strong loan demand, closed on its acquisition of Fraternity and integrated its acquisition of Fairmount from last year. Non-interest expense increased $1.4 million in the three months ending June 30, 2016 compared to the same period a year ago. Included in non-interest expense for the three months ending June 30, 2016 is $674,000 in expenses relating to the acquisition of Fraternity and branch consolidation. Along with these expenses, there were additional expenses associated with operating as a larger institution. Management has diligently worked at monitoring and improving efficiencies to reduce our overall operating expenses and improve our efficiency ratio going forward.

The following highlights contain additional financial data and events that have occurred during the three months ended June 30, 2016:

●

Successfully completed the acquisition of Fraternity . As a result of the acquisition, total assets grew to $522.8 million at June 30, 2016, representing growth of $129.8 million or 33% compared to $392.9 million in assets at March 31, 2016.

●

Total gross loans grew to $332.3 million at June 30, 2016, up $109.6 million, or 49%, compared to $222.8 million at March 31, 2016. Growth in loans was attributable to both the acquisition of Fraternity and organic loan growth. Total deposits grew to $425.5 million, up $111.5 million, or 36%, compared to $314 million over that same period. This growth included $108.9 million in acquired Fraternity deposits

●	Net interest income for the three months ended June 30, 2016 was $3.1 million, an increase of $1.1 million, or 55%, compared to $2.0 million for the same period a year ago.

●

For the three months ending June 30, 2016, the Company reported a net loss of $335,000 (loss of $0.11 per common share) compared to net income of $118,000 (earnings of $0.04 per common share) for the same period a year ago. The comparative results were impacted by the acquisition and branch consolidation related expenses in the current period and the sale of our Towson branch in the first quarter of last year. Excluding these factors would result in adjusted net income and earnings per share as follows:

Net Income Excluding Acquisition and Branch Consolidation Related Expenses and Non-Recurring Revenue - (Non-GAAP)

	Three months ended
	June 30,
	2016	2015	Difference
	(dollars in thousands)
Reported pre-tax income (loss)	$(553)	$305	$(858)

Add: Merger related expenses	237	231	6

Add: Branch consolidation expense	437	-	437

Less: Gain on sale of branch	-	(407)	407

Adjusted pre-tax income - (Non-GAAP)	121	129	(8)

Reported income tax expense (benefit)	(218)	186	(404)

Tax adjustment	266	(69)	336

Adjusted net income (loss) - Non-GAAP	$73	$13	$60

Adjusted basic earnings per common share - Non-GAAP	$0.02	$0.00	$0.03

- The non-GAAP financial measures shown above should not be viewed as a substitute for net income (loss) or earnings (loss) per share in accordance with GAAP. The Company's management believes that the presentation of net income on a non-GAAP basis, excluding acquisition related and other non-recurring expenses and gains, provides useful information for evaluating the Company's operating results and any related trends that may be affecting the Company's business.

●	Nonperforming loans as a percentage of gross loans declined to 1.35% at June 30, 2016 from 2.27% at March 31, 2016.

●	The allowance for loan losses as a percentage of nonperforming loans increased to 42.4% at June 30, 2016 from 33.7% at March 31, 2016.

●	Net charge-offs over the first three months ending June 30, 2016 were $15,000 or 0.02% of average loans, on an annualized basis, compared to 0.22% for the twelve months ended March 31, 2016.

●

As a result of the acquisition of Fraternity, the Company acquired one branch that serviced the same area as an existing Hamilton branch. Based upon due diligence and the expense savings forecasted out, management chose to close the existing Hamilton branch and maintain the acquired Fraternity branch in that area. As part of closing the existing Hamilton branch, the Company recognized a $437,000 expense that reflected the remaining term of the lease. This expense is reported as branch consolidation expense for the three months ending June 30, 2016.

●

The Company ended June 30, 2016 with a book value of $18.06 per common share and a tangible book value of $14.85 per common share compared to $18.03 and $15.87, respectively, at March 31, 2016. Tangible book value declined as a result of the goodwill and other intangible assets created in the Fraternity acquisition. Tangible book value, a non-GAAP measure, was determined as follows:

	June 30,	March 31,
	2016	2016
Tangible book value per common share:
Total shareholders' equity	$61,663,340	$61,544,583
Add: Other Comprehensive (Income) loss	(323,418)	21,819
Less: Goodwill and other intangible assets	(10,655,873)	(7,386,111)
Tangible common equity	$50,684,049	$54,180,291

Outstanding common shares	3,413,646	3,413,646

Book value per common share	$18.06	$18.03

Tangible book value per common share	$14.85	$15.87

 .

●	The Company maintained strong liquidity and at June 30, 2016 the Bank was deemed “well capitalized” under federal regulations.

Pursuant to the merger agreement with Fraternity, the Fraternity stockholders received cash consideration of $25.7 million or $19.25 per common share outstanding. Included in Note 3 to the consolidated financial statements is additional discussion about the Fraternity acquisition.

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

We identified several strategic priorities in our three year Strategic Plan. Those priorities included focusing on the following core areas:

●

Efficient Operating Revenue Growth – Generating sustainable, profitable operating revenue through smart growth of earning assets that are funded by low-cost core deposits and growth of noninterest income. In addition, focus on efficient utilization of the Bank’s assets. This strategic priority includes prudent loan growth, sales strategies to attract and grow small business deposit and other fee income services, strategic marketing campaigns, studying and benchmarking efficiency and productivity, and focusing on ways to utilize technology to drive earnings.

●	Well-defined and integrated delivery channels – Create and support delivery channels and branch strategy that leverages technology and optimizes efficiencies.

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

If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we record the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral. At June 30, 2016, all of our securities were either issued by U.S. government agencies, U.S. government-sponsored enterprises, municipalities, or corporations.

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

Based on our impairment testing as of February 2016, there was no evidence of impairment of the Company’s goodwill or intangible assets.

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

Comparison of Financial Condition at June 30, 2016 and March 31, 2016

Assets. Total assets increased $129.8 million, or 33.0%, to $522.8 million at June 30, 2016 from $392.9 million at March 31, 2016. The increase is primarily attributable to $151.9 million in identifiable assets acquired in the Fraternity acquisition, along with $3.4 million in intangible assets that were created.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $2.6 million, or 3.9%, to $64.8 million at June 30, 2016 from $67.4 million at March 31, 2016. The decrease in cash is a result of the $25.7 million in cash paid for the Fraternity acquisition, partially offset by the $15.2 million in cash acquired in the transaction, along with growth in our deposit base and a decrease in our investment portfolio due to normal principal pay-down of our mortgage backed securities.

Certificates of Deposit Held as Investment. Certificates of deposit declined $242,000 from $4.0 million at March 31, 2016 to $3.7 million at June 30, 2016. The decline resulted from $735,000 in certificates of deposit that matured, partially offset by $498,000 in certificates of deposit that were acquired in the Fraternity acquisition that are held as investments. The certificates of deposit held consist of individual amounts that are equal to or less than $250,000 and fully insured by the FDIC. The weighted average term of the portfolio is 1.6 years.

Investment Securities. Our investment portfolio consists primarily of investment grade securities including U.S. government agency and government-sponsored entity securities, securities issued by states, counties and municipalities, corporate bonds, and mortgage-backed securities. At June 30, 2016, all securities are classified as available for sale. While we usually intend to hold investment securities until maturity, this classification provides us the opportunity to divest of securities that may no longer meet our liquidity objectives. During the three months ending June 30, 2016, we did not purchase or sell any securities.

Investment securities increased $10.0 million, or 14.2%, to $80.5 million at June 30, 2016, from $70.5 million at March 31, 2016. The increase is attributable to $17.6 million in securities acquired in the Fraternity acquisition, partially offset by $1.7 million in agency and municipal securities that were called and $4.8 million in monthly principal pay-downs associated with collateralized mortgage obligations and mortgage-backed securities issued by GSEs (Government Sponsored Enterprise). The fair value of the investment portfolio increased $570,000 from an unrealized loss position of $36,000 at March 31, 2016 to an unrealized gain position of $534,000 at June 30, 2016. The increase in fair value of the investment portfolio is a result of the decrease in interest rates over the past three months.

We have evaluated securities with unrealized losses for an extended period of time and determined that these losses are temporary because, at this point in time, we have the ability to hold them until maturity. Currently, we have no intent to sell these securities, however, if market conditions or funding needs change, we may sell securities if needed. As the maturity date moves closer and/or interest rates decline, we expect that any unrealized losses for individual securities in the portfolio will decline or dissipate. As a result, we have not identified any portion of the unrecorded loss as being attributed to credit deterioration in the issuer of the security.

Loans. Excluding loans held for sale and loan origination fees and costs, gross loans receivable increased by $109.6 million, or 49.2%, to $332.3 million at June 30, 2016 from $222.8 million at March 31, 2016. Included in loans and leases at June 30, 2016 is $108.6 million in loans associated with the Fraternity acquisition (included in the “acquired” loan column of the table below, along with loans acquired from the Fairmount acquisition). At June 30, 2016, gross loans receivable represented 63.6% of total assets compared to 56.7% of total assets at March 31, 2016.

The following table details the composition of loans, excluding loans held for sale, and the related percentage mix and growth of total loans:

	June 30, 2016				March 31, 2016				Year-To-Date Growth
				Percent				Percent		Growth
	Legacy	Acquired	Total	of Total	Legacy	Acquired	Total	of Total	Amount	Percent
Real estate loans:
One-to four-family:
Residential	$45,442,298	$97,700,553	$143,142,851	43%	$46,263,709	$23,036,569	$69,300,278	31%	$73,842,573	107%
Residential construction	5,524,789	844,287	6,369,077	2%	4,304,189	965,440	5,269,629	2%	1,099,448	21%
Investor	11,825,432	23,606,757	35,432,189	11%	12,076,911	15,783,008	27,859,919	13%	7,572,270	27%
Commercial	81,155,633	17,875,858	99,031,491	30%	75,225,984	2,889,219	78,115,203	35%	20,916,288	27%
Commercial construction	2,348,741	1,615,922	3,964,663	1%	1,982,571	1,274,148	3,256,719	2%	707,944	22%
Total real estate loans	146,296,893	141,643,377	287,940,271	87%	139,853,364	43,948,384	183,801,748	83%	104,138,523	57%
Commercial business	15,985,673	2,714,738	18,700,411	6%	17,773,967	2,621,625	20,395,592	9%	(1,695,181)	-8%
Home equity loans	12,293,585	9,495,334	21,788,919	6%	12,222,688	2,168,073	14,390,761	6%	7,398,158	51%
Consumer	2,875,534	1,031,516	3,907,050	1%	3,072,677	1,106,434	4,179,111	2%	(272,061)	-7%
Total loans	$177,451,685	$154,884,965	$332,336,651	100%	$172,922,696	$49,844,516	$222,767,212	100%	$109,569,439	49%

Approximately $74.9 million, or 69%, of the $108.6 million in loans acquired in the Fraternity acquisition consisted of one-to four-family residential loans, while $9.2 million, or 8.5%, of those loans acquired consisted of investor real estate loans. Investor real estate loans represent funds advanced to borrowers for the purchase or refinance of non-owner occupied one- to four-family properties. These loans make up $23.6 million, or 15.2%, of the $154.9 million in acquired loans as of June 30, 2016. In addition, $14.2, or 13.1%, in commercial real estate loans and $7.4, or 6.8%, million in home equity loans were also acquired from Fraternity.

Organically, the Bank continues to focus on growing both commercial real estate and commercial business loans as these loans offer higher rates of return and shorter maturity periods than typical retail lending. The largest increase organically in loans over the first three months of fiscal 2017, as shown in the previous table under “legacy”, is a $5.9 million, or 7.9%, increase in commercial real estate loans from $75.2 million at March 31, 2016 to $81.2 million at June 30, 2016. Commercial business loans declined $1.8 million, or 10.1%, to $16.0 million at June 30, 2016 from $17.8 million at March 31, 2016. This decrease is related to a borrower that was asked to obtain alternative financing as they were no longer a good fit for the bank from a credit risk perspective. The Bank continues to see the benefits of our new commercial lending platform that has been restructured with new personnel and improved underwriting and monitoring procedures from both an origination and credit quality perspective.

The Bank continues to originate traditional one-to four-family residential loans and sell them in the secondary market at a premium in order to manage interest rate risk in a rising rate environment. Beginning in fiscal 2015, the Bank began to promote its one- to four-family residential construction lending program. During the first three months of fiscal 2017, the Bank has originated roughly $7.6 million in residential construction loans. As a result, at June 30, 2016 we had $13.3 million in residential construction commitments, of which $5.9 million in funds have been advanced; compared to $7.9 million in residential construction commitments at March 31, 2016 of which $2.6 million in funds had been advanced. The construction period on residential homes is typically nine to twelve months, at which time Hamilton Bank is often repaid through permanent financing by a third party.

Deposits. Total deposits (excluding premiums on acquired deposits) increased $110.5 million, or 35.2%, to $424.2 million at June 30, 2016 from $313.7 million at March 31, 2016, including $110.0 million in deposits assumed in the Fraternity acquisition. Approximately $22.4 million, or 20.4%, of the acquired deposits from Fraternity were core deposits (which we consider to be all deposits other than certificates of deposit). The Company continues to focus on changing its deposit mix to rely less on time deposits as a primary funding source and attract lower costing core deposits, including money market accounts. With the Fraternity acquisition, core deposits increased $24.3 million, or 20.5%, to $143.0 million at June 30, 2016 compared to $118.6 million at March 31, 2016.

The following table details the composition of deposits and the related percentage mix and growth of total deposits.

	June 30, 2016		March 31, 2016		Year-To-Date Growth
		Percent		Percent		Growth
	Total	of Total	Total	of Total	Amount	Percent
Savings	$45,282,733	11%	$33,010,962	11%	$12,271,771	37%
Noninterest-bearing checking	22,132,850	5%	19,747,437	6%	2,385,413	12%
Interest-bearing checking	17,089,730	4%	13,298,677	4%	3,791,053	29%
Money market accounts	58,479,057	14%	52,576,567	17%	5,902,490	11%
Time deposits	281,215,426	66%	195,031,411	62%	86,184,015	44%
	$424,199,796	100%	$313,665,054	100%	$110,534,742	35%
Premium on deposits asssumed	1,324,544		328,597		995,947
Total deposits	$425,524,340		$313,993,651		$111,530,689

Our strategy with respect to deposits has been to maintain or shrink our current certificates of deposit base, based upon liquidity needs, and focus on growing our core deposits at a faster pace to reduce our overall cost of funds.

Borrowings. Borrowings consist of both short and long-term advances from the Federal Home Loan Bank (FHLB). At June 30, 2016, the Company had $28.9 million in FHLB borrowings outstanding compared to $14.8 million at the beginning of the year. The increase over the first three months of fiscal 2017 is attributable to $15.0 million in FHLB advances assumed in the Fraternity acquisition. These borrowings were longer term borrowings and are coming due in one to three years and carry rates of 3.4% to 4.3%. As a result of these higher stated rates, we were able to record a discount of $794,000 when accounting for the borrowings at fair value at acquisition. At June 30, 2016 the discount is at $724,000. The accretion of this discount will offset the higher stated rate of these borrowings. Partially offsetting this increase in advances was a $2.0 million advance that matured during the most recent quarter with a stated interest rate of 0.43%.

At June 30, 2016, $3.5 million of the total advances are considered short-term and mature in less than one year, while the remaining $24.0 million are considered long-term; maturing in a year or more. The longest outstanding borrowing is for $5.0 million and matures in October 2018.

The FHLB borrowings provide an alternative means to support the cash outflow needed to fund new loan originations in coordination with deposit growth. FHLB borrowings can provide a less expensive means to support cash outflow when compared to selling higher yielding investment securities. These obligations are secured by our residential and home equity loan portfolios. At June 30, 2016, we had the ability to borrow approximately $49.9 million in additional funds from the FHLB, subject to our pledging sufficient assets. These obligations will be repaid as our cash position strengthens.

Equity. Total equity increased $119,000, or 0.2%, to $61.6 million at June 30, 2016 from $61.5 million at March 31, 2016. Overall equity was not materially impacted by the acquisition of Fraternity due to the acquisition being an all cash transaction. The increase is primarily attributable to the $345,000 increase in accumulated other comprehensive income associated with an increase in the fair value of the investment portfolio from declining interest rates over the first quarter. Additional paid in capital also increased $109,000 as a result of the expense derived from equity awards granted in prior periods. These increases were partially offset by the net loss of $355,000 that was recorded for the quarter ending June 30, 2016. The Company’s book value per share was $18.06 at June 30, 2016 compared to $18.03 at March 31, 2016.

Comparison of Asset Quality at June 30, 2016 and March 31, 2016

The Bank’s asset quality remains a primary focus of management and the Board of Directors. Nonperforming assets at June 30, 2016, were $4.9 million, a decrease of $598,000 from March 31, 2016 and a $1.8 million increase from June 30, 2015. Nonperforming assets to total assets decreased from 1.40% at March 31, 2016 to 0.94% at June 30, 2016. Nonperforming assets for the respective periods were as follows:

	At June 30, 2016	At March 31, 2016	At June 30, 2015
	(dollars in thousands)

Nonaccruing loans	$4,417	$4,342	$2,094
Accruing loans delinquent more than 90 days	17	708	600
Foreclosed real estate	461	443	443
Total nonperforming assets	$4,895	$5,493	$3,137

Asset Quality Ratios:
Nonperforming loans to gross loans	1.33%	2.27%	1.59%
Nonperforming assets to total assets	0.94%	1.40%	1.08%
Net charge-offs (annulaized) to average loans	0.02%	0.22%	0.04%

Included in nonperforming loans are accruing loans delinquent more than 90 days. These loans represent loans that are on accrual status and paying under the contractually agreed upon terms of the note, however, such loans are 90 days past their contractual maturity date, and therefore reported as nonperforming. At March 31, 2016 these loan balances were elevated as they related to many smaller investor (residential non-owner occupied) loans that matured at the same time. The Bank’s credit department has diligently worked through many of these loans over the past quarter and have either renewed or extended them accordingly.

Nonaccrual loans increased slightly to $4.4 million at June 30, 2016 compared to $4.3 million at March 31, 2016. A large portion of the non-accrual loans reported at June 30, 2016 and March 31, 2016 consist of two commercial real estate loans that are related. Together these loans have a contractual principal balance of $3.4 million and a recorded investment balance of $2.7 million, including $567,000 charge-off to date. The loans were placed on non-accrual in October 2015 due to legal issues and the concern of collectability. The borrower is classified as a Trouble Debt Restructure (“TDR”) and continues to make interest only payments as agreed, which are being applied by the Bank as a principal reduction to the loans. The property is currently listed for sale by a broker. As of June 30, 2016, there was no other commercial real estate or business loans on nonaccrual.

Nonaccrual loans also consisted of $930,000 in non-owner occupied investor loans as of June 30, 2016, the majority of which were acquired through the acquisition of Fairmount Bank. This group of loans primarily consists of three separate borrowers/investors that have individual loans on multiple properties. The remaining balance of nonaccrual loans at June 30, 2016 consist of traditional one- to four-family residential mortgages. Nonaccrual loans attributable to the acquisition of Fraternity included one home equity line of credit for $12,000.

Foreclosed real estate increased $18,000 from $443,000 at March 31, 2016 to $461,000 at June 30, 2016 and consisted of two properties. The first property represents semi-developed land in the amount of $443,000. The property is listed for sale and is participated with another financial institution, with Hamilton being the lead lender. The second property was added to foreclosed real estate during the current quarter in the amount of $18,000. This property is residential real estate that represented a participation bought by Hamilton. Hamilton participated in 20% of the original loan amount with another financial institution, who is the lead lender.

The Bank recorded a $210,000 provision for loan loss during the first quarter of fiscal 2017 compared to no provision for loan loss for the same period a year ago. The provision for loan loss for the recent quarter was a result of an increase in organic loan growth and the granting of a concession to two already existing one-to four-family residential TDRs. The allowance for loan losses at June 30, 2016 totaled $1.9 million, or 0.57% of total gross loans, compared to $1.7 million, or 0.76% of total gross loans, at March 31, 2016. This decrease in percentage is related to the increase in overall loan balances associated with the Fraternity acquisition in May 2016. As outlined in note 3 to our consolidated financial statements, loans acquired in an acquisition are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses. We continue to monitor and manage the acquired loan portfolio to determine if additional provisions are necessary in relation to the estimated fair value placed on those loans as determined by management.

The activity in the allowance for loan losses for the three month period ending June 30, 2016 includes $32,000 in charge-offs, offset by $16,000 in recoveries and a $210,000 provision for loan losses. We currently review the adequacy of the allowance for loan losses on a monthly basis and are proactively managing problem assets. Based upon our analysis, we believe this allowance appropriately reflects the inherent risk of loss in our loan portfolio at June 30, 2016. We estimate the allowance for loan losses within a range based upon our historical charge-off history and certain environmental factors.

Results of Operations for the Three Months Ended June 30, 2016 and 2015 (unaudited)

General. Net loss available to common shareholders was $335,000 or $(0.11) per basic and diluted common share for the three month period ended June 30, 2016 compared to net income available to common shareholders of $118,000 or $0.04 per basic and diluted common share for the same period in fiscal 2016, a decline of $453,000 in earnings. The decrease in net results of operations resulted primarily from a $210,000 increase in the provision for loan loss, a $1.4 million increase in noninterest expense, and a $360,000 decrease in noninterest revenue, partially offset by a $1.1 million increase in net interest income and a $404,000 decrease in income tax expense.

Net Interest Income. Net interest income increased $1.1 million, or 55.0%, to $3.1 million for the three months ended June 30, 2016 compared to $2.0 million for the three months ended June 30, 2015. The increase in net interest income was due to a $1.4 million increase in interest revenue, partially offset by a $276,000 increase in interest expense. The increase in interest revenue was due to an increase in the average balance of interest-earning assets, particularly higher yielding loans, as well as a slight increase in average yield on interest-earning assets. The average balance in interest-earning assets increased $152.8 million, or 56.2%, for the quarter ended June 30, 2016 compared to the same period in fiscal 2016, while the average yield increased 3 basis points to 3.53% from 3.50%, respectively. The average balances increased quarter-over-quarter due to the acquisitions of Fairmount and Fraternity which occurred subsequent to the June 30, 2015 quarter. Over this period, the Bank was able to also increase organically the average balance of higher interest-earning assets, particularly loans, which grew a net of $7.8 million, excluding the effect of our acquisitions.

The increase in the average balance of interest-earning assets for the quarter ended June 30, 2016 was offset by a $161.7 million increase in the average balance of interest-bearing liabilities for the same period. The increase is attributable to deposits and borrowings acquired in the Fairmount and Fraternity acquisitions, as well as management’s focus on increasing our deposit base to fund organic loan growth. The average cost of interest-bearing liabilities for the comparative periods remained relatively flat, declining 1 basis point from 0.71% for the quarter ended June 30, 2015 to 0.70% for the quarter ended June 30, 2016. Our net interest margin decreased 2 basis points from 2.94% for the three months ended June 30, 2015 to 2.92% for the three months ended June 30, 2016.

Interest Revenue. Interest revenue increased $1.4 million, or 57.9% to $3.8 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015, as a result of increases in interest and fees on loans, partially offset by a decrease in revenue from investment securities.

Interest and fees on loans increased $1.4 million, or 70.9%, to $3.3 million for the three months ended June 30, 2016, compared to $1.9 million for the three months ended June 30, 2015. The increase in interest and fees on loans is due to a $115.8 million increase in the average balance of net loans from $162.4 million to $278.2 million quarter-over-quarter. The increase in average loans is attributable to the loans acquired in both the Fairmount and Fraternity acquisitions that were completed subsequent to June 30, 2015, as well as our new commercial lending platform and staff that was put in place at the beginning of fiscal 2015. The average yield earned on loans remained relatively unchanged, decreasing 1 basis point from 4.78% for the three months ended June 30, 2015 to 4.77% for the three months ending June 30, 2016. The yield on average loans, although relatively unchanged in comparing the June 30, 2016 and 2015 quarters, continues to be impacted by the extended low interest rate environment and the competitive pressure relating to pricing.

Interest revenue on investment securities decreased $62,000 to $367,000 during the three months ended June 30, 2016 from $429,000 during the three months ended June 30, 2015. The average balance of investment securities decreased by $13.0 million, or 14.2%, to $78.6 million during the three months ended June 30, 2016 from $91.5 million during the same period last year, while the average yield remained unchanged at 1.87%. The largest decrease in investment securities was in mortgage-backed securities, which declined $12.0 million to $57.2 million for the three months ended June 30, 2016 from $69.2 million for the same period last year. The proceeds from the decrease in mortgage-backed securities have been used to fund the increase in the average loans associated with organic growth over the same period, as well as to assist in building up cash reserves for the $25.7 million, all cash acquisition of Fraternity that closed on May13, 2016.

Interest Expense. Interest expense increased $276,000, or 73.3%, to $654,000 for the three months ended June 30, 2016 compared to $377,000 for the same period in fiscal 2016, due to the increase in the average balance of both interest-bearing deposits and borrowings. Average interest-bearing deposits increased $145.2 million, or 70.8%, to $350.3 million for the three months ended June 30, 2016 from $205.1 million for the three months ended June 30, 2015. The average cost of deposits declined slightly from 0.73% to .070% over those same periods, a 3 basis point decline. A significant portion of our time deposits have already repriced in today’s low interest rate environment, as a result, the change in interest expense is more attributable to the increase in average balances than to interest rates.

For the three month period ended June 30, 2016, average interest-bearing deposit balances increased for all types of deposits when compared to the same period last year as a result of both the Fraternity and Fairmount acquisitions, as well as promotional efforts to raise funds for new loan growth. We remain focused on changing the mix of our deposit portfolio by maintaining our maturing certificates of deposits and growing lower cost core deposits, including savings, interest-bearing checking and money market accounts. The average balance of time deposits increased $92.3 million, or 62.3%, to $240.3 million for the quarter ended June 30, 2016 compared to $148.1 million for the quarter ended June 30, 2015. Over this same period, core interest bearing deposits increased $52.9 million, or 92.9%, to $109.9 million for the three months ended June 30, 2016 compared to $57.0 million for the three months ended June 30, 2015. The growth in core deposits was primarily a result of the continued efforts by our cash management and financial service teams, as well as those core deposits assumed in the Fraternity and Fairmount acquisitions.

Noninterest-bearing deposits allow us to fund growth in interest-earning assets at minimal cost. As a result of the growth generated from the efforts of our cash management personnel, commercial loan officers working with commercial clients to move their deposit relationship to Hamilton Bank and the acquisitions of Fraternity and Fairmount, average noninterest-bearing deposits increased $2.8 million, or 14.7%, to $22.0 million for the three months ended June 30, 2016, compared to $19.1 million for the three months ended June 30, 2015.

For the three month period ended June 30, 2016, the average interest-bearing borrowings were $22.5 million compared to an average balance of $6.0 million for the same period a year ago. The borrowings consisted entirely of advances from the Federal Home Loan Bank (“FHLB”). At June 30, 2016, the Bank had $27.5 million in outstanding advances from the FHLB, including $25.5 million in borrowings assumed through the Fraternity and Fairmount acquisitions. These borrowings carried an average rate of 0.75% for the three months ended June 30, 2016. Borrowing from the FHLB in today’s low interest rate environment can be a more cost effective means to obtain funds if deposits are not growing compared to selling investment securities that were earning a higher yield.

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

	Three Months Ended June 30,
	(dollars in thousands)
	2016			2015
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Cash and cash equivalents	$67,668	$67	0.40%	$17,698	$5	0.11%
Investment securities (1)	21,393	136	2.54%	22,346	131	2.34%
Mortgage-backed securities	57,177	231	1.62%	69,203	298	1.72%
Loans receivable, net (2)	278,202	3,316	4.77%	162,443	1,941	4.78%
Total interest-earning assets	424,440	3,750	3.53%	271,690	2,375	3.50%
Noninterest-earning assets	35,325			21,449
Total assets	$459,765			$293,139

Interest-bearing liabilities:
Certificates of deposit	$240,336	$565	0.94%	$148,059	$361	0.98%
Money Market	54,358	31	0.23%	27,679	8	0.12%
Statement savings	39,442	15	0.15%	17,560	2	0.05%
NOW accounts	16,139	1	0.02%	11,764	1	0.03%
Total interest-bearing deposits	350,275	612	0.70%	205,062	372	0.73%
Borrowings	22,479	42	0.75%	6,000	5	0.33%
Total interest-bearing liabilities	372,754	654	0.70%	211,062	377	0.71%

Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	21,950			19,142
Other noninterest-bearing liabilities	5,701			1,886
Total liabilities	400,405			232,090
Total shareholders’ equity	59,360			61,049
Total liabilities and shareholders’ equity	$459,765			$293,139

Net interest income		$3,096			$1,998
Net interest rate spread (3)			2.83%			2.78%
Net interest-earning assets (4)	$51,686			$60,628
Net interest margin (5)			2.92%			2.94%
Average interest-earning assets to average interest-bearing liabilities	113.87%			128.73%

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

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was $210,000 charged to the provision for loan losses for the three months ended June 30, 2016 compared to no provision for the three months ended June 30, 2015. In the current quarter, a $170,000 of the $210,000 charged to the provision for loan loss is related to two performing TDRs that were charged a risk adjusted rate of interest when their modified rate period expired. The remaining provision is related to organic loan growth and not necessarily a product of charge-offs, as reflected in the table below. Management identified probable losses in the loan portfolio and recorded net charge-offs of $15,000 for the three months ended June 30, 2016, compared to $17,000 for the comparable period a year ago.

The allowance for loan losses was $1.9 million, or 42.4% of non-performing loans at June 30, 2016 compared to $1.7 million, or 62.1% of non-performing loans at June 30, 2015. The decrease in the percentage is due to two related commercial real estate loans with a recorded investment balance of $2.7 million that were placed on non-accrual in October 2015. We charged-off $567,000 of this loan in March 2016.

During the three months ended June 30, 2016, loan charge offs totaled $31,000 with recoveries of $16,000, compared to $84,000 in charge offs and $67,000 in recoveries during the three months ended June 30, 2015. During fiscal year 2017, we expect that we will continue our emphasis in growing commercial real estate and commercial business loans, which have higher interest rates than one-to four-family mortgage loans, but are generally considered to bear higher risk than one-to four-family mortgage loans and could contribute to higher provisions going forward.

Summary of Allowance for Loan Losses Activity. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended
	June 30,
	2016	2015
	(dollars in thousands)

Allowance for loan losses at beginning of period	$1,702	$1,690
Charge-offs:
Real estate loans:
One-to four-family	28	60
Commercial	-	-
Construction	-	-
Commercial	2	10
Home equity	-	6
Consumer	1	8
Total charge-offs	31	84
Recoveries	16	67
Net charge-offs	15	17
Provision for loan losses	210	-
Allowance for loan losses at end of period	$1,897	$1,673

Allowance for loan losses to non-performing loans	42.44%	62.12%
Allowance for loan losses to total loans outstanding at the end of the period	0.57%	0.98%
Net charge-offs to average loans outstanding during the period (annualized)	0.02%	0.04%

Noninterest Revenue. Noninterest revenue decreased $361,000, or 57.2%, to $269,000 for the three months ended June 30, 2016, compared to $63,000 for the three months ended June 30, 2015. The following table outlines the changes in noninterest revenue for the three month periods.

	Three months ended
	June 30,
	2016	2015	$ Change	% Change
Service charges	$95,120	$95,078	$42	-
Gain on sale of loans held for sale	11,172	16,998	(5,826)	(34.3)
Gain on sale of property and equipment	-	407,188	(407,188)	N/A
Earnings on bank-owned life insurance	112,526	87,742	24,784	28.2
Other fees and commissions	50,680	22,997	27,683	120.4

Total noninterest revenue	$269,498	$630,003	$(360,505)	(57.2)

Noninterest revenue decreased in large part due to a $407 thousand gain on the sale of the Towson branch property in the 2015 period, which closed in early May 2015. Excluding this gain, non-interest revenue increased $47 thousand, or 21.0%, compared to the comparable period last year.

The increase in earnings on bank-owned life insurance (BOLI) is associated with $5.1 million in BOLI assumed by Hamilton in the Fraternity acquisition. The revenue earned from BOLI is exempt for tax purposes. Other fees and commissions are related to loan fees charged to customers, including $26,000 in extension fees to commercial loan borrowers.

Offsetting these increases in noninterest revenue was a decrease in gains on the sale of loans held for sale. The decrease is attributable to the revenues earned on loans sold in the secondary and premiums associated with such sales. We sell a majority of our newly originated one-to four-family residential mortgage loans with a maturity greater than 10 years to the secondary market with service released to assist in managing our interest rate risk in anticipation of rising interest rates.

Service charges associated with retail deposit products remained unchanged quarter-over-quarter. We have continued to focus on growing our core deposits, particularly checking accounts, which typically generate more service fee income. We continually review our fee structure on transactional accounts so that we may be more aligned with our market. Customers, however, have become more cost conscious of fees and better manage their deposit relationship with the Bank. There was also no change with respect to gain on sale of investment securities as a result of there being no sale of securities in either quarter.

Noninterest Expense. Noninterest expense increased $1.4 million, or 59.7%, to $3.7 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The following table outlines the changes in noninterest expense for the three month periods.

	Three months ended
	June 30,
	2016	2015	$ Change	% Change
Salaries and benefits	$1,780,273	$1,200,422	$579,851	48.3
Occupancy	215,900	174,626	41,274	23.6
Advertising	31,351	27,363	3,988	14.6
Furniture and equipment	98,323	78,440	19,883	25.3
Data processing	185,723	141,988	43,735	30.8
Legal services	50,263	28,634	21,629	75.5
Other professional services	100,098	95,094	5,004	5.3
Merger related expenses	236,484	216,312	20,172	9.3
Branch consolidation expense	437,424	-	437,424	N/A
Deposit insurance premiums	77,200	49,864	27,336	54.8
Foreclosed real estate expense and losses	8,108	808	7,300	903.5
Other operating	487,952	309,423	178,529	57.7

Total noninterest expense	$3,709,099	$2,322,974	$1,386,125	59.7

The $1.4 million increase in noninterest expense during the three months ended June 30, 2016, as compared to the same period of 2016, was attributable to $674,000 in acquisition and branch consolidation related costs pertaining primarily to the Fraternity acquisition that closed in May 2016, as well as the acquisition related costs associated with Fairmount in the prior quarter. The merger expenses include fees paid to attorneys, investment bankers and accountants, data conversion, as well as other related costs, while the branch consolidation expense includes $437,424 in expense associated with the closing of our Cockeysville branch office due to branch overlap from the Fraternity acquisition. A breakdown of the acquisition related expenses is shown in the following table.

	Three months Ended June 30, 2016			Three Months Ended June 30, 2015
	Fairmount	Fraternity	Total	Fairmount	Fraternity	Total
Legal	$7,200	$39,219	$46,419	$129,033	$6,455	$135,488
Professional services	-	135,383	135,383	80,000	7,673	87,673
Advertising	-	-	-	2,779	-	2,779
Other	-	54,682	54,682	4,701	144	4,845
Total meger related expenses	$7,200	$229,284	$236,484	$216,513	$14,272	$230,785

In addition to acquisition related expenses, several other categories, including occupancy, furniture and equipment, deposit insurance, and data processing all increased as a result of the Bank operating as a larger institution. Certain costs are naturally inherited after acquiring another financial institution, including additional personnel, branch costs, additional equipment, increased FDIC insurance, and an increase in the core data base resulting from the addition of acquired customers.

The largest increase in noninterest expenses quarter-over-quarter was in salaries and benefits. The Company went from 53 full-time equivalent employees at June 30, 2015 to 75 full-time equivalent employees at June 30, 2016. The additional personnel are related to the retention of certain employees from the Fraternity and Fairmount acquisitions and internal growth within our loan area. Also included in salaries and benefits is payment to the executives of Fraternity under a non-compete agreement. The expense associated with this agreement is $860,000 and will be recognized over the contractual period of the agreements, including $48,000 that was recognized in the quarter ending June 30, 2016. Lastly, for the three months ending June 30, 2016 and 2015, $79,000 in expense was recognized relating to equity awards granted to officers under the Company’s Equity Incentive Plan. The equity awards provide for management to have a vested interest in the performance of the company and share in the benefit of an increase in shareholder value. Similarly, other operating expenses for the same periods include $30,000 in expense associated with equity awards granted to Directors.

Legal expense for the quarter ending June 30, 2016 increased over the same quarter a year ago due to the problem assets acquired in the Fairmount acquisition, particularly the non-owner occupied residential investor loans. Management is diligently working through these problem assets and has engaged legal counsel to assist with the collection and foreclosure process, as well as consult on how to proceed with certain borrowers.

The increase in other operating expense consists of several items, including adjustments to the deferral of Director fees associated with loan origination costs, new costs associated with non-owner residential investor loans acquired from Fairmount and the management of those properties, additional amortization expense associated with the core deposit intangible created in the Fraternity and Fairmount acquisitions, increased regulatory filing expenses, and other miscellaneous items such telephone and dues and subscriptions.

Management actively explores ways to cut costs and improve efficiency. We monitor our costs associated with daily operations and review existing vendor contracts for additional savings and/or seek alternative vendors. These actions, along with efficiencies achieved through the acquisitions of Fraternity and Fairmount, continue to improve our efficiency ratio.

Income Tax Expense. We recorded a tax benefit of $218,000 for the three months ended June 30, 2016 after pre-tax net loss of $553,000, compared to tax expense of $186,000 for the three months ended June 30, 2015 after pre-tax net income of $305,000. The effective income tax rate was a negative 39.4% for the three months ending June 30, 2016 due to the net loss before income taxes and the impact from tax-exempt revenue compared to an effective tax rate of 61.2% for the three months ended June 30, 2015. The effective tax rate for the quarter ending June 30, 2015 was higher as a result of $231,000 in acquisition related expenses. The respective acquisition related costs associated with each quarter are not tax deductible.

Liquidity and Capital Resources

Liquidity describes our ability to meet current and future financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. We regularly adjust our investments in liquid assets available to meet short-term liquidity needs based upon our assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities, and (iv) the objectives of our asset/liability management policy.

We also have the ability to borrow from the Federal Home Loan Bank Atlanta (FHLB) to meet our liquidity needs. At June 30, 2016, we had $28.5 million in borrowings from the FHLB, of which $26.5 million were assumed through acquisitions, and the capacity to borrow approximately $49.9 million more, subject to our pledging sufficient assets. Historically we have not used borrowings to fund operations.

Hamilton Bank may also borrow up to $5.0 million from a correspondent bank under a secured federal funds line of credit, and $1.0 million under an unsecured line of credit. We would be required to pledge investment securities to draw upon the secured line of credit.

We normally carry balances with correspondent banks that exceed the federally insured limit. We currently conduct a quarterly review of each correspondent bank’s financial information, including the banks’ capital ratios, balance sheet, income statement, allowance for loans losses, and other performance ratios, to determine if the bank is financially stable.

Our most liquid assets are cash and cash equivalents and investment securities. The level of these assets depends on our operating, financing, lending, and investing activities during any given period. At June 30, 2016, cash and cash equivalents totaled $64.8 million and securities classified as available-for-sale amounted to $80.5 million.

Total deposits, excluding those acquired in the Fraternity acquisition, increased $546,000 over the three months ended June 30, 2016, while total deposits increased $733,000 over the same period a year ago. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. In the second half of fiscal 2016, we made a conscious effort to grow and retain maturing certificates of deposits through various promotions to assist in funding organic loan growth. Certificates of deposit allowed us to lock in those funds for an extended period of time based upon current interest rates. This strategy began to change over the first quarter of fiscal 2017 due to the excess liquidity that has built up in the form of cash from the acquisition of Fraternity. We discontinued our promotional efforts with certificates of deposit in hope of maintaining these deposits as they mature and continued to focus more on generating lower costing core deposits (considered to be all deposits other than certificates of deposit). At June 30, 2016, certificates of deposit scheduled to mature within one year totaled $143.7 million, or 51.1% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods due to the current low interest rate environment and local competitive pressures. Whether we retain these deposits will be determined in part by the interest rates we are willing to pay on such deposits. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit due on or before June 30, 2017.

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. At June 30, 2016, we had $52.2 million in commitments to extend credit outstanding.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2016, we exceeded all of the applicable regulatory capital requirements for the Bank, including the new requirement under Basel III to obtain a minimum common equity core (Tier 1) capital to risk-weighted assets ratio of 5.125%. To be classified as a well-capitalized bank, we must have a common equity core (Tier 1) capital to risk-weighted assets ratio of at least 6.5%. For the year ended June 30, 2016, our common equity to Tier 1 capital was $37.6 million, or 11.84%, of total risk-weighted assets compared to $44.5 million, or 19.06% of total risk-weighted assets for the year ended March 31, 2016.

Our core (Tier 1) capital was $37.6 million and $44.5 million, or 8.49% and 11.78% of adjusted total assets, at June 30, 2016 and March 31, 2016, respectively. In order to be classified as “well-capitalized” under federal banking regulations, we were required to have core capital of at least $22.1 million, or 5.0% of adjusted assets, as of June 30, 2016. To be classified as a well-capitalized bank, we must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%, and a Tier 1 risk-based capital to risk-weighted assets of at least 8%. At June 30, 2016 and March 31, 2016, we had total risk-based capital ratios of 12.45% and 19.81%, respectively, and Tier 1 risk-based capital ratios of 11.84% and 19.06%, respectively. Our regulatory risk weighted capital ratios decreased during the first quarter of fiscal 2017 as a result of our risk-weighted assets increasing due to the Fraternity acquisition and to a lesser extent, increases in commercial loans due to organic growth.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For a discussion of our market risk, please refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016 filed on June 29, 2016. The Company’s market risk has not changed materially from that disclosed in the annual report.

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 29, 2016. As of June 30, 2016, except for the additional risk factors set forth below, the risk factors of the Company have not changed materially from those disclosed in the annual report.

Our acquisitions of Fairmount Bancorp, Inc. and Fraternity Community Bancorp, Inc. may not produce the anticipated benefits.

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

A new accounting standard will likely require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for Hamilton Bancorp, Inc. and Hamilton Bank for our first fiscal year after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of June 30, 2016 (unaudited) and March 31, 2016; (ii) the Consolidated Statements of Operations for the three months ended June 30, 2016 and 2015 (unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three months ended June 30, 2016 and 2015 (unaudited); (iv) the Consolidated Statements of Equity for the three months ended June 30, 2016 and 2015 (unaudited); (v) the Consolidated Statement of Cash Flows for the three months ended June 30, 2016 and 2015 (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

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

HAMILTON BANCORP, INC.

Date: August 15, 2016	/s/ Robert A. DeAlmeida
Robert A. DeAlmeida
President and Chief Executive Officer

Date: August 15, 2016	/s/ John P. Marzullo
John P. Marzullo
Senior Vice President, Chief Financial Officer and
Treasurer