Form 10-Q
period 2016-09-30
Hamilton Bancorp, Inc.
filed 2016-11-14
CIK 1551739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

YES [   ]     NO [X]

3,413,646 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of November 14, 2016.

Hamilton Bancorp, Inc. and Subsidiaries

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Financial Condition

September 30, 2016 and March 31, 2016

	September 30,	March 31,
	2016	2016
	(Unaudited)	(Audited)
Assets
Assets
Cash and due from banks	$36,303,965	$47,101,688
Federal funds sold	9,440,899	20,346,848
Cash and cash equivalents	45,744,864	67,448,536
Certificates of deposit held as investment	3,471,821	3,968,229
Securities available for sale, at fair value	95,740,770	70,484,400
Federal Home Loan Bank stock, at cost	1,640,100	1,042,500
Loans held for sale	1,446,000	259,450
Loans	328,734,982	221,859,056
Allowance for loan losses	(1,942,368)	(1,702,365)
Net loans and leases	326,792,614	220,156,691
Premises and equipment, net	4,217,803	3,555,474
Premises and equipment held for sale	405,000	405,000
Foreclosed real estate	460,220	443,015
Accrued interest receivable	1,306,616	948,166
Bank-owned life insurance	18,006,574	12,709,908
Deferred income taxes	6,359,372	2,353,141
Income taxes refundable	234,413	228,920
Goodwill and other intangible assets	9,424,759	7,386,111
Other assets	1,928,880	1,527,014
Total Assets	$517,179,806	$392,916,555

Liabilities and Shareholders' Equity
Liabilities
Noninterest-bearing deposits	$22,529,558	$19,747,437
Interest-bearing deposits	399,777,044	294,246,214
Total deposits	422,306,602	313,993,651
Borrowings	26,340,635	14,805,237
Advances by borrowers for taxes and insurance	1,335,132	1,079,794
Other liabilities	5,394,396	1,493,290
Total liabilities	455,376,765	331,371,972

Commitments and contingencies	-	-

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized. Issued: 3,413,646 shares at September 30, 2016 and March 31, 2016	34,136	34,136
Additional paid in capital	31,460,188	31,242,731
Retained earnings	32,647,732	32,659,455
Unearned ESOP shares	(2,369,920)	(2,369,920)
Accumulated other comprehensive income (loss)	30,905	(21,819)
Total shareholders' equity	61,803,041	61,544,583
Total Liabilities and Shareholders' Equity	$517,179,806	$392,916,555

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

Three and Six Months Ended September 30, 2016 and 2015

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Interest revenue
Loans, including fees	$3,831,123	$2,159,611	$7,147,796	$4,100,218
U.S. treasuries, government agencies and FHLB stock	62,534	87,767	149,108	184,475
Municipal and corporate bonds	69,640	27,617	118,667	62,423
Mortgage-backed securities	287,231	277,835	518,728	575,430
Federal funds sold and other bank deposits	52,734	8,382	119,438	13,645
Total interest revenue	4,303,262	2,561,212	8,053,737	4,936,191

Interest expense
Deposits	674,470	410,990	1,286,282	783,433
Borrowed funds	76,569	21,342	118,641	26,295
Total interest expense	751,039	432,332	1,404,923	809,728

Net interest income	3,552,223	2,128,880	6,648,814	4,126,463
Provision for loan losses	50,006	120,000	260,006	120,000
Net interest income after provision for loan losses	3,502,217	2,008,880	6,388,808	4,006,463

Noninterest revenue
Service charges	119,487	98,142	214,608	193,220
Gain on sale of investment securities	-	21,715	-	21,715
Gain on sale of loans held for sale	10,437	18,571	21,609	35,569
Gain on sale of property and equipment	-	-	-	407,188
Earnings on bank-owned life insurance	126,100	88,704	238,626	176,446
Other	26,474	20,274	77,153	43,271
Total noninterest revenue	282,498	247,406	551,996	877,409

Noninterest expenses
Salaries	1,355,548	977,330	2,738,154	1,915,570
Employee benefits	347,420	254,140	696,754	516,323
Occupancy	258,871	179,036	474,771	353,662
Advertising	43,979	18,451	75,330	45,814
Furniture and equipment	99,437	74,234	197,760	152,675
Data processing	191,088	143,023	376,811	285,011
Legal services	63,185	35,812	113,448	57,991
Other professional services	342,400	67,986	545,514	159,907
Merger related expenses	9,081	400,795	197,233	631,580
Branch consolidation expense	-	-	437,424	-
Deposit insurance premiums	110,989	39,002	188,188	88,865
Foreclosed real estate expense and losses (gains)	-	13,079	8,108	13,887
Other operating	428,658	350,033	910,260	654,611
Total noninterest expenses	3,250,656	2,552,921	6,959,755	4,875,896

Income (loss) before income taxes	534,059	(296,635)	(18,951)	7,976
Income tax expense (benefit)	210,573	(95,633)	(7,228)	90,654
Net income (loss)	$323,486	$(201,002)	$(11,723)	$(82,678)

Net income (loss) per common share:
Basic	$0.10	$(0.06)	$0.00	$(0.03)
Diluted	$0.10	$(0.06)	$0.00	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

Three and Six Months Ended September 30, 2016 and 2015

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income (loss)	$323,486	$(201,085)	$(11,723)	$(82,760)
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	(483,055)	1,285,089	87,068	84,610
Reclassification adjustment for realized gain on investment securities available for sale included in net income	-	(21,715)	-	(21,715)
Total unrealized gain (loss) on investment securities available for sale	(483,055)	1,263,374	87,068	62,895
Income tax expense (benefit) relating to investment securities available for sale	(190,542)	498,338	34,344	24,809
Other comprehensive income (loss)	(292,513)	765,036	52,724	38,086

Total comprehensive income (loss)	$30,973	$563,951	$41,001	$(44,674)

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Six Months Ended September 30, 2016 and 2015

					Accumulated
		Additional		Unearned	other	Total
	Common	paid-in	Retained	ESOP	comprehensive	shareholders'
	stock	capital	earnings	shares	income (loss)	equity

Balance March 31, 2015	$34,177	$30,832,815	$32,752,071	$(2,518,040)	$(301,315)	$60,799,708
Net loss	-	-	(82,760)	-	-	(82,760)
Unrealized gain on available for sale securities, net of tax effect of $24,809	-	-	-	-	38,086	38,086
Stock based compensation - options	-	104,605	-	-	-	104,605
Restricted stock - compensation and activity	4	112,569	-	-	-	112,573

Balance September 30, 2015	$34,181	$31,049,989	$32,669,311	$(2,518,040)	$(263,229)	$60,972,212

Balance March 31, 2016	$34,136	$31,242,731	$32,659,455	$(2,369,920)	$(21,819)	$61,544,583
Net loss	-	-	(11,723)	-	-	(11,723)
Unrealized gain on available for sale securities, net of tax effect of $34,344	-	-	-	-	52,724	52,724
Stock based compensation - options	-	104,605	-	-	-	104,605
Stock based compensation - restricted stock	-	112,852	-	-	-	112,852

Balance September 30, 2016	$34,136	$31,460,188	$32,647,732	$(2,369,920)	$30,905	$61,803,041

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended September 30, 2016 and 2015

	Six Months Ended
	September 30,
	2016	2015

Cash flows from operating activities
Interest received	$8,036,376	$5,024,636
Fees and commissions received	291,762	643,679
Interest paid	(1,950,269)	(806,704)
Cash paid to suppliers and employees	(4,086,091)	(3,761,913)
Origination of loans held for sale	(1,719,700)	(3,543,900)
Proceeds from sale of loans held for sale	554,759	4,160,608
Income taxes paid	(1,705,736)	(228,919)
Net cash (used) provided by operating activities	(578,899)	1,487,487

Cash flows from investing activities
Acquisition, net of cash acquired	(11,006,813)	(12,723,871)
Proceeds from sale of securities available for sale	-	5,028,054
Proceeds from maturing and called securities available for sale, including principal pay downs	19,526,230	10,156,217
Proceeds from sale maturing and called certificates of deposit	985,000	250,000
Purchase of Federal Home Loan Bank stock	185,000	-
Purchase of investment securities available for sale	(27,442,181)	-
Loans made, net of principal repayments	1,817,831	(10,921,223)
Purchase of premises and equipment	(99,085)	(26,227)
Proceeds from sale of premises and equipment	35,000	463,839
Proceeds from sale of foreclosed real estate	-	11,752
Net cash used by investing activities	(15,999,018)	(7,761,459)

Cash flows from financing activities
Net increase (decrease) in
Deposits	(1,381,093)	7,601,767
Advances by borrowers for taxes and insurance	255,338	(39,717)
Proceeds from borrowings	-	2,000,000
Payments of borrowings	(4,000,000)	(2,000,000)
Issuance of restricted stock	-	4
Net cash (used) provided by financing activities	(5,125,755)	7,562,054

Net (decrease) increase in cash and cash equivalents	(21,703,672)	1,288,082

Cash and cash equivalents at beginning of period	67,448,536	16,643,888

Cash and cash equivalents at end of period	45,744,864	$17,931,970

Supplemental Disclosures of Cash Flow Information:
Total cash consideration paid for Fraternity acquisition	$25,704,871	$-
Total cash consideration paid for Fairmount acquisition	-	14,192,370
Less cash acquired	14,698,058	1,468,499
Acquisition, net of cash acquired	$11,006,813	$12,723,871

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

	Six Months Ended
	September 30,
	2016	2015

Reconciliation of net loss to net cash (used) provided by operating activities
Net loss	$(11,723)	$(82,760)
Adjustments to reconcile net loss to net cash (used) provided by operating activities
Amortization of premiums on securities	317,361	215,456
Amortization of premiums on certificates of deposit	9,408	1,227
Gain on sale of investment securities	-	(21,715)
Loan discount accretion	(28,951)	17,020
Deposit premium amortization	(295,066)	-
Borrowing premium amortization	(258,139)	-
Core deposit intangible asset amortization	57,990	14,500
Premises and equipment depreciation and amortization	171,562	121,825
Gain on disposal of premises and equipment	-	(407,188)
Stock based compensation	217,456	217,177
Provision for loan losses	260,006	120,000
Decrease (increase) in
Accrued interest receivable	(358,450)	(175,284)
Loans held for sale	(1,186,550)	581,139
Cash surrender value of life insurance	(238,625)	(176,446)
Income taxes refundable and deferred income taxes	(1,712,964)	(138,265)
Other assets	2,557,323	497,064
Increase (decrease) in
Accrued interest payable	7,859	3,024
Deferred loan origination fees	43,271	30,108
Other liabilities	(130,667)	670,605
Net cash (used) provided by operating activities	$(578,899)	$1,487,487

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2016

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Hamilton Bancorp, Inc. (the “Company”) was incorporated on September 7, 2012 to serve as the stock holding company for Hamilton Bank (the “Bank”), a federally chartered savings bank. On October 10, 2012, the Bank converted from a mutual savings bank to a stock savings bank and became the wholly owned subsidiary of the Company. In connection with the conversion, the Company sold 3,703,000 shares of common stock at a price of $10.00 per share, through which the Company received proceeds of approximately $35,580,000, net of offering expenses of approximately $1,450,000. The Bank’s employee stock ownership plan (the “ESOP”) purchased 8.0% of the shares sold in the offering, or 296,240 common shares. The purchase of shares by the ESOP was funded by a loan from the Company. The Company’s common stock began trading on the NASDAQ Capital Market under the trading symbol “HBK” on October 12, 2012.

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

On May 13, 2016, the Company completed its acquisition of Fraternity Community Bancorp, Inc. (“Fraternity”) through the merger of Fraternity, the parent company of Fraternity Federal Savings and Loan, with and into the Company pursuant to the Agreement and Plan of Merger dated as of October 12, 2015, by and between the Company and Fraternity. As a result of the merger, each shareholder of Fraternity received a cash payment equal to nineteen dollars and twenty-five cents ($19.25) for each share of Fraternity common stock, or an aggregate of approximately $25.7 million. Immediately following the merger of Fraternity into the Company, Fraternity Federal Savings and Loan was merged with and into the Bank, with the Bank as the surviving entity.

On September 11, 2015, the Company completed its acquisition of Fairmount Bancorp, Inc. (“Fairmount”) through the merger of Fairmount, the parent company of Fairmount Bank, with and into the Company pursuant to the Agreement and Plan of Merger dated as of April 15, 2015, by and between the Company and Fairmount. As a result of the merger, each shareholder of Fairmount received a cash payment equal to thirty dollars ($30.00) for each share of Fairmount common stock, or an aggregate of approximately $14.2 million. Immediately following the merger of Fairmount into the Company, Fairmount Bank was merged with and into the Bank, with the Bank as the surviving entity.

Hamilton Bancorp is a holding company that operates a community bank with seven branches in the Baltimore-metropolitan area. Its primary deposit products are certificates of deposit and demand, savings, NOW, and money market accounts. Its primary lending products consist of real estate mortgages, along with commercial and consumer loans. Hamilton Bancorp’s primary source of revenue is derived from loans to customers, who are predominately small and middle-market business and middle-income individuals.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. We derived the balances as of March 31, 2016 from audited financial statements. Operating results for the three and six months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017, or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016. Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation.

Summary of Significant Accounting Policies

The accounting and reporting policies of Hamilton Bancorp, Inc. and Subsidiary (“Hamilton”) conform to GAAP and to general practices in the banking industry. The more significant policies follow:

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the parent company and its wholly owned subsidiary, Hamilton Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, deferred income tax valuation allowances, the fair value of investment securities and other temporary impairment of investment securities.

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

Loans are considered impaired when, based on current information, management considers it unlikely that collection of principal and interest payments will be made according to contractual terms. If collection of principal is evaluated as doubtful, all payments are applied to principal. Impaired loans are measured: (i) at the present value of expected cash flows discounted at the loan’s effective interest rate; (ii) at the observable market price; or (iii) at the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, impairment is recognized through an allocation of the allowance for loan losses and corresponding provision for loan losses. Generally, identified impairments are charged-off against the allowance for loan losses.

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

Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The loans acquired from the Company’s acquisition of Fraternity on May 13, 2016 (see Note 3 “Acquisitions - Fraternity Community Bancorp, Inc. and Fairmount Bancorp, Inc.”) were recorded at fair value at the acquisition date and no separate valuation allowance was established.  The initial fair values were determined by management, with the assistance of an independent valuation specialist, based on estimated expected cash flows discounted at appropriate rates.  The discount rates were based on market rates for new originations of comparable loans and did not include a separate factor for loan losses as that was included in the estimated cash flows.

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Management considers a number of factors in estimating the required level of the allowance. These factors include: historical loss experience in the loan portfolios; the levels and trends in past-due and nonaccrual loans; the status of nonaccrual loans and other loans identified as having the potential for further deterioration; credit risk and industry concentrations; trends in loan volume; the effects of any changes in lending policies and procedures or underwriting standards; and a continuing evaluation of the economic environment. Management modified the analysis during the quarter ended September 30, 2016 by keeping our net charge-off history as a percentage of loans, as it pertains to each loan segment, constant across all risk ratings and altering our qualitative factors either up or down based upon the respective risk rating for each loan segment. The change in methodology did not have a material impact on the amount of the allowance for loan and lease losses at September 30, 2016 as compared to the prior methodology.

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

ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period

Adjustments. This update eliminates the requirement to retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. These adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The update also requires the nature of and reason for the business combination, to be disclosed in the consolidated financial statements. ASU 2015-16 became effective for fiscal years beginning after December 15, 2015, and was not material to the consolidated financial statements. All measurement period adjustments related to the acquisition of Fairmount and Fraternity were recorded in the period in which the adjustments were determined.

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

	As recorded by Fraternity Community Bancorp, Inc.	Fair Value Adjustments		As recorded by Hamilton Bancorp, Inc.
Identifiable assets:
Cash and cash equivalents	$15,196,058	$-		$15,196,058
Investment securities available for sale	17,570,712	-		17,570,712
FHLB Bank Stock	782,600	-		782,600
Loans	108,872,041	(126,757)	A	108,745,284
Allowance For Loan Loss	(1,550,000)	1,550,000	A	-
Premises and equipment	691,095	78,711	B	769,806
Bank-Owned Life Insurance	5,058,041	-		5,058,041
Deferred income taxes	2,743,481	(410,377)	C	2,333,104
Other assets	2,877,665	-		2,877,665
Total identifiable assets	$152,241,693	$1,091,577		$153,333,270

Identifiable liabilities:
Non-interest bearing deposits	1,242,187	-		1,242,187
Interest bearing deposits	107,648,792	1,098,131	D	108,746,923
Borrowings	15,000,000	793,537	E	15,793,537
Other liabilities	4,023,914	-		4,023,914
Total identifiable liabilities	$127,914,893	$1,891,668		$129,806,561

Net tangible assets acquired	24,326,800	(800,091)		23,526,709

Core deposit intangible	-	242,020		242,020
Goodwill	-	1,936,142		1,936,142
Net intangible assets acquired	-	2,178,162		2,178,162

Total cash consideration	$24,326,800	$1,378,071		$25,704,871

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

Prior to the end of the measurement period, if information becomes available which indicates the purchase price allocations require adjustments, we will include such adjustments in the purchase price allocation retrospectively. During the quarter ended September 30, 2016, Hamilton made two such adjustments. The first was a $1.3 million adjustment to deferred income tax after determination of the estimated net operating loss to be reported by Fraternity for the short period ended May 13, 2016 (the acquisition date). The second adjustment was to other liabilities for $246,000 relating primarily to an accrual of Fraternity’s supplemental ESOP that was not previously recorded at the acquisition date.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Of the total estimated purchase price, we have allocated $23.5 million to net tangible assets acquired and we have allocated $242,020 to the core deposit intangible which is a definite lived intangible asset. We have allocated the remaining purchase price to goodwill, which is deductible for income tax purposes. We will amortize the core deposit intangible on a straight-line basis over its estimated useful life of eight years. We will evaluate goodwill annually for impairment.

Pro forma Condensed Combined Financial Information. The following schedule includes consolidated statements of operations data for the unaudited pro forma results for the three months ended September 30, 2015 and six-month periods ended September 30, 2016 and 2015 as if the Fraternity acquisition had occurred as of the beginning of the periods presented.

	Three Months Ended September 30,	Six Months Ended September 30,
	2015	2016	2015
Net interest income	$7,367,097	$7,504,048	$6,655,739
Other non-interest revenue	1,581,874	532,116	1,008,357
Total revenue	8,948,971	8,036,164	7,664,096
Provision expense	120,000	210,000	120,000
Other non-interest expense	8,299,440	7,077,072	7,043,695
Income before income taxes	529,531	749,092	500,401
Income tax expense	318,164	255,772	160,837
Net income	$211,367	$493,320	$339,564

Basic earning per share	$0.07	$0.16	$0.11
Diluted earnings per share	$0.07	$0.16	$0.11

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

	Contractually
	Required	Non-Accretable	Cash Flows		Carrying Value
	Payments	Credit	Expected To Be	Accretable FMV	of Loans
	Receivable	Adjustments	Collected	Adjustments	Receivable

Performing loans acquired	$107,474,993	$-	$107,474,993	$242,773	$107,717,766

Impaired loans acquired	1,397,048	(314,484)	1,082,564	(55,046)	1,027,518

Total	$108,872,041	$(314,484)	$108,557,557	$187,727	$108,745,284

At our acquisition of Fraternity, we recorded all loans acquired at the estimated fair value on the purchase date with no carryover of the related allowance for loan losses. On the acquisition date, we segregated the loan portfolio into two loan pools, performing and nonperforming loans, to be retained in our portfolio.

We had an independent third party determine the fair value of cash flows on $107,474,993 of performing loans. The valuation took into consideration the loans' underlying characteristics, including account types, remaining terms, annual interest rates, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan to value ratios, loss exposures, and remaining balances. These performing loans were segregated into pools based on loan and payment type and in some cases, risk grade. The effect of this fair valuation process was a net accretable premium adjustment of $242,773 at acquisition.

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

	As recorded by Fairmount Bancorp, Inc.	Fair Value Adjustments		As recorded by Hamilton Bancorp, Inc.
Identifiable assets:
Cash and cash equivalents	$1,468,499	$-		$1,468,499
Certificates of deposit	4,467,825	27,772	A	4,495,597
Investment securities available for sale	9,729,405	-		9,729,405
Loans	55,454,414	(1,876,502)	B	53,577,912
Allowance For Loan Loss	(591,070)	591,070	B	-
Premises and equipment	2,975,587	(726,997)	C	2,248,590
Core Deposit Intangible	22,802	(22,802)	D	-
Deferred income taxes	965,256	596,675	E	1,561,931
Other assets	1,031,755	-		1,031,755
Total identifiable assets	$75,524,473	$(1,410,784)		$74,113,689

Identifiable liabilities:
Non-interest bearing deposits	909,669	-		909,669
Interest bearing deposits	52,123,868	433,429	F	52,557,297
Borrowings	10,500,000	389,147	G	10,889,147
Other liabilities	120,351	-		120,351
Total identifiable liabilities	$63,653,888	$822,576		$64,476,464

Net tangible assets acquired	11,870,585	(2,233,360)		9,637,225

Core deposit intangible	-	542,540		542,540
Goodwill	-	4,012,605		4,012,605
Net intangible assets acquired	-	4,555,145		4,555,145

Total cash consideration	$11,870,585	$2,321,785		$14,192,370

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

Prior to the end of the September 11, 2016 measurement period, if information became available which indicated the purchase price allocations require adjustments, we included such adjustments in the purchase price allocation retrospectively. During the quarter ended September 30, 2016, Hamilton made one such adjustment to deferred tax for $11,700 in relation to the final determination of the net operating loss incurred by Fairmount for the short period ended September 11, 2015 (the acquisition date).

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Of the total estimated purchase price, we have allocated $9.6 million to net tangible assets acquired and we have allocated $543,000 to the core deposit intangible which is a definite lived intangible asset. We have allocated the remaining purchase price to goodwill, which is deductible for income tax purposes. We will amortize the core deposit intangible on a straight-line basis over its estimated useful life of eight years. We will evaluate goodwill annually for impairment.

Pro forma Condensed Combined Financial Information. The following schedule includes consolidated statements of operations data for the unaudited pro forma results for the three-month period ended September 30, 2016 and six-month periods ended September 30, 2016 and 2015 as if the Fairmount acquisition had occurred as of the beginning of the periods presented.

	Three Months
	Ended September	Six Months Ended September 30,
	2015	2016	2015
Net interest income	$2,797,750	$6,648,815	$5,599,859
Other non-interest revenue	287,084	551,996	980,616
Total revenue	3,084,834	7,200,811	6,580,475
Provision expense	110,000	260,000	110,000
Other non-interest expense	2,250,134	6,959,755	5,078,295
Income before income taxes	724,700	(18,944)	1,392,180
Income tax expense	187,187	(7,228)	509,496
Net income	$537,513	$(11,716)	$882,684

Basic earnings per share	$0.17	$(0.00)	$0.28
Diluted earnings per share	$0.17	$(0.00)	$0.28

The pro forma condensed financial information in the table above for the six months ending September 30, 2016, includes the revenue and expenses associated with the acquisition of Fraternity Community Bancorp, Inc. on May 13, 2016 through the end of the period, including $674,000 in acquisition related and branch consolidation expenses.

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Fraternity and Fairmount acquisition expenses. In connection with the acquisition of Fraternity and Fairmount, the Company incurred merger related costs. These expenses were primarily related to legal, other professional services, employment contracts and system conversions. The following table details the expenses included in the consolidated statements of operations for the periods shown.

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
Legal	$9,081	$229,035	$55,500	$364,523
Professional services	-	101,169	135,383	188,842
Advertising	-	-	-	2,779
Date processing	-	48,745	-	48,745
Other	-	21,846	6,350	26,691
Total meger related expenses	$9,081	$400,795	$197,233	$631,580

In addition, included in other professional service expense in the Statement of Operations for the three and six months ended September 30, 2016 is $145,000 and $242,000 relating to non-compete agreements and $40,200 and $53,600 in consulting expense that has been paid to former executives in the acquisitions, respectively. The non-compete agreements are for a term of one and two years for various former executives, while the consulting contract is for a six-month period ending November 2016.

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

Both the basic and diluted earnings per share for the three and six months ended September 30, 2016 and 2015 are summarized below:

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015

Net income (loss)	$323,486	$(201,085)	$(11,723)	$(82,760)
Average common shares outstanding - basic	3,176,654	3,166,309	3,176,654	3,166,110
Average common shares outstanding - diluted	3,176,654	3,166,780	3,176,654	3,166,581
Income (loss) per common share - basic and diluted	$0.10	$(0.06)	$(0.00)	$(0.03)

During the three months and six months ending September 30, 2015 and 2016, none of the common stock equivalents were dilutive due to either a net loss reported during that period or the market price of the stock at that respective date was below the exercise price for any dilutive options to be executed.

Note 5:	Investment Securities Available for Sale

The amortized cost and fair value of securities at September 30, 2016 and March 31, 2016, are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
September 30, 2016	cost	gains	losses	value

U.S. government agencies	$4,010,149	$24,245	$430	$4,033,964
Municipal bonds	12,771,487	100,477	119,335	12,752,629
Corporate bonds	2,000,000	-	89,766	1,910,234
Mortgage-backed	76,908,097	365,475	229,629	77,043,943
	$95,689,733	$490,197	$439,160	$95,740,770

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
March 31, 2016	cost	gains	losses	value

U.S. government agencies	$10,519,126	$20,622	$6,752	$10,532,996
Municipal bonds	4,061,599	51,105	140	4,112,564
Corporate bonds	2,000,000	-	101,360	1,898,640
Mortgage-backed	53,939,706	300,731	300,237	53,940,200
	$70,520,431	$372,458	$408,489	$70,484,400

Proceeds from sales of investment securities were $5,028,054 during the three and six months ended September 30, 2015, with gains of $72,715 and losses of $51,000. There were no sales of investment securities during the three and six months ended September 30, 2016.

At September 30, 2016 and March 31, 2016, all mortgage-backed securities are backed by U.S. Government-Sponsored Enterprises (GSE’s), except one private label mortgage-backed security that was acquired in the Fraternity acquisition in May 2016 with a book value of $100,416 and fair value of $100,234 as of September 30, 2016.

At September 30, 2016 and March 31, 2016, the Company had one pledged security to the Federal Reserve Bank with a book value of $744,186 and $2,000,000 and a fair value of $743,756 and $1,993,266, respectively.

The amortized cost and estimated fair value of debt securities by contractual maturity at September 30, 2016 and March 31, 2016 follow. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available for Sale
	September 30, 2016		March 31, 2016
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value

Maturing
Within one year	$250,516	$250,779	$731,217	$731,060
Over one to five years	3,452,131	3,489,621	3,268,217	3,287,589
Over five to ten years	4,181,277	4,108,929	9,830,135	9,751,610
Over ten years	10,897,712	10,847,498	2,751,156	2,773,941
Mortgage-backed, in monthly installments	76,908,097	77,043,943	53,939,706	53,940,200
	$95,689,733	$95,740,770	$70,520,431	$70,484,400

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the Company's investments' gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position at September 30, 2016 and March 31, 2016.

	Less than 12 months		12 months or longer		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
September 30, 2016	losses	value	losses	value	losses	value

U.S. government agencies	$430	$743,756	$-	$-	$430	$743,756
Municipal bonds	119,335	7,554,780	-	-	119,335	7,554,780
Corporate bonds	-	-	89,766	1,910,234	89,766	1,910,234
Mortgage-backed securities	95,670	25,614,986	133,959	11,551,116	229,629	37,166,102
	$215,435	$33,913,522	$223,725	$13,461,350	$439,160	$47,374,872

	Less than 12 months		12 months or longer		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
March 31, 2016	losses	value	losses	value	losses	value

U.S. government agencies	$6,752	$2,244,157	$-	$-	$6,752	$2,244,157
Municipal bonds	140	480,168	-	-	140	480,168
Corporate bonds	-	-	101,360	1,898,640	101,360	1,898,640
Mortgage-backed securities	33,080	4,367,962	267,157	20,274,037	300,237	24,641,999
	$39,972	$7,092,287	$368,517	$22,172,677	$408,489	$29,264,964

The gross unrealized losses on debt securities are not considered by management to be other-than-temporary impairments. Management has the intent and ability to hold these securities until recovery of their value. In most cases, temporary impairment is caused by market interest rate fluctuations.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Note 6:	Loans Receivable and Allowance for Loan Losses

Loans receivable, excluding loans held for sale, consist of the following at September 30, 2016 and March 31, 2016:

	September 30, 2016				March 31, 2016
	Legacy (1)	Acquired	Total Loans	% of Total	Legacy (1)	Acquired	Total Loans	% of Total
Real estate loans:
One-to four-family:
Residential	$44,664,075	$91,124,321	$135,788,396	41%	$46,263,709	$23,036,569	$69,300,278	31%
Residential construction	4,761,562	404,235	5,165,797	2%	4,304,189	965,440	5,269,629	2%
Investor (2)	10,919,294	22,076,549	32,995,843	10%	12,076,911	15,783,008	27,859,919	13%
Commercial	91,086,852	17,379,910	108,466,762	33%	75,225,984	2,889,219	78,115,203	35%
Commercial construction	999,407	1,797,272	2,796,679	1%	1,982,571	1,274,148	3,256,719	2%
Total real estate loans	152,431,190	132,782,287	285,213,477	87%	139,853,364	43,948,384	183,801,748	83%
Commercial business	16,210,542	2,133,711	18,344,253	6%	17,773,967	2,621,625	20,395,592	9%
Home equity loans	13,427,376	8,996,210	22,423,586	7%	12,222,688	2,168,073	14,390,761	6%
Consumer	2,663,738	1,008,462	3,672,200	1%	3,072,677	1,106,434	4,179,111	2%
Total Loans	184,732,846	144,920,670	329,653,516	100%	172,922,696	49,844,516	222,767,212	100%
Net deferred loan origination fees and costs	(182,592)	-	(182,592)		(139,321)	-	(139,321)
Loan premium (discount)	59,237	(795,179)	(735,942)		77,983	(846,818)	(768,835)
	$184,609,491	$144,125,491	$328,734,982		$172,861,358	$48,997,698	$221,859,056

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

The following table details activity in the allowance for loan losses by portfolio segment for both the six months ended September 30, 2016 and 2015 and for the year ended March 31, 2016. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

	Legacy					Acquired
Six months ended:	Allowance	Provision for	Charge		Allowance	Allowance	Provision for	Charge		Allowance
September 30, 2016	3/31/2016	loan losses	offs	Recoveries	9/30/2016	3/31/2016	loan losses	offs	Recoveries	9/30/2016

Real estate loans:
One-to four-family	$428,027	$146,627	$-	$-	$574,654	$-	$41,150	$44,322	$3,172	$-
Commercial	901,768	189,113	-	-	1,090,881	-	-	-	-	-
Commercial construction	42,377	(29,285)	-	-	13,092	-	-	-	-	-
Commercial business	228,199	(74,818)	1,521	22,031	173,891	-	-	-	-	-
Home equity loans	82,012	6,257	-	-	88,269	-	-	-	-	-
Consumer	19,982	(18,601)	1,280	1,480	1,581	-	(437)	-	437	-
Unallocated	-	-	-	-	-	-	-	-	-	-
	$1,702,365	$219,286	$2,801	$23,518	$1,942,368	$-	$40,713	$44,322	$3,609	$-

	Legacy					Acquired
Six months ended:	Allowance	Provision for	Charge		Allowance	Allowance	Provision for	Charge		Allowance
September 30, 2015	3/31/2015	loan losses	offs	Recoveries	9/30/2015	3/31/2015	loan losses	offs	Recoveries	9/30/2015

Real estate loans:
One-to four-family	$433,570	$178,000	$162,331	$848	$450,087	$-	$-	$-	$-	$-
Commercial	585,817	101,014	-	-	686,831	-	-	-	-	-
Commercial construction	67,835	39,390	-	-	107,225	-	-	-	-	-
Commercial business	473,127	(189,728)	10,533	108,651	381,517	-	-	-	-	-
Home equity loans	98,983	(9,770)	6,000	-	83,213	-	-	-	-	-
Consumer	727	31,271	7,565	940	25,373	-	-	-	-	-
Unallocated	30,177	(30,177)	-	-	-	-	-	-	-	-
	$1,690,236	$120,000	$186,429	$110,439	$1,734,246	$-	$-	$-	$-	$-

	Legacy					Acquired
Year Ended:	Allowance	Provision for	Charge		Allowance	Allowance	Provision for	Charge		Allowance
March 31, 2016	3/31/2016	Loan Losses	offs	Recoveries	3/31/2016	3/31/2016	Loan Losses	offs	Recoveries	3/31/2016
Real estate loans:
One-to four-family	$433,570	$164,809	$171,200	$848	$428,027	$-	$95,703	$120,538	$24,835	$-
Commercial	585,817	883,852	567,901	-	901,768	-	-	-	-	-
Commercial construction	67,835	(262,362)	-	236,904	42,377	-	-	-	-	-
Commercial business	473,127	(426,731)	10,533	192,336	228,199	-	-	-	-	-
Home equity loans	98,983	(10,971)	6,000	-	82,012	-	-	-	-	-
Consumer	727	25,877	16,337	9,715	19,982	-	-	-	-	-
Unallocated	30,177	(30,177)	-	-	-	-	-	-	-	-
	$1,690,236	$344,297	$771,971	$439,803	$1,702,365	$-	$95,703	$120,538	$24,835	$-

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

The following table provides additional information on the allowance for loan losses and loan balances with respect to evaluation for impairment by segment:

	Legacy				Acquired
	Allowance		Loan Balance		Allowance		Loan Balance
	Individually	Collectively	Individually	Collectively	Individually	Collectively	Individually	Collectively
	evaluated	evaluated	evaluated	evaluated	evaluated	evaluated	evaluated	evaluated
Six months ended:	for	for	for	for	for	for	for	for
September 30, 2016	impairment	impairment	impairment	impairment	impairment	impairment	impairment	impairment

Real estate loans:
One-to four-family	$288,800	$285,854	$1,983,756	$58,361,175	$-	$-	$1,293,835	$112,311,270
Commercial	-	1,090,881	2,658,132	88,428,720	-	-	208,065	17,171,845
Commercial construction	-	13,092	-	999,407	-	-	-	1,797,272
Commercial business	-	173,891	809,535	15,401,007	-	-	-	2,133,711
Home equity loans	-	88,269	13,998	13,413,378	-	-	9,413	8,986,797
Consumer	-	1,581	10,250	2,653,488	-	-	39,375	969,087
Unallocated	-	-	-	-	-	-	-	-
	$288,800	$1,653,568	$5,475,671	$179,257,175	$-	$-	$1,550,688	$143,369,982

	Legacy				Acquired
	Allowance		Loan Balance		Allowance		Loan Balance
	Individually	Collectively	Individually	Collectively	Individually	Collectively	Individually	Collectively
	evaluated	evaluated	evaluated	evaluated	evaluated	evaluated	evaluated	evaluated
Six months ended:	for	for	for	for	for	for	for	for
September 30, 2015	impairment	impairment	impairment	impairment	impairment	impairment	impairment	impairment

Real estate loans:
One-to four-family	$83,954	$366,133	$2,062,013	$63,919,171	$-	$-	$1,364,241	$41,544,964
Commercial	-	918,733	3,358,408	66,894,482	-	-	264,366	1,559,074
Commercial construction	-	107,225	1,286,588	1,630,184	-	-	-	2,175,679
Commercial business	-	149,615	2,078,869	15,579,264	-	-	-	3,359,988
Home equity loans	-	83,213	63,598	12,090,938	-	-	-	2,283,782
Consumer	-	25,373	-	3,591,507	-	-	58,840	1,191,566
Unallocated	-	-	-	-	-	-	-	-
	$83,954	$1,650,292	$8,849,476	$163,705,546	$-	$-	$1,687,447	$52,115,053

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

	Legacy				Acquired
	Allowance		Loan Balance		Allowance		Loan Balance
	Individually	Collectively	Individually	Collectively	Individually	Collectively	Individually	Collectively
	Evaluated	Evaluated	Evaluated	Evaluated	Evaluated	Evaluated	Evaluated	Evaluated
Year Ended:	for	for	for	for	for	for	for	for
March 31, 2016	Impairment	Impairment	Impairment	Impairment	Impairment	Impairment	Impairment	Impairment
Real estate loans:
One-to four-family	$59,571	$368,456	$1,918,527	$60,726,282	$-	$-	$1,210,306	$38,574,711
Commercial	-	901,768	2,717,144	72,508,840	-	-	211,239	2,677,980
Commercial construction	-	42,377	-	1,982,571	-	-	-	1,274,148
Commercial business	-	228,199	1,279,233	16,494,734	-	-	-	2,621,625
Home equity loans	-	82,012	59,169	12,163,519	-	-	-	2,168,073
Consumer	-	19,982	-	3,072,677	-	-	42,488	1,063,946
Unallocated	-	-	-	-	-	-	-	-
	$59,571	$1,642,794	$5,974,073	$166,948,623	$-	$-	$1,464,033	$48,380,483

Past due loans, segregated by age and class of loans, as of and for the six months ended September 30, 2016 and as of and for the year ended March 31, 2016, were as follows:

			Loans				Accruing		Nonaccrual
	Loans	Loans	90 or more				loans 90 or		interest
	30-59 days	60-89 days	days	Total past	Current		more days	Nonaccrual	not
September 30, 2016	past due	past due	past due	due loans	loans	Totals loans	past due	loans	accrued
Legacy Loans:
Real estate loans:
One-to four-family	$886,533	$142,282	$625,211	$1,654,026	$58,690,905	$60,344,931	$333,052	$564,618	$18,026
Commercial	-	-	2,658,132	2,658,132	88,428,720	91,086,852	-	2,658,132	27,695
Commercial construction	-	-	-	-	999,407	999,407	-	-	-
Commercial business	-	-	-	-	16,210,542	16,210,542	-	-	-
Home equity loans	-	-	-	-	13,427,376	13,427,376	-	5,965	92
Consumer	-	-	10,250	10,250	2,653,488	2,663,738	-	10,250	172
	$886,533	$142,282	$3,293,593	$4,322,408	$180,410,438	$184,732,846	$333,052	$3,238,965	$45,985

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

			Loans				Accruing		Nonaccrual
	Loans	Loans	90 or more				loans 90 or		interest
	30-59 days	60-89 days	days	Total past	Current		more days	Nonaccrual	not
September 30, 2016	past due	past due	past due	due loans	loans	Totals loans	past due	loans	accrued
Acquired Loans:
Real estate loans:
One-to four-family	$1,185,644	$-	$389,066	$1,574,710	$112,030,395	$113,605,105	$-	$420,325	$27,674
Commercial	-	-	12,210	12,210	17,367,700	17,379,910	-	-	104,159
Commercial construction	-	-	-	-	1,797,272	1,797,272	-	-	-
Commercial business	-	-	19,049	19,049	2,114,662	2,133,711	-	-	380
Home equity loans	-	11,083	-	11,083	8,985,127	8,996,210	-	-	-
Consumer	38,797	-	-	38,797	969,665	1,008,462	-	2,082	-
	$1,224,441	$11,083	$420,325	$1,655,849	$143,264,821	$144,920,670	$-	$422,407	$132,213

			Loans				Accruing		Nonaccrual
	Loans	Loans	90 or more				loans 90 or		interest
	30-59 days	60-89 days	days	Total past	Current		more days	Nonaccrual	not
March 31, 2016	past due	past due	past due	due loans	loans	Totals loans	past due	loans	accrued
Legacy Loans:
Real estate loans:
One-to four-family	$468,887	$99,360	$388,104	$956,351	$61,688,458	$62,644,809	$165,701	$511,939	$18,494
Commercial	-	-	2,717,144	2,717,144	72,508,840	75,225,984	-	2,717,144	-
Commercial construction	-	-	-	-	1,982,571	1,982,571	-	-	-
Commercial business	-	-	121,760	121,760	17,652,207	17,773,967	-	121,760	47,646
Home equity loans	20,753	-	43,073	63,826	12,158,862	12,222,688	-	49,462	1,007
Consumer	-	-	-	-	3,072,677	3,072,677	-	-	-
	$489,640	$99,360	$3,270,081	$3,859,081	$169,063,615	$172,922,696	$165,701	$3,400,305	$67,147

			Loans				Accruing		Nonaccrual
	Loans	Loans	90 or more				loans 90 or		interest
	30-59 days	60-89 days	days	Total past	Current		more days	Nonaccrual	not
March 31, 2016	past due	past due	past due	due loans	loans	Totals loans	past due	loans	accrued
Acquired Loans:
Real estate loans:
One-to four-family	$42,800	$-	$1,480,508	$1,523,308	$38,261,709	$39,785,017	$542,236	$938,272	$118,381
Commercial	-	-	-	-	2,889,219	2,889,219	-	-	-
Commercial construction	-	-	-	-	1,274,148	1,274,148	-	-	-
Commercial business	-	-	-	-	2,621,625	2,621,625	-	-	-
Home equity loans	-	-	-	-	2,168,073	2,168,073	-	-	-
Consumer	-	-	3,535	3,535	1,102,899	1,106,434	-	3,535	178
	$42,800	$-	$1,484,043	$1,526,843	$48,317,673	$49,844,516	$542,236	$941,807	$118,559

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Impaired Loans as of and for the six months ended September 30, 2016 and as of and for the year ended March 31, 2016, was as follows:

	Unpaid	Recorded	Recorded
	contractual	investment	investment	Total		Average
	principal	with no	with	recorded	Related	recorded	Interest
September 30, 2016	balance	allowance	allowance	investment	allowance	investment	recognized
Legacy Loans:
Real estate loans:
One-to four-family	$2,280,874	$630,272	$1,353,484	$1,983,756	$288,800	$1,977,892	$50,184
Commercial	3,433,621	2,658,132	-	2,658,132	-	2,679,137	60,987
Commercial construction	-	-	-	-	-	-	-
Commercial business	1,253,032	809,535	-	809,535	-	839,145	36,203
Home equity loans	38,383	13,998	-	13,998	-	15,178	957
Consumer	10,250	10,250	-	10,250	-	10,302	44
	$7,016,160	$4,122,187	$1,353,484	$5,475,671	$288,800	$5,521,654	$148,375

	Unpaid	Recorded	Recorded
	contractual	investment	investment	Total		Average
	principal	with no	with	recorded	Related	recorded	Interest
September 30, 2016	balance	allowance	allowance	investment	allowance	investment	recognized
Acquired Loans:
Real estate loans:
One-to four-family	$1,801,410	$1,293,835	$-	$1,293,835	$-	$1,128,796	$38,668
Commercial	258,065	208,065	-	208,065	-	209,656	3,909
Commercial construction	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Home equity loans	58,666	9,413	-	9,413	-	7,306	1,938
Consumer	69,584	39,375	-	39,375	-	41,189	3,598
	$2,187,725	$1,550,688	$-	$1,550,688	$-	$1,386,947	$48,113

	Unpaid	Recorded	Recorded
	contractual	investment	investment	Total		Average
	principal	with no	with	recorded	Related	recorded	Interest
March 31, 2016	balance	allowance	allowance	investment	allowance	investment	recognized
Legacy Loans:
Real estate loans:
One-to four-family	$2,116,820	$626,719	$1,291,808	$1,918,527	$59,571	$1,865,000	$63,498
Commercial	3,433,621	2,717,144	-	2,717,144	-	3,298,855	99,599
Commercial construction	-	-	-	-	-	-	-
Commercial business	1,884,258	1,279,233	-	1,279,233	-	1,557,871	147,101
Home equity loans	82,740	59,169	-	59,169	-	18,817	331
Consumer	-	-	-	-	-	-	-
	$7,517,439	$4,682,265	$1,291,808	$5,974,073	$59,571	$6,740,543	$310,529

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

	Unpaid	Recorded	Recorded
	contractual	investment	investment	Total		Average
	principal	with no	with	recorded	Related	recorded	Interest
March 31, 2016	balance	allowance	allowance	investment	allowance	investment	recognized
Acquired Loans:
Real estate loans:
One-to four-family	$2,444,002	$1,210,306	$-	$1,210,306	$-	$1,387,353	$86,587
Commercial	261,239	211,239	-	211,239	-	212,806	9,978
Commercial construction	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Home equity loans	-	-	-	-	-	-	-
Consumer	72,358	42,488	-	42,488	-	43,233	7,086
	$2,777,599	$1,464,033	$-	$1,464,033	$-	$1,643,392	$103,651

The following table documents changes in the carrying amount of acquired impaired loans (Purchased Credit Impaired or “PCI”) for the six months ended September 30, 2016, along with the outstanding balance at the end of the period:

September 30, 2016

Recorded investment at March 31, 2016	$919,729
Fair value of loans acquired during the year	1,027,518
Accretion	13,543
Reductions of payments	(223,340)
Recorded investment at September 30, 2016	$1,737,450
Outstanding principal balance at September 30, 2016	$2,335,515

A summary of changes in the accretable yield for PCI loans for the six months ended September 30, 2016 and 2015 is as follows:

	September 30, 2016	September 30, 2015

Accretable yield at beginning of period	$32,629	$-
Addition from acquisition	55,046	59,142
Accretion	(13,543)	-
Reclassification from nonaccretable difference	-	-
Accretable yield at end of period	$74,132	$59,142

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

A summary of TDRs at September 30, 2016 and March 31, 2016 follows:

	Number of
September 30, 2016	contracts	Performing	Nonperforming	Total
Real estate loans:
One-to four-family	12	$1,276,856	$270,167	$1,547,023
Commercial	2	-	2,658,131	2,658,131
Commercial construction	-	-	-	-
Commercial business	1	612,718	-	612,718
Home equity loans	-	-	-	-
Consumer	-	-	-	-
	15	$1,889,574	$2,928,298	$4,817,872

	Number of
March 31, 2016	contracts	Performing	Nonperforming	Total
Real estate loans:
One-to four-family	12	$1,457,552	$101,449	$1,559,001
Commercial	2	-	2,717,144	2,717,144
Commercial construction	-	-	-	-
Commercial business	2	647,654	-	647,654
Home equity loans	-	-	-	-
Consumer	-	-	-	-
	16	$2,105,206	$2,818,593	$4,923,799

The following table presents the number of contracts and the dollar amount of TDR’s that were added during the three and six-month periods ended September 30, 2016 and 2015. The amount shown reflects the outstanding loan balance at the time of the modification.

Loans Modified as a TDR for the three months ended
	September 30, 2016		September 30, 2015
	Number of	Outstanding recorded	Number of	Outstanding recorded
Troubled Debt Restructurings	contracts	investment	contracts	investment

Real estate loans:
One-to four-family	-	-	2	20,905

Loans Modified as a TDR for the six months ended
	September 30, 2016		September 30, 2015
	Number of	Outstanding recorded	Number of	Outstanding recorded
Troubled Debt Restructurings	contracts	investment	contracts	investment

Real estate loans:
One-to four-family	11	712,786	2	20,905

 The one-to four-family loans that were added as TDR’s during the six months ended September 30, 2016 represent several loans to one borrower for non-owner occupied residential real estate properties. Ten of these loans totaling $655,949 are part of a larger pool of loans that are labeled as loans held for sale at September 30, 2016. These loans were written down $394,386 in June 2016 and subsequently sold at the end of October 2016 as part of a larger pool of loans that resulted in no material gain or loss on the sale. These loans are not reflected in the September 30, 2016 TDR summary table presented earlier.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

The following table represents loans that were modified as TDRs within the previous 12 months and have subsequently defaulted in the six months ended September 30, 2016. There were no TDRs that defaulted in the three months ended September 30, 2016 and 2015 or the six months ended September 30, 2015. Payment default under a TDR is defined as any TDR that is 90 days or more past due since the loan was modified or the inability of the TDR to make the required payment subsequent to the modification.

	Defaulted During The Six Months Ended September 30, 2016
	Number of	Recorded
TDR Loan Type	Contracts	Investment
One-to four-family	11	$247,822

The one-to four-family TDR loans that defaulted through September 30, 2016 represent the same eleven TDRs discussed earlier that were added during the current year. The recorded investment reflects a write-down of the recorded investment amounts of $451,223 during the quarter ended June 30, 2016. This write-down was recorded through an adjustment to goodwill based upon information that we were unaware of at time of acquisition. Had we been aware of the information at acquisition, we would have identified these loans as impaired at the time of acquisition. As noted earlier, ten of the eleven loans shown have subsequently been sold as part of a larger pool of loans that resulted in no material gain or loss on the sale.

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

Substandard

A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans have a well-defined weakness, or weaknesses, that jeopardize the collection or liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. This will be the measurement for determining if a loan is impaired.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

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

The following tables present the September 30, 2016 and March 31, 2016, balances of classified loans based on the risk grade. Classified loans include Special Mention, Substandard, and Doubtful loans. The Bank had no loans classified as Doubtful or Loss as of September 30, 2016 or March 31, 2016.

	Legacy				Acquired
		Special				Special
September 30, 2016	Pass	Mention	Substandard	Total	Pass	Mention	Substandard	Total

Real estate loans:
One-to four-family	$57,686,960	$2,106,396	$551,575	$60,344,931	$108,873,942	$3,437,328	$1,293,835	$113,605,105
Commercial	82,012,475	6,416,246	2,658,132	91,086,853	15,833,589	1,326,045	220,276	17,379,910
Commercial construction	999,407	-	-	999,407	1,797,272	-	-	1,797,272
Commercial business	15,317,744	695,980	196,817	16,210,541	2,133,711	-	-	2,133,711
Home equity loans	13,413,378	-	13,998	13,427,376	8,848,181	138,616	9,413	8,996,210
Consumer	2,653,488	-	10,250	2,663,738	969,087	-	39,375	1,008,462
	$172,083,452	$9,218,622	$3,430,772	$184,732,846	$138,455,782	$4,901,989	$1,562,899	$144,920,670

Percentage of total loans	93.2%	5.0%	1.9%	100%	95.5%	3.4%	1.1%	100%

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

	Legacy				Acquired
		Special				Special
March 31, 2016	Pass	Mention	Substandard	Total	Pass	Mention	Substandard	Total

Real estate loans:
One-to four-family	$59,969,105	$2,272,150	$403,554	$62,644,809	$38,039,563	$535,148	$1,210,306	$39,785,017
Commercial	66,824,956	5,683,884	2,717,144	75,225,984	2,677,980	-	211,239	2,889,219
Commercial construction	1,982,571	-	-	1,982,571	1,274,148	-	-	1,274,148
Commercial business	13,629,957	3,477,579	666,431	17,773,967	2,621,625	-	-	2,621,625
Home equity loans	12,163,519	-	59,169	12,222,688	2,168,073	-	-	2,168,073
Consumer	3,072,677	-	-	3,072,677	1,063,946	-	42,488	1,106,434
	$157,642,785	$11,433,613	$3,846,298	$172,922,696	$47,845,335	$535,148	$1,464,033	$49,844,516

Percentage of total loans	91.2%	6.6%	2.2%	100%	96.0%	1.1%	2.9%	100%

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

The Bank had the following outstanding commitments and unused lines of credit as of September 30, 2016 and March 31, 2016:

	September 30,	March 31,
	2016	2016

Unused commercial lines of credit	$10,794,820	$9,845,571
Unused home equity lines of credit	21,858,308	16,004,725
Unused consumer lines of credit	36,114	29,656
Residential construction loan commitments	10,519,190	8,166,473
Commercial construction loan commitments	9,785,665	1,384,932
Home equity loan commitments	191,000	536,000
Commercial loan commitments	4,578,998	411,500
Standby letters of credit	223,981	273,981

Note 7:	Goodwill and Other Intangible Asset

The Company’s intangible assets (goodwill and core deposit intangible) at September 30, 2016 consist of assets recorded in December 2009 associated with the acquisition of a branch office in Pasadena, Maryland, the acquisition of Fairmount in September 2015, and the acquisition of Fraternity in May 2016. The goodwill is deductible for tax purposes. We evaluate goodwill and other intangible assets for impairment on an annual basis. The core deposit intangible asset is being amortized straight-line over a life of 8 years.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the changes in the net book value of intangible assets for the six months ended September 30, 2016 and 2015:

		Core deposit
	Goodwill	intangible

Balance March 31, 2015	$2,664,432	$138,333
Additions (1)	3,797,817	542,540
Amortization expense	-	(14,500)
Balance September 30, 2015	$6,462,249	$666,373

		Core deposit
	Goodwill	intangible
Balance March 31, 2016	$6,767,811	$618,300
Additions (2)	1,936,142	242,020
Post acquisition adjustments	(81,524)	-
Amortization expense	-	(57,990)
Balance September 30, 2016	$8,622,429	$802,330

(1) - Additions to intangibles are related to the acquisition of Fairmount Bancorp, Inc.

(2) - Addition to intangibles are related to the acquisition of Fraternity Community.

Goodwill relating to Fraternity was adjusted downward by $1.2 million since the quarter ended June 30, 2016 based upon information that became available during the most recent quarter that required adjustments to the purchase price allocations. The adjustments were made to deferred taxes and other liabilities in relation to Fraternity’s net operating loss for the short period ending May 13, 2016 and Supplemental ESOP accrual that was not recorded. See Note 3: “Acquisitions” under Fraternity Community Bancorp, Inc. for more detail.

The post acquisition adjustment to goodwill shown in the table above represents a $451,000 write-down of several owner-occupied residential investor loans to one borrower that were acquired in the Fairmount acquisition and recording of a $533,000 net operating loss (NOL) from Fairmount’s final tax return. With regards to the investor loans, information we were not aware of at the time of the acquisition became available during the quarter ended June 30, 2016. Had we known this information at the time of the acquisition, we would have deemed these loans as impaired and valued them accordingly.

At September 30, 2016, future expected annual amortization associated with the core deposit intangible is as follows:

Year ending March 31,	Amount

2017	$63,035
2018	126,070
2019	126,070
2020	123,737
2021	98,070
2022	98,070
2023	98,070
2024	64,166
2025	5,042
$802,330

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Note 8:	Derivative – Interest Rate Swap Agreement

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

During the second quarter of fiscal 2016, the Company entered into the interest rate swap agreement with a $3.3 million notional amount to convert a fixed rate commercial real estate loan at 3.99% into a variable rate for a term of approximately 10 years. The notional amounts of the interest rate swap and the offsetting commercial real estate loan were $3.2 million at September 30, 2016. The derivative is designated as a fair value hedge.

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

The fair value hedge is summarized below:

	September 30, 2016
	Notional	Principal	Fair
	Amount	Amount	Value
Included in Loans and Leases:
Commercial real estate loan	$0	$3,215,907	$3,215,907
Included in Other Liabilities:
Interest Rate Swap	$3,215,907	$0	$245,889

No gain or loss was recognized in earnings for the six months ending September 30, 2016 related to the interest rate swap. The Company posted $391,004 under collateral arrangements as of September 30, 2016 to satisfy collateral requirements associated with the credit risk exposure.

Note 9:	Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively:

	September 30, 2016		March 31, 2016
	Amount	% of Total	Amount	% of Total
Savings	$44,839,156	11%	$33,010,962	11%
Noninterest-bearing checking	22,529,559	5%	19,747,437	6%
Interest-bearing checking	16,705,221	4%	13,298,677	4%
Money market accounts	65,927,847	16%	52,576,567	17%
Time deposits	271,173,158	64%	195,031,411	62%
	$421,174,941	100%	$313,665,054	100%
Premium on deposits assumed	1,131,661		328,597
Total deposits	$422,306,602		$313,993,651

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Note 10:	Lines of Credit and Federal Home Loan Bank Advances

The Bank may borrow up to $5,000,000 from a correspondent bank under a secured federal funds line of credit and $1,000,000 under an unsecured federal funds line of credit. The Bank would be required to pledge investment securities to draw upon the secured line of credit. There were no borrowings under these lines of credit at September 30, 2016 and March 31, 2016.

Borrowings consist of advances from the Federal Home Loan Bank (FHLB). The Bank may borrow up to 20 percent of its assets under a line of credit agreement with the FHLB. Advances under the line of credit are secured by investments and certain loans owned by the Bank. At September 30, 2016 and March 31, 2016, the Bank had $104.2 million and $58.0 million respectively, of available credit from the FHLB. Advances would be limited by the balance of investment securities and loans available for pledge. As a condition of obtaining the line of credit from the FHLB, the FHLB also requires the Bank purchase shares of capital stock in the FHLB. Information relating to borrowings at September 30, 2016 and March 31, 2016 is presented below.

	September 30, 2016			March 31, 2016
	Amount	Rate	Maturity Date	Amount	Rate	Maturity Date
FHLB advance	$-			$2,000,000	0.43%	6/3/2016
FHLB advance	-			2,000,000	0.60%	9/3/2016
FHLB advance	1,500,000	0.75%	3/31/2017	1,500,000	0.75%	3/31/2017
FHLB advance	1,000,000	4.24%	7/31/2017	1,000,000	4.24%	7/31/2017
FHLB advance	1,000,000	4.01%	8/21/2017	1,000,000	4.01%	8/21/2017
FHLB advance	1,000,000	0.91%	8/31/2017	1,000,000	0.91%	8/31/2017
FHLB advance	1,500,000	3.23%	11/24/2017	1,500,000	3.23%	11/24/2017
FHLB advance	1,500,000	3.40%	11/27/2017	1,500,000	3.40%	11/27/2017
FHLB advance	1,000,000	2.60%	7/2/2018	1,000,000	2.60%	7/2/2018
FHLB advance	1,000,000	3.05%	7/3/2018	1,000,000	3.05%	7/3/2018
FHLB advance	1,000,000	2.60%	10/2/2018	1,000,000	2.60%	10/2/2018
FHLB advance	5,000,000	4.28%	7/23/2018	-
FHLB advance	5,000,000	3.94%	9/19/2018	-
FHLB advance	5,000,000	3.38%	10/2/2018	-
	25,500,000			14,500,000
Premium on borrowings assumed	840,635			305,237
Total borrowings	$26,340,635			$14,805,237

Note 11:	Regulatory Capital Ratios

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Under the revised prompt corrective action requirements, as of January 1, 2015, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8%; (3) a total risk-based capital ratio of 10% and (4) a Tier 1 leverage ratio of 5%. As of September 30, 2016, the Bank met all capital adequacy requirements under the Basel III Capital Rules to be considered “well capitalized” under prompt corrective action rules.

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

The following table presents actual and required capital ratios as of September 30, 2016 and March 31, 2016 for Hamilton Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of January 1, 2016 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital		To be well
	Actual		Required - Basel III		Required - Basel III		capitalized (1)
			Phase-In Schedule		Fully Phased-In
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)		(dollars in thousands)
September 30, 2016

Common equity tier 1 capital (to risk-weighted assets)	$38,463	11.71%	$16,837	5.125%	$22,997	7.00%	$21,354	6.50%
Total risk-based capital (to risk-weighted assets)	40,454	12.31%	28,335	8.625%	34,495	10.50%	32,853	10.00%
Tier 1 capital (to risk-weighted assets)	38,463	11.71%	21,765	6.625%	27,925	8.50%	26,282	8.00%
Tier 1 capital (to adjusted total assets)	38,463	7.65%	20,123	4.000%	20,123	4.00%	25,153	5.00%

March 31, 2016

Common equity tier 1 capital (to risk-weighted assets)	$44,518	19.06%	$11,971	5.125%	$16,350	7.00%	$15,182	6.50%
Total risk-based capital (to risk-weighted assets)	46,262	19.81%	20,146	8.625%	24,525	10.50%	23,357	10.00%
Tier 1 capital (to risk-weighted assets)	44,518	19.06%	15,474	6.625%	19,854	8.50%	18,686	8.00%
Tier 1 capital (to adjusted total assets)	44,518	11.78%	15,114	4.000%	15,114	4.00%	18,892	5.00%

(1) - Under prompt corrective action

Tier 1 capital consists of total shareholders’ equity less goodwill and intangible assets. Total capital includes a limited amount of the allowance for loan losses and a portion of any unrealized gain on equity securities. In calculating risk-weighted assets, specified risk percentages are applied to each category of asset and off-balance-sheet items.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Failure to meet the capital requirements could affect, among other things, the Bank's ability to accept brokered deposits and may significantly affect the operations of the Bank.

In its regulatory report filed as of September 30, 2016, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. Management is not aware of any events that would have caused this classification to change. Management has no plans that should change the classification of the capital adequacy.

Note 12:	Stock Based Compensation

In November 2013, the Company’s shareholders approved a new Equity Incentive Plan (the “2013 Equity Incentive Plan’’). The 2013 Equity Incentive Plan allows for up to 148,120 shares to be issued to employees, executive officers or Directors in the form of restricted stock, and up to 370,300 shares to be issued to employees, executive officers or Directors in the form of stock options. At September 30, 2016, there were 75,000 restricted stock awards issued and outstanding and 219,650 stock option awards granted under the 2013 Equity Incentive Plan.

Stock Options:

Under the above plan, the exercise price for stock options is the market price at date of grant. The maximum option term is ten years and the options granted shall vest in five equal annual installments of 20% with the first installment becoming exercisable on the first anniversary of the date of grant, or February 3, 2015, and succeeding installments on each anniversary thereafter, through February 3, 2019. The Company plans to issue new shares to satisfy share option exercises. The total cost that has been incurred for the stock option plan was $52,302 and $104,605 for the three and six months ended September 30, 2016 and 2015, respectively.

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

The fair value of the options granted at grant date was $4.65

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

A summary of stock option activity for the six months ended September 30, 2016 is as follows:

Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
Six Months Ended September 30, 2016:	Shares	Price	Term (years)
Outstanding at April 1, 2016	219,650	$13.85	7.3
Granted	-	-	-
Exercised	-	-	-
Forfeited, exchanged or expired	-	-	-
Outstanding at September 30, 2016	219,650	$13.85	7.3

Vested at September 30, 2016	87,860	$13.85	7.3

At September 30, 2016, there was $557,892 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.3 years. The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $13.60 at September 30, 2016, the options outstanding had no intrinsic value.

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

A summary of changes in the Company’s nonvested shares for the six months ended September 30, 2016 is as follows:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at March 31, 2016	50,600	$13.76
Granted	-	-
Vested	(80)	14.00
Forfeited	-	-
Nonvested at September 30, 2016	50,520	$13.76

Fair Value of shares vested	$426,768

The Company recorded restricted stock awards expense of $56,426 and $112,852 during the three and six months ended September 30, 2016 and $52,426 and $112,572 during the three and six months ended September 30, 2015, respectively. As of September 30, 2016, there was $543,665 of total unrecognized compensation expense related to nonvested shares granted under the 2013 stock incentive plan. The cost is expected to be recognized over a weighted-average period of 2.4 years.

Note 13:	Fair Value Measurements

Generally accepted accounting principles define fair value, establish a framework for measuring fair value, and establish a hierarchy for determining fair value measurement. The hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

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

Fair value measurements on a recurring basis

Securities available for sale – If quoted prices are available in an active market for identical assets, securities are classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. At September 30, 2016 and March 31, 2016, the Bank has categorized its investment securities available for sale as follows:

	Level 1	Level 2	Level 3
	inputs	inputs	inputs	Total
September 30, 2016

U.S. government agencies	$-	$4,033,964	$-	$4,033,964
Municipal bonds	-	12,752,629	-	12,752,629
Corporate bonds	-	-	1,910,234	1,910,234
Mortgage-backed	-	77,043,943	-	77,043,943
Total investment securities available for sale	$-	$93,830,536	$1,910,234	$95,740,770

	Level 1	Level 2	Level 3
	inputs	inputs	inputs	Total
March 31, 2016

U.S. government agencies	$-	$10,532,996	$-	$10,532,996
Municipal bonds		4,112,564		4,112,564
Corporate bonds	-	-	1,898,640	1,898,640
Mortgage-backed	-	53,940,200	-	53,940,200
Total investment securities available for sale	$-	$68,585,760	$1,898,640	$70,484,400

Derivative – Interest rate swap agreement – Our methodology consists of a discounted cash flow model where all future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date. The curve utilized for discounting and projecting is built by obtaining publicly available third party market quotes. As of September 30, 2016, the bank has categorized its interest rate swap and related loan as follows:

	Level 1	Level 2	Level 3
September 30, 2016	inputs	inputs	inputs	Total

Loans - Commercial real estate loan	$-	$3,461,796	$-	$3,461,796
Derivative - Interest rate swap agreement	$-	$(245,889)	$-	$(245,889)

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

 The following table presents the valuation and unobservable inputs for Level 3 assets measured at fair value on a recurring basis at September 30, 2016:

		Valuation	Unobservable	Range of
Description	Fair Value	Methodology	Inputs	Inputs

Corporate bonds	$1,910,234	3rd party valuation	Discount to reflect current market conditions	0.00%	-	10.00%

Fair value measurements on a nonrecurring basis

Impaired Loans - The Bank has measured impairment generally based on the fair value of the loan's collateral. Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. At September 30, 2016 and March 31, 2016, the fair values consist of loan balances of $7,026,359 and $7,438,106 that have been written down by $288,800 and $59,571, respectively, as a result of specific loan loss allowances.

Foreclosed real estate – The Bank's foreclosed real estate is measured at fair value less estimated cost to sell. At September 30, 2016 and March 31, 2016, the fair value of foreclosed real estate was estimated to be $460,220 and $443,015, respectively. Fair value was determined based on offers and/or appraisals. Cost to sell the assets was based on standard market factors. The Company has categorized its foreclosed assets as Level 3.

	Level 1	Level 2	Level 3
	inputs	inputs	inputs	Total
September 30, 2016

Impaired loans	$-	$-	$6,737,559	$6,737,559
Foreclosed real estate	-	-	460,220	460,220
Premises and equipment held for sale	-	-	405,000	405,000
Loans held for sale	-	1,449,000	-	1,449,000
Total impaired loans and foreclosed real estate	$-	$1,449,000	$7,602,779	$9,051,779

	Level 1	Level 2	Level 3
	inputs	inputs	inputs	Total
March 31, 2016

Impaired loans	$-	$-	$7,378,535	$7,378,535
Foreclosed real estate	-	-	443,015	443,015
Premises and equipment held for sale			405,000	405,000
Loans held for sale	-	266,176	-	266,176
Total fair value of assets on a nonrecurring basis	$-	$266,176	$8,226,550	$8,492,726

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the valuation and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at September 30, 2016:

		Valuation	Unobservable	Range of
Description	Fair Value	Methodology	Inputs	Inputs

Impaired loans, net of allowance	$6,737,559	Appraised value	Discount to reflect current market conditions	0.00%	-	25.00%
		Discounted cash flows	Discount rates	2.63%	-	7.25%

Foreclosed real estate	$460,220	Appraised value	Discount to reflect current market conditions	0.00%	-	25.00%

Premises and equipment held for sale	$405,000	Appraised Value	Discount to reflect current market conditions	0.00%	-	10.00%

The following table summarizes changes in foreclosed real estate for the six months ended September 30, 2016, which is measured on a nonrecurring basis using significant unobservable, level 3, inputs.

Balance, March 31, 2016	$443,015
Transfer to foreclosed real estate	17,205
Proceeds from sale of foreclosed real estate	-
Loss on sale of foreclosed real estate	-
Balance, September 30, 2016	$460,220

The remaining financial assets and liabilities are not reported on the balance sheets at fair value on a recurring basis. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	September 30, 2016		March 31, 2016
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Financial assets
Level 1 inputs:
Cash and cash equivalents	$45,744,864	$45,744,864	$67,448,536	$67,448,536

Level 2 inputs:
Loans held for sale	1,446,000	1,449,000	259,450	266,176
Federal Home Loan Bank stock	1,640,100	1,640,100	1,042,500	1,042,500
Bank-owned life insurance	18,006,574	18,006,574	12,709,908	12,709,908

Level 3 inputs:
Certificates of deposit held as investment	3,471,821	3,403,728	3,968,229	3,911,474
Loans receivable, net	325,519,075	327,927,025	218,604,150	220,671,409

Financial liabilities
Level 3 inputs:
Deposits	422,306,602	422,663,864	313,993,651	314,095,055
Advance payments by borrowers for taxes and insurance	1,335,132	1,335,132	1,079,794	1,079,794
Borrowings	26,340,635	27,379,040	14,805,237	15,146,307

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

The fair value of outstanding loan commitments and unused lines of credit are considered to be the same as the contractual amounts, and are not included in the table above. These commitments generate fees that approximate those currently charged to originate similar commitment.

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

Founded in 1915 and recently celebrating its 100th year anniversary, the Bank is a community-oriented financial institution, dedicated to serving the financial service needs of consumers and businesses within its market area, which is considered greater Maryland, southern Pennsylvania, Washington D.C., and northern Virginia. We offer a variety of deposit products and provide loans secured by real estate located in our market area. Our real estate loans consist primarily of one-to four-family mortgage loans, as well as commercial real estate loans, and home equity loans and lines of credit. We also offer commercial term and line of credit loans and, to a limited extent, consumer loans. We currently operate out of our corporate headquarters in Towson, Maryland and our seven full-service branch offices located in Baltimore City, Cockeysville, Towson, Rosedale, Ellicott City and Pasadena, Maryland. The Bank is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, its primary federal regulator, and the Federal Deposit Insurance Corporation, its deposit insurer. The Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System.

On May 13, 2016, the Company acquired Fraternity Community Bancorp, Inc. (“Fraternity”), the parent company of Fraternity Federal Savings and Loan in an all cash transaction for $25.7 million. In addition, the Company acquired Fairmount Bancorp, Inc. (“Fairmount”), the parent company of Fairmount Bank on September 11, 2015 in an all cash transaction for $14.2 million. Both acquisitions combined added three branches to our branch structure in the Baltimore area.

The Company and the Bank maintain an Internet website at http://www.hamilton-bank.com. Information on our website should not be considered a part of this Quarterly Report on Form 10-Q.

Summary of Recent Performance and Other Activities

The Company and its wholly owned subsidiary, Hamilton Bank, continue to show improvement in net interest income, as well as loan growth and consistent asset quality during the six months ending September 30, 2016 compared to the same period a year ago. Net interest income improved $2.5 million to $6.6 million during the first six months of fiscal 2017 compared to the same period a year ago as the Company continued to show strong loan demand, closed on its acquisition of Fraternity and integrated its acquisition of Fairmount from last year. Non-interest expense increased $2.1 million in the six months ending September 30, 2016 compared to the same period a year ago. Included in non-interest expense for the six months ending September 30, 2016 is $929,000 in expenses relating to the acquisition of Fraternity, including merger related expenses and costs associated with non-compete agreements, consulting expense, and branch consolidation. Along with these expenses, there were additional expenses associated with operating as a larger institution. Management has diligently worked at monitoring and improving efficiencies to reduce our overall operating expenses and improve our efficiency ratio going forward.

The following highlights contain additional financial data and events that have occurred during the three and six months ended September 30, 2016:

●

Successfully completed the acquisition of Fraternity in May 2016. As a result of the acquisition, total assets grew to $517.2 million at September 30, 2016, representing growth of $124.3 million or 32% compared to $392.9 million in assets at March 31, 2016.

●

Net loans grew to $329.7 million at September 30, 2016, up $106.9 million, or 48%, compared to $222.8 million at March 31, 2016. Growth in loans was attributable to both the acquisition of Fraternity and organic loan growth. Total deposits grew to $422.3 million, up $108.3 million, or 34%, compared to $314 million over that same period. This growth included $108.9 million in acquired Fraternity deposits.

●

During the quarter ended September 30, 2016, there were $1.4 million in performing and non-performing loans identified for potential sale. Once identified, the pool of loans was written down by $15,000 to their fair value and classified as loans held for sale. The pool of loans was subsequently sold at the end of October 2016. There was no material gain or loss as a result of this sale.

●

Net interest income for the three months ended September 30, 2016 was $3.6 million, an increase of $1.4 million, or 67%, compared to $2.1 million for the same period a year ago. For the six months ended September 30, 2016, net interest income increased $2.5 million, or 61%, to $6.6 million compared to $4.1 million for the same six month period a year ago.

●

For the three and six months ending September 30, 2016, the Company reported a net profit of $323,000 and a net loss of $12,000, respectively, compared to net losses of $201,000 and $83,000 for the same respective periods a year ago. The comparative results were impacted by the acquisition, non-compete agreements, consulting, and branch consolidation related expenses in the current period and the sale of our Towson branch in the first quarter of last year. Excluding these factors would result in adjusted net income and earnings per share as follows:

	Three month period ended			Six month period ended
	September 30,			September 30,
	2016	2015	Difference	2016	2015	Difference
	(dollars in thousands)			(dollars in thousands)
Reported net income (loss)	$323	$(201)	$524	$(12)	$(83)	$71

Add: Reported tax expense (benefit)	211	(96)	307	(7)	91	(98)

Reported pre-tax income (loss)	534	(297)	831	(19)	8	(27)

Add: Non-deductible merger related expenses	9	401	(392)	197	632	(435)

Add: Non-compete and consulting expenses	185	-	185	295	-	295

Add: Branch consolidation expense	-	-	-	437	-	437

Less: Gain on sale of branch	-	-	-	-	(407)	407

Adjusted pre-tax income - (Non-GAAP)	728	104	624	910	233	677

Estimated tax expense (benefit)	284	(96)	380	282	(70)	352

Adjusted net income - Non-GAAP	$444	$200	$244	$628	$303	$325

Adjusted basic earnings per common share - Non-GAAP	$0.14	$0.06	$0.08	$0.20	$0.10	$0.10

- The non-GAAP financial measures shown above should not be viewed as a substitute for net income (loss) or earnings (loss) per share in accordance with GAAP. The Company's management believes that the presentation of net income on a non-GAAP basis, excluding acquisition related and other non-recurring expenses and gains, along with recurring non-compete and consulting expenses, provides useful information for evaluating the Company's operating results and any related trends that may be affecting the Company's business.

●

Nonperforming loans as a percentage of gross loans declined to 1.21% at September 30, 2016 from 2.27% at March 31, 2016. This decrease is due in part to the growth of our loan portfolio through acquisitions, along with a pool of loans, which included non-performing loans that were re-classed as loans held for sale.

●	The allowance for loan losses as a percentage of nonperforming loans increased to 48.2% at September 30, 2016 from 33.7% at March 31, 2016.

●

Net charge-offs over the first six months ended September 30, 2016 were $20,000 or 0.01% of average loans, on an annualized basis, compared to 0.22% of average loans on $428,000 in net charge-offs for the twelve months ended March 31, 2016.

●

As a result of the acquisition of Fraternity, the Company acquired one branch in Cockeysville, Maryland that serviced the same area as an existing Hamilton branch. Based upon due diligence and the expense savings forecasted out, management chose to close the existing Hamilton branch in Cockeysville and maintain the acquired Fraternity branch. As part of closing the existing Hamilton branch, the Company recognized a $437,000 expense that reflected the remaining term of the lease. This expense is reported as branch consolidation expense for the six months ending September 30, 2016.

●

The Company ended September 30, 2016 with a book value of $18.10 per common share and a tangible book value of $15.33 per common share compared to $18.03 and $15.87, respectively, at March 31, 2016. Tangible book value declined as a result of the goodwill and other intangible assets created in the Fraternity acquisition. Tangible book value, a non-GAAP measure, was determined as follows:

	September 30,	March 31,
	2016	2016
Tangible book value per common share:
Total shareholders' equity	$61,803,041	$61,544,583
Add: Other Comprehensive (Income) loss	(30,905)	21,819
Less: Goodwill and other intangible assets	(9,424,759)	(7,386,111)
Tangible common equity	$52,347,377	$54,180,291

Outstanding common shares	3,413,646	3,413,646

Book value per common share	$18.10	$18.03

Tangible book value per common share	$15.33	$15.87

●	The Company maintained strong liquidity and at September 30, 2016 the Bank was deemed “well capitalized” under federal regulations.

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

We identified several strategic priorities in our three-year Strategic Plan. Those priorities included focusing on the following core areas:

●

Efficient Operating Revenue Growth – Generating sustainable and profitable revenue driven by smart growth of earning assets that are funded by low-cost core deposits and growth of noninterest income. In addition, focus on efficient utilization of the Bank’s assets. This strategic priority includes prudent loan growth, sales strategies to attract and grow small business deposits and other fee income services, strategic marketing campaigns, studying and benchmarking efficiency and productivity, and focusing on ways to utilize technology to drive earnings.

●	Well-defined and integrated delivery channels – Create and support both delivery channels and branch strategy that leverage technology and optimize efficiencies.

●

Acquisition strategy and planning - It is expected that the banking industry will continue to consolidate over the coming years due to a competitive market and the cost of regulatory compliance. Hamilton Bancorp is well positioned to take advantage of strategic opportunities that present themselves through mergers or acquisitions in our marketplace. This may include other financial institutions, individual branches, or loan purchases. The focus will be on proactive evaluation and contact with potential targets and the implementation of a capital strategy to fund such acquisitions, including investor relations. These opportunities, however, will be aligned with our strategic vision and goal of creating shareholder value and growth. We currently have no agreements or arrangements relating to any merger or acquisition.

Although the current economic climate continues to present significant challenges for the financial industry, management feels that based on our strategic initiatives we have positioned the Company to capitalize on opportunities that may become available in the current economy, as well as a healthier economy going forward.

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

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

Securities Valuation and Impairment. We classify our investments in debt and equity securities as either held to maturity or available for sale. Securities classified as held to maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. We obtain our fair values from a third-party service. This service’s fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows.

If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we record the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral. At September 30, 2016, all of our securities, except one which was a private label mortgage-backed security, were either issued by U.S. government agencies, U.S. government-sponsored enterprises, municipalities, or corporations.

Goodwill Impairment. Goodwill represents the excess purchase price paid for Fraternity, Fairmount and our Pasadena branch over the fair value of the net assets acquired. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company is considered the Reporting Unit for purposes of impairment testing. Impairment testing requires that the fair value of the Company be compared to the carrying amount of the Company’s net assets, including goodwill. If the fair value of the Company exceeds the book value, no write-down of recorded goodwill is required. If the fair value of the Company is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value. We test for impairment of goodwill during February of each year. We estimate the fair value of the Company utilizing four valuation methods including the Comparable Transactions Approach, the Control Premium Approach, the Public Market Peers Approach, and the Discounted Cash Flow Approach.

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

Comparison of Financial Condition at September 30, 2016 and March 31, 2016

Assets. Total assets increased $124.3 million, or 31.6%, to $517.2 million at September 30, 2016 from $392.9 million at March 31, 2016. The increase is primarily attributable to $153.3 million in identifiable assets acquired in the Fraternity acquisition, along with $2.2 million in intangible assets that were created.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $21.7 million, or 32.2%, to $45.7 million at September 30, 2016 from $67.4 million at March 31, 2016. The decrease in cash is a result of the $25.7 million in cash paid in the Fraternity acquisition, an increase in the overall investment portfolio, and an $11.7 million increase in our legacy loan portfolio, partially offset by the $15.2 million in cash acquired in the Fraternity transaction along with an estimated $13.6 million in principal reduction from the acquired loan portfolio.

Certificates of Deposit Held as Investment. Certificates of deposit declined $496,000 from $4.0 million at March 31, 2016 to $3.5 million at September 30, 2016. The decline resulted from $985,000 in certificates of deposit that matured, partially offset by $498,000 in certificates of deposit that were acquired in the Fraternity acquisition that are held as investments. The certificates of deposit held consist of individual amounts that are equal to or less than $250,000 and are fully insured by the FDIC. The weighted average term of the portfolio is 1.6 years.

Investment Securities. Our investment portfolio consists primarily of investment grade securities including U.S. government agency and government-sponsored entity securities, securities issued by states, counties and municipalities, corporate bonds, and mortgage-backed securities. At September 30, 2016, all securities are classified as available for sale. While we usually intend to hold investment securities until maturity, this classification provides us the opportunity to divest of securities that may no longer meet our liquidity objectives.

Investment securities increased $25.3 million, or 35.8%, to $95.7 million at September 30, 2016, from $70.5 million at March 31, 2016. The increase is attributable to $17.6 million in securities acquired in the Fraternity acquisition, along with the purchase of $27.4 million in municipal and collateralized mortgage obligations and mortgage-backed securities. Purchases and acquisitions were partially offset by $10.0 million in agency and municipal securities that were called and $9.5 million in monthly principal pay-downs associated with collateralized mortgage obligations and mortgage-backed securities issued by GSEs (Government Sponsored Enterprise). There was no sale of securities during the 6-month period ended September 30, 2016. The fair value of the investment portfolio increased $87,000 from an unrealized loss position of $36,000 at March 31, 2016 to an unrealized gain position of $51,000 at September 30, 2016. The increase in fair value of the investment portfolio is a result of the decrease in interest rates over the six-month period.

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

Loans. Excluding loans held for sale and loan origination fees and costs, gross loans receivable increased by $106.9 million, or 48.0%, to $329.7 million at September 30, 2016 from $222.8 million at March 31, 2016. Included in loans and leases at September 30, 2016 is $108.6 million in loans associated with the Fraternity acquisition (included in the “acquired” loan column of the table below, along with loans acquired from the Fairmount acquisition). At September 30, 2016, gross loans receivable represented 63.7% of total assets compared to 56.7% of total assets at March 31, 2016.

The following table details the composition of loans, excluding loans held for sale, and the related percentage mix and growth of total loans:

	September 30, 2016				March 31, 2016				Year-To-Date Growth
				Percent				Percent		Growth
	Legacy	Acquired	Total	of Total	Legacy	Acquired	Total	of Total	Amount	Percent
Real estate loans:
One-to four-family:
Residential	$44,664,075	$91,124,321	$135,788,396	41%	$46,263,709	$23,036,569	$69,300,278	31%	$66,488,118	96%
Residential construction	4,761,562	404,235	5,165,797	2%	4,304,189	965,440	5,269,629	2%	(103,832)	-2%
Investor	10,919,294	22,076,549	32,995,843	10%	12,076,911	15,783,008	27,859,919	13%	5,135,924	18%
Commercial	91,086,852	17,379,910	108,466,762	33%	75,225,984	2,889,219	78,115,203	35%	30,351,559	39%
Commercial construction	999,407	1,797,272	2,796,679	1%	1,982,571	1,274,148	3,256,719	2%	(460,040)	-14%
Total real estate loans	152,431,190	132,782,287	285,213,477	87%	139,853,364	43,948,384	183,801,748	83%	101,411,729	55%
Commercial business	16,210,542	2,133,711	18,344,253	5%	17,773,967	2,621,625	20,395,592	9%	(2,051,339)	-10%
Home equity loans	13,427,376	8,996,210	22,423,586	7%	12,222,688	2,168,073	14,390,761	6%	8,032,825	56%
Consumer	2,663,738	1,008,462	3,672,200	1%	3,072,677	1,106,434	4,179,111	2%	(506,911)	-12%
Total loans	$184,732,846	$144,920,670	$329,653,516	100%	$172,922,696	$49,844,516	$222,767,212	100%	$106,886,304	48%

  Approximately $74.9 million, or 69%, of the $108.6 million in loans acquired in the Fraternity acquisition consisted of one-to four-family residential loans, while $9.2 million, or 8.5%, consisted of investor real estate loans. Investor real estate loans represent funds advanced to borrowers for the purchase or refinance of non-owner occupied one- to four-family properties. Investor real estate loans make up $22.1 million, or 15.2%, of the $144.9 million in acquired loans as of September 30, 2016. In addition, $14.2 million, or 13.1%, in commercial real estate loans and $7.4 million, or 6.8%, in home equity loans were also acquired from Fraternity.

Organically, the Bank continues to focus on growing both commercial real estate and commercial business loans as these loans offer higher rates of return and shorter maturity periods than typical retail lending. The largest increase organically in loans over the first six months of fiscal 2017, as shown in the previous table above under “legacy”, is a $15.9 million, or 21.1%, increase in commercial real estate loans from $75.2 million at March 31, 2016 to $91.1 million at September 30, 2016. Commercial business loans declined $1.6 million, or 8.8%, to $16.2 million at September 30, 2016 from $17.8 million at March 31, 2016. This decrease is related to a borrower that was asked to obtain alternative financing as they were no longer a good fit for the bank from a credit risk perspective. The Bank continues to see the benefits of our commercial lending platform that was restructured in the first half of fiscal 2016, with new personnel and improved underwriting and monitoring procedures, from both an origination and credit quality perspective.

The Bank continues to originate traditional one-to four-family residential loans and sell them in the secondary market at a premium in order to manage interest rate risk in a rising rate environment. Beginning in fiscal 2015, the Bank began to promote its one-to four-family residential construction lending program. During the six months of fiscal 2017, the Bank has originated roughly $10.0 million in residential construction loans. As a result, at September 30, 2016 we had $11.5 million in residential construction commitments, of which $5.1 million in funds have been advanced; compared to $7.9 million in residential construction commitments at March 31, 2016 of which $2.6 million in funds had been advanced. The construction period on residential homes is typically nine to twelve months, at which time Hamilton Bank is often repaid through permanent financing by a third party.

Deposits. Total deposits (excluding premiums on acquired deposits) increased $107.5 million, or 34.3%, to $421.2 million at September 30, 2016 from $313.7 million at March 31, 2016, including $110.0 million in deposits assumed in the Fraternity acquisition. Approximately $22.4 million, or 20.4%, of the acquired deposits from Fraternity were core deposits (which we consider to be all deposits other than certificates of deposit). The Company continues to focus on changing its deposit mix to rely less on time deposits as a primary funding source and attract lower costing core deposits, including money market accounts. Money market accounts have increased the most with respect to core deposits based upon a money market promotion that was run from May through June 2016. With the Fraternity acquisition, core deposits increased $31.4 million, or 26.4%, to $150.0 million at September 30, 2016 compared to $118.6 million at March 31, 2016.

The following table details the composition of deposits and the related percentage mix and growth of total deposits.

	September 30, 2016		March 31, 2016		Year-To-Date Growth
		Percent		Percent		Growth
	Total	of Total	Total	of Total	Amount	Percent
Savings	$44,839,156	11%	$33,010,962	11%	$11,828,194	36%
Noninterest-bearing checking	22,529,559	5%	19,747,437	6%	2,782,122	14%
Interest-bearing checking	16,705,221	4%	13,298,677	4%	3,406,544	26%
Money market accounts	65,927,847	16%	52,576,567	17%	13,351,280	25%
Time deposits	271,173,158	64%	195,031,411	62%	76,141,747	39%
	$421,174,941	100%	$313,665,054	100%	$107,509,887	34%
Premium on deposits asssumed	1,131,661		328,597		803,064
Total deposits	$422,306,602		$313,993,651		$108,312,951

Our strategy with respect to deposits has been to maintain or shrink our current certificates of deposit base, based upon liquidity needs, and focus on growing our core deposits at a faster pace to reduce our overall cost of funds.

Borrowings. Borrowings consist of both short and long-term advances from the Federal Home Loan Bank (FHLB). At September 30, 2016, the Company had $26.3 million in FHLB borrowings outstanding compared to $14.8 million at the beginning of the year. The increase over the first six months of fiscal 2017 is attributable to $15.0 million in FHLB advances assumed in the Fraternity acquisition. These borrowings were longer term borrowings and are maturing in one to three years and carry rates of 3.4% to 4.3%. As a result of these higher stated rates, we were able to record a discount of $794,000 when accounting for the borrowings at fair value at acquisition. At September 30, 2016, the discount is at $619,000. The accretion of this discount will offset the higher stated rate of these borrowings. Partially offsetting this increase in advances was $4.0 million in advances that matured over the past six months with an average stated interest rate of 0.52%.

At September 30, 2016, $4.5 million of the total advances are considered short-term and mature in less than one year, while the remaining $21.0 million are considered long-term; maturing in a year or more. The longest outstanding borrowing is for $5.0 million and matures in October 2018.

The FHLB borrowings provide an alternative means to support the cash outflow needed to fund new loan originations in coordination with deposit growth. FHLB borrowings can provide a less expensive means to support cash outflow when compared to selling higher yielding investment securities. These obligations are secured by our residential and home equity loan portfolios. At September 30, 2016, we had the ability to borrow approximately $104.2 million in additional funds from the FHLB, subject to our pledging sufficient assets. These obligations will be repaid as our cash position strengthens.

Equity. Total equity increased $258,000, or 0.42%, to $61.8 million at September 30, 2016 from $61.5 million at March 31, 2016. Overall equity was not materially impacted by the acquisition of Fraternity due to the acquisition being an all cash transaction. The increase is primarily attributable to the $53,000 increase in accumulated other comprehensive income associated with an increase in the fair value of the investment portfolio from declining interest rates over the first half of the year. Additional paid in capital also increased $217,000 as a result of the expense derived from equity awards granted in prior periods. These increases were partially offset by the net loss of $12,000 that was recorded for the six months ended September 30, 2016. The Company’s book value per share was $18.10 at September 30, 2016 compared to $18.03 at March 31, 2016.

Comparison of Asset Quality at September 30, 2016 and March 31, 2016

The Bank’s asset quality remains a primary focus of management and the Board of Directors. Nonperforming assets at September 30, 2016, were $4.5 million, a decrease of $1.0 million from March 31, 2016 and a $1.1 million increase from September 30, 2015. Nonperforming assets to total assets decreased from 1.40% at March 31, 2016 to 0.86% at September 30, 2016. Nonperforming assets for the respective periods were as follows:

	At	At	At
	September 30, 2016	March 31, 2016	September 30, 2015
	(dollars in thousands)

Nonaccruing loans	$3,661	$4,342	$2,937
Accruing loans delinquent more than 90 days	333	708	-
Foreclosed real estate	460	443	443
Total nonperforming assets	$4,454	$5,493	$3,380

Asset Quality Ratios:
Nonperforming loans to gross loans	1.21%	2.27%	1.30%
Nonperforming assets to total assets	0.86%	1.40%	0.93%
Net charge-offs (annulized) to average loans	0.01%	0.22%	0.09%

Included in nonperforming loans are accruing loans delinquent more than 90 days. These loans represent loans that are on accrual status and paying under the contractually agreed upon terms of the note, however, such loans are 90 days past their contractual maturity date, and therefore reported as nonperforming. At March 31, 2016 these loan balances were elevated as they related to many smaller investor (residential non-owner occupied) loans that matured at the same time. The Bank’s credit department has diligently worked through many of these loans and have either renewed or extended them accordingly. The $333,000 reported at September 30, 2016 represents one residential mortgage loan that was in the process of being, and has since been, renewed.

Nonaccrual loans decreased to $3.7 million at September 30, 2016 compared to $4.3 million at March 31, 2016. A large portion of the non-accrual loans reported at September 30, 2016 and March 31, 2016 consist of two commercial real estate loans that are related. Together these loans have a contractual principal balance of $3.4 million and a recorded investment balance of $2.7 million, including a $567,000 charge-off taken at the end of the prior fiscal year. The loans were placed on non-accrual in October 2015 due to legal issues and the concern of collectability. The borrower is classified as a Troubled Debt Restructure (“TDR”) and continued to make interest only payments through July 2016, which were applied by the Bank as a principal reduction to the loans. The property is in the process of being listed for sale by a broker. Management is also actively exploring other options to resolve this problem credit that may or may not result in additional write-downs. As of September 30, 2016, there was no other commercial real estate or business loans on nonaccrual.

Nonaccrual loans included $192,000 in non-owner occupied investor loans as of September 30, 2016, the majority of which were acquired through the acquisition of Fairmount Bank. The balance of non-accrual investor loans has decreased by $738,000 from $930,000 in the prior quarter. This decrease is due to a pool of these loans, totaling $786,000 that were classified as loans held for sale during the quarter ended September 30, 2016 and then subsequently sold at the end of October 2016. Once the decision to sell was made, these loans were written down $15,000 to their fair value based upon an outside offering price. The $192,000 in non-owner occupied investor loans at September 30, 2016 primarily consists of one separate borrower that has individual loans on multiple properties. The remaining balance of nonaccrual loans at September 30, 2016 consist of traditional one-to four-family residential mortgages. Nonaccrual loans attributable to the acquisition of Fraternity included one non-owner occupied investor loan for $65,000.

Foreclosed real estate increased $17,000 from $443,000 at March 31, 2016 to $460,000 at September 30, 2016 and consists of two properties. The first property represents semi-developed land in the amount of $443,000. The property is listed for sale and is participated with another financial institution, with Hamilton being the lead lender. The second property was added to foreclosed real estate during the first quarter of fiscal 2017 in the amount of $17,000. This property is residential real estate that represented a participation bought by Hamilton. Hamilton participated in 20% of the original loan amount with another financial institution, who is the lead lender.

The Bank recorded a $260,000 provision for loan loss during the first half of fiscal 2017 compared to a provision for loan loss of $120,000 for the same period a year ago. The provision for loan loss for the six months ended September 30, 2016 was a result of an increase in organic loan growth and the granting of a concession to two already existing one-to four-family residential TDRs. The allowance for loan losses at September 30, 2016 totaled $1.9 million, or 0.59% of total gross loans, compared to $1.7 million, or 0.76% of total gross loans, at March 31, 2016. This decrease in percentage is related to the increase in overall loan balances associated with the Fraternity acquisition in May 2016. As outlined in note 3 to our consolidated financial statements, loans acquired in an acquisition are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses. We continue to monitor and manage the acquired loan portfolio to determine whether any provision is necessary.

The activity in the allowance for loan losses for the six-month period ending September 30, 2016 includes $47,000 in charge-offs, offset by $27,000 in recoveries and a $260,000 provision for loan losses. We currently review the adequacy of the allowance for loan losses on a monthly basis and are proactively managing problem assets. Based upon our analysis, we believe this allowance appropriately reflects the inherent risk of loss in our loan portfolio at September 30, 2016. We estimate the allowance for loan losses within a range based upon our historical charge-off history and certain environmental factors.

Results of Operations for the Three Months Ended September 30, 2016 and 2015 (unaudited)

General. Net income was $323,000 or $0.10 per basic and diluted common share for the three-month period ended September 30, 2016 compared to a net loss of $201,000 or $(0.06) per basic and diluted common share for the same period in fiscal 2016, an increase of $524,000 in earnings period over period. The increase in net results of operations resulted primarily from a $1.4 million increase in net interest income, a $70,000 decrease in the provision for loan loss and a $35,000 increase in noninterest income, partially offset by a $698,000 increase in noninterest expense and a $306,000 increase in income tax expense.

Net Interest Income. Net interest income increased $1.4 million, or 66.9%, to $3.6 million for the three months ended September 30, 2016 compared to $2.1 million for the three months ended September 30, 2015. The increase in net interest income was due to a $1.7 million increase in interest revenue, partially offset by a $319,000 increase in interest expense. The increase in interest revenue was due to an increase in the average balance of interest-earning assets, particularly higher yielding loans, as well as a slight increase in average yield on interest-earning assets. The average balance in interest-earning assets increased $192.1 million, or 67.2%, for the quarter ended September 30, 2016 compared to the same period in fiscal 2016, while the average yield increased 2 basis points to 3.60% from 3.58%, respectively. The average balances increased quarter-over-quarter due to the acquisitions of Fairmount and Fraternity. The Fairmount acquisition occurred at the end of the September 30, 2015 quarter and had minimal impact during that quarter. Over this period, the Bank was able to also increase organically the average balance of higher interest-earning assets, particularly loans, which grew a net of $12.2 million, excluding the effect of our acquisitions.

The increase in the average balance of interest-earning assets for the quarter ended September 30, 2016 was offset by a $202.4 million increase in the average balance of interest-bearing liabilities for the same period. The increase is attributable to deposits and borrowings acquired in the Fairmount and Fraternity acquisitions, as well as management’s focus on increasing our deposit base to fund organic loan growth. The average cost of interest-bearing liabilities for the comparative period declined 6 basis point from 0.76% for the quarter ended September 30, 2015 to 0.70% for the quarter ended September 30, 2016. Our net interest margin decreased 1 basis point from 2.98% for the three months ended September 30, 2015 to 2.97% for the three months ended September 30, 2016.

Interest Revenue. Interest revenue increased $1.7 million, or 68.0% to $4.3 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, as a result of increases in interest and fees on loans and revenue from investment securities and bank deposits.

Interest and fees on loans increased $1.7 million, or 77.4%, to $3.8 million for the three months ended September 30, 2016, compared to $2.2 million for the three months ended September 30, 2015. The increase in interest and fees on loans is due to a $145.7 million increase in the average balance of net loans from $181.5 million to $327.2 million quarter-over-quarter. The increase in average loans is attributable to the loans acquired in both the Fairmount and Fraternity acquisitions, as well as our new commercial lending platform and staff that was put in place at the beginning of fiscal 2015. The Fairmount acquisition occurred at the end of the September 30, 2015 quarter and had minimal impact. The average yield earned on loans decreased 8 basis point from 4.76% for the three months ended September 30, 2015 to 4.68% for the three months ended September 30, 2016. The yield on average loans continues to be impacted by the extended low interest rate environment and the competitive pressure relating to pricing.

Interest revenue on investment securities increased $24,000 to $419,000 during the three months ended September 30, 2016 from $395,000 during the three months ended September 30, 2015. The average balance of investment securities increased by $8.1 million, or 9.8%, to $91.5 million for the three months ended September 30, 2016 from $83.3 million during the same period last year, while the average yield decreased 6 basis points to 1.83% from 1.89%, respectively. The largest increase in average investment securities was in mortgage-backed securities, which increased $5.7 million to $69.2 million for the three months ended September 30, 2016 from $63.5 million for the same period last year. The average balance of investment securities also increased quarter-over-quarter by $2.4 million. The increase in average investments is attributable to the Fairmount and Fraternity acquisitions, along with utilizing the excess cash acquired in the Fraternity acquisition and from principal reductions to purchase new investment securities.

Interest Expense. Interest expense increased $319,000, or 73.7%, to $751,000 for the three months ended September 30, 2016 compared to $432,000 for the same period in fiscal 2016, due to the increase in the average balance of both interest-bearing deposits and borrowings. Average interest-bearing deposits increased $182.4 million, or 83.2%, to $401.5 million for the three months ended September 30, 2016 from $219.1 million for the three months ended September 30, 2015. The average cost of deposits declined from 0.75% to 0.67% over those same periods, an 8-basis point decline. A significant portion of our time deposits have already repriced in today’s low interest rate environment, as a result, the change in interest expense is mainly attributable to the increase in average balances than to interest rates.

For the three-month period ended September 30, 2016, average interest-bearing deposit balances increased for all types of deposits when compared to the same period last year as a result of both the Fraternity and Fairmount acquisitions, as well as promotional efforts to raise funds for new loan growth. We remain focused on changing the mix of our deposit portfolio by maintaining our maturing certificates of deposits and growing lower cost core deposits, including savings, interest-bearing checking and money market accounts. The average balance of time deposits increased $120.0 million, or 76.2%, to $277.5 million for the quarter ended September 30, 2016 compared to $157.5 million for the quarter ended September 30, 2015. Over this same period, the average balance of core interest bearing deposits increased $62.4 million, or 98.7%, to $124.0 million for the three months ended September 30, 2016 compared to $61.6 million for the three months ended September 30, 2015. The growth in core deposits was primarily a result of the continued efforts by our cash management and financial service teams, as well as those core deposits assumed in the Fraternity and Fairmount acquisitions.

Noninterest-bearing deposits allow us to fund growth in interest-earning assets at minimal cost. As a result of the growth generated from the efforts of our cash management personnel, commercial loan officers working with commercial clients to move their deposit relationship to Hamilton Bank and the acquisitions of Fraternity and Fairmount, average noninterest-bearing deposits increased $4.4 million, or 23.1%, to $23.3 million for the three months ended September 30, 2016, compared to $18.9 million for the three months ended September 30, 2015.

For the three-month period ended September 30, 2016, the average interest-bearing borrowings were $27.9 million compared to an average balance of $7.8 million for the same period a year ago. The borrowings consisted entirely of advances from the Federal Home Loan Bank (“FHLB”). At September 30, 2016, the Bank had $25.5 million in outstanding advances from the FHLB, all of which were assumed through the Fraternity and Fairmount acquisitions. These borrowings carried an average rate of 1.10% for the three months ended September 30, 2016. Borrowing from the FHLB in today’s low interest rate environment can be a more cost effective means to obtain funds if deposits are not growing compared to selling investment securities that are earning a higher yield.

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

	Three Months Ended September 30,
	(dollars in thousands)
	2016			2015
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Cash and cash equivalents	$59,391	$53	0.36%	$21,088	$8	0.15%
Investment securities (1)	22,284	132	2.37%	19,857	115	2.32%
Mortgage-backed securities	69,192	287	1.66%	63,480	278	1.75%
Loans receivable, net (2)	327,227	3,831	4.68%	181,531	2,160	4.76%
Total interest-earning assets	478,094	4,303	3.60%	285,956	2,561	3.58%
Noninterest-earning assets	41,967			22,247
Total assets	$520,061			$308,203

Interest-bearing liabilities:
Certificates of deposit	$277,503	$602	0.87%	$157,523	$397	1.01%
Money Market	62,117	54	0.35%	29,420	10	0.14%
Statement savings	44,619	17	0.15%	20,529	3	0.06%
NOW accounts	17,278	1	0.02%	11,662	1	0.03%
Total interest-bearing deposits	401,517	674	0.67%	219,134	411	0.75%
Borrowings	27,881	77	1.10%	7,815	21	1.07%
Total interest-bearing liabilities	429,398	751	0.70%	226,949	432	0.76%

Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	23,280			18,907
Other noninterest-bearing liabilities	6,737			1,543
Total liabilities	459,415			247,399
Total shareholders’ equity	60,646			60,804
Total liabilities and shareholders’ equity	$520,061			$308,203

Net interest income		$3,552			$2,129
Net interest rate spread (3)			2.90%			2.82%
Net interest-earning assets (4)	$48,696			$59,007
Net interest margin (5)			2.97%			2.98%
Average interest-earning assets to average interest-bearing liabilities	111.34%			126.00%

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

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was $50,000 charged to the provision for loan losses for the three months ended September 30, 2016 compared to a provision for loan losses of $120,000 for the three months ended September 30, 2015. In the current quarter, the $50,000 charged to provision for loan loss is related to organic loan growth. As reflected in the table below, there were minimal charge-offs experienced during the quarter. Management identified probable losses in the loan portfolio and recorded net charge-offs of $5,000 for the three months ended June 30, 2016, compared to $59,000 for the comparable period a year ago.

The allowance for loan losses was $1.9 million, or 48.6% of non-performing loans at September 30, 2016 compared to $1.7 million, or 59.0% of non-performing loans at September 30, 2015. The decrease in the percentage is due to two related commercial real estate loans with a recorded investment balance of $2.7 million that were placed on non-accrual in October 2015. We charged-off $567,000 related to these loans in March 2016.

During the three months ended September 30, 2016, loan charge offs totaled $16,000 with recoveries of $11,000, compared to $102,000 in charge offs and $59,000 in recoveries during the three months ended September 30, 2015. During fiscal year 2017, we expect that we will continue our emphasis in growing commercial real estate and commercial business loans, which have higher interest rates than one-to four-family mortgage loans, but are generally considered to bear higher risk than one-to four-family mortgage loans and could contribute to higher provisions going forward.

Summary of Allowance for Loan Losses Activity. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended
	September 30,
	2016	2015
	(dollars in thousands)

Allowance for loan losses at beginning of period	$1,897	$1,673
Charge-offs:
Real estate loans:
One-to four-family	16	102
Commercial	-	-
Construction	-	-
Commercial business	-	-
Home equity	-	-
Consumer	-	-
Total charge-offs	16	102
Recoveries	11	43
Net charge-offs	5	59
Provision for loan losses	50	120
Allowance for loan losses at end of period	$1,942	$1,734

Allowance for loan losses to non-performing loans	48.62%	59.04%
Allowance for loan losses to total loans outstanding at the end of the period	0.59%	0.77%
Net charge-offs to average loans outstanding during the period (annualized)	0.01%	0.13%

Noninterest Revenue. Noninterest revenue increased $35,000, or 14.2%, to $282,000 for the three months ended September 30, 2016, compared to $247,000 for the three months ended September 30, 2015. The following table outlines the changes in components of noninterest revenue for the three-month periods.

	Three months ended
	September 30,
	2016	2015	$ Change	% Change
Service charges	$119,487	$98,142	$21,345	21.7
Gain on sale of loans held for sale	10,437	18,571	(8,134)	(43.8)
Gain on sale of investment securities	-	21,715	(21,715)	N/A
Earnings on bank-owned life insurance	126,100	88,704	37,396	42.2
Other fees and commissions	26,474	20,274	6,200	30.6

Total noninterest revenue	$282,498	$247,406	$35,092	14.2

Noninterest revenue increased for the three months ending September 30, 2016 compared to the same quarter last year in part due to the acquisition of Fairmount and Fraternity, along with management’s focus on increasing core deposits which are more typically transactional and fee based oriented.

Service charges associated with retail deposit products increased quarter-over-quarter. We have continued to focus on growing our core deposits, particularly checking accounts, which typically generate more service fee income. We continually review our fee structure on transactional accounts so that we may be more aligned with our market. Customers, however, have become more cost conscious of fees and better manage their deposit relationship with the Bank.

The increase in earnings on bank-owned life insurance (BOLI) is associated with $5.1 million in BOLI assumed by Hamilton in the Fraternity acquisition. The revenue earned from BOLI is exempt for tax purposes.

Other fees and commissions include loan fees charged to customers, merchant credit fees, and other smaller fees. Loan fees for the three-month ended September 30, 2016 totaled $15,000 and included charges to customers for loan applications, processing, and /or extensions. Merchant credit card fees represent a revenue sharing agreement the bank has with a credit card processing company for card services used by the Bank’s borrowers. Merchant credit card fees amounted to $8,000 for the three months ended September 30, 2016 compared to $4,000 for the comparable period a year ago.

Offsetting the increases in noninterest revenue was a decrease in gains on the sale of loans held for sale and gains from the sale of investment securities during the quarter. Gain on sale of loans held for sale represents revenue earned on loans sold in the secondary market and premiums associated with such sales. We sell a majority of our newly originated one-to four-family residential mortgage loans with a maturity greater than 10 years to the secondary market with service released to assist in managing our interest rate risk in anticipation of rising interest rates.

Noninterest Expense. Noninterest expense increased $698,000, or 27.3%, to $3.3 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The following table outlines the changes in components of noninterest expense for the three-month periods.

	Three months ended
	September 30,
	2016	2015	$ Change	% Change
Salaries and benefits	$1,702,968	$1,231,470	$471,498	38.3
Occupancy	258,871	179,036	79,835	44.6
Advertising	43,979	18,451	25,528	138.4
Furniture and equipment	99,437	74,234	25,203	34.0
Data processing	191,088	143,023	48,065	33.6
Legal services	63,185	35,812	27,373	76.4
Other professional services	342,400	67,986	274,414	403.6
Merger related expenses	9,081	400,795	(391,714)	(97.7)
Deposit insurance premiums	110,989	39,002	71,987	184.6
Foreclosed real estate expense and losses	-	13,079	(13,079)	(100.0)
Other operating	428,658	350,033	78,625	22.5

Total noninterest expense	$3,250,656	$2,552,921	$697,735	27.3

Overall noninterest expense has increased for both of the periods shown as a result of acquisition related costs pertaining to the Fraternity acquisition that closed in May 2016, as well as the acquisition related costs associated with Fairmount in the prior year quarter. The merger expenses include fees paid to attorneys, investment bankers and accountants, data conversion, as well as other related costs.. A breakdown of the acquisition related expenses is shown in the following table.

	Three months ended September 30,
	2016	2015
Legal	$9,081	$229,035
Professional services	-	101,169
Advertising	-	-
Date processing	-	48,745
Other	-	21,846
Total meger related expenses	$9,081	$400,795

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

The largest increase in noninterest expenses quarter-over-quarter was in salaries and benefits. The Company went from 56 full-time equivalent employees at September 30, 2015 to 73 full-time equivalent employees at September 30, 2016. The additional personnel are related to the retention of certain employees from the Fraternity acquisition and internal growth within our loan and back-office areas. In addition, for the three months ending September 30, 2016 and 2015, $79,000 in expense was recognized relating to equity awards granted to officers under the Company’s Equity Incentive Plan. The equity awards provide for management to have a vested interest in the performance of the company and share in the benefit of an increase in shareholder value. Similarly, other operating expenses for the same periods include $30,000 in expense associated with equity awards granted to Directors.

Legal expense for the quarter ending September 30, 2016 increased over the same quarter a year ago due to the problem assets acquired in the Fairmount acquisition, particularly the non-owner occupied residential investor loans. Management is diligently working through these problem assets and has engaged legal counsel to assist with the collection and foreclosure process, as well as consult on how to proceed with certain borrowers. We have recently sold a pool of non-performing loans relating to the non-owner occupied residential investor loans to reduce costs, including legal expenses, associated with these loans going forward.

Other professional services increased quarter-over quarter due to increased audit fees resulting from an increase in our asset size and consulting on the purchase accounting associated with our acquisitions. Also contributing to the increase are payments to the executives of Fraternity under non-compete agreements. The expense associated with these agreements is $860,000 and will be recognized over the two year contractual period of the agreements, including $145,000 that was recognized in the quarter ending September 30, 2016. In addition, we are paying consulting fees over a six month period to the same Fraternity executives to assist in the retaining and transitioning of our newly acquired customer base.

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

Management actively explores ways to reduce costs and improve efficiency. We monitor our costs associated with daily operations and review existing vendor contracts for additional savings and/or seek alternative vendors. These actions, along with efficiencies achieved through the acquisitions of Fraternity and Fairmount, continue to improve our efficiency ratio.

Income Tax Expense. We recorded tax expense of $211,000 for the three months ended September 30, 2016 after pre-tax income of $534,000, compared to a tax benefit of $96,000 for the three months ended September 30, 2015 after a pre-tax net loss of $297,000. The effective income tax rate was 39.4% for the three months ending September 30, 2016 compared to a negative effective tax rate of 32.2% for the three months ended September 30, 2015 due to the net loss before income taxes. The respective acquisition related costs associated with each quarter are not tax deductible.

Results of Operations for the Six Months Ended September 30, 2016 and 2015 (unaudited)

General. Net loss was $12,000 or $0.00 per basic and diluted common share for the six-month period ended September 30, 2016 compared to a net loss of $83,000 or $(0.03) per basic and diluted common share for the same period in fiscal 2016, an improvement of $71,000 in results of operations period over period. The improvement resulted from a $2.5 million increase in net interest income, partially offset by a $140,000 increase in the provision for loan loss, a $325,000 decrease in noninterest income, a $2.1 million increase in noninterest expense and an $83,000 decrease in income tax benefit.

Net Interest Income. Net interest income increased $2.5 million, or 61.1%, to $6.6 million for the six months ended September 30, 2016 compared to $4.1 million for the three months ended September 30, 2015. The increase in net interest income was due to a $3.1 million increase in interest revenue, partially offset by a $595,000 increase in interest expense. The increase in interest revenue was due to an increase in the average balance of interest-earning assets, particularly higher yielding loans, as well as a slight increase in average yield on interest-earning assets. The average balance in interest-earning assets increased $172.4 million, or 61.8%, for the six months ended September 30, 2016 compared to the same period in fiscal 2016, while the average yield increased 3 basis points to 3.57% from 3.54%, respectively. The average balances increased due to the acquisitions of Fairmount and Fraternity. The Fairmount acquisition occurred at the end of September 2015 and had minimal impact on the prior year period. Over this period, the Bank was able to also increase organically the average balance of higher interest-earning assets, particularly loans, which grew a net of $12.2 million, excluding the effect of our acquisitions.

The increase in the average balance of interest-earning assets for the six months ended September 30, 2016 was offset by a $182.1 million increase in the average balance of interest-bearing liabilities for the same period. The increase is attributable to deposits and borrowings acquired in the Fairmount and Fraternity acquisitions, as well as management’s focus on increasing our deposit base to fund organic loan growth. The average cost of interest-bearing liabilities for the comparative period declined 4 basis point from 0.74% for the six months ended September 30, 2015 to 0.70% for the six months ended September 30, 2016. Our net interest margin decreased 1 basis point from 2.96% for the six months ended September 30, 2015 to 2.95% for the six months ended September 30, 2016.

Interest Revenue. Interest revenue increased $3.1 million, or 63.2% to $8.1 million during the six months ended September 30, 2016 compared to the six months ended September 30, 2015, as a result of increases in interest and fees on loans and revenue from federal funds sold and other bank deposits, partially offset by a $36,000 decrease in interest revenue from investment securities.

Interest and fees on loans increased $3.0 million, or 74.3%, to $7.1 million for the six months ended September 30, 2016, compared to $4.1 million for the six months ended September 30, 2015. The increase in interest and fees on loans is due to a $130.7 million increase in the average balance of net loans from $172.0 million to $302.7 million period-over-period. The increase in average loans is attributable to the loans acquired in both the Fairmount and Fraternity acquisitions, as well as our new commercial lending platform and staff that was put in place at the beginning of fiscal 2015. The Fairmount acquisition occurred near the end of September 2015 and had a minimal impact on the prior year period. The average yield earned on loans decreased 5 basis point from 4.77% for the six months ended September 30, 2015 to 4.72% for the six months ended September 30, 2016. The yield on average loans continues to be impacted by the extended low interest rate environment and the competitive pressure relating to pricing.

Interest revenue on investment securities decreased $36,000 to $787,000 during the six months ended September 30, 2016 compared to $822,000 for the six months ended September 30, 2015. The average balance of investment securities decreased by $2.1 million, or 2.8%, to $85.0 million for the six months ended September 30, 2016 from $87.4 million during the same period last year, while the average yield decreased 3 basis points to 1.85% from 1.88%, respectively. The largest decrease in average investments was in mortgage-backed securities, which decreased $3.1 million to $63.2 million for the six months ended September 30, 2016 from $66.3 million for the same period last year. The average balance of investment securities increased $738,000 over that same period. The proceeds from the overall decrease in average investments has been used to fund the increase in the average loans associated with organic growth over the same period.

Interest Expense. Interest expense increased $595,000, or 73.5%, to $1.4 million for the six months ended September 30, 2016 compared to $810,000 for the same period in fiscal 2016, due primarily to the increase in the average balance of both interest-bearing deposits and borrowings. Average interest-bearing deposits increased $163.8 million, or 77.2%, to $375.9 million for the six months ended September 30, 2016 from $212.1 million for the six months ended September 30, 2015. The average cost of deposits declined from 0.74% to 0.68% over those same periods, a 6-basis point decline. A significant portion of our time deposits have already repriced in today’s low interest rate environment, as a result, the change in interest expense is mainly attributable to the increase in average balances than to interest rates.

For the six-month period ended September 30, 2016, average interest-bearing deposit balances increased for all types of deposits when compared to the same period last year as a result of both the Fraternity and Fairmount acquisitions, as well as promotional efforts to raise funds for new loan growth. We remain focused on changing the mix of our deposit portfolio by maintaining our maturing certificates of deposits and growing lower cost core deposits, including savings, interest-bearing checking and money market accounts. The average balance of time deposits increased $106.1 million, or 69.5%, to $258.9 million for the six months ended ended September 30, 2016 compared to $152.8 million for the six months ended September 30, 2015. Over this same period, the average balance of core interest bearing deposits increased $57.7 million, or 97.2%, to $117.0 million for the six months ended September 30, 2016 compared to $59.3 million for the six months ended September 30, 2015. The growth in core deposits was primarily a result of the continued efforts by our cash management and financial service teams, as well as those core deposits assumed in the Fraternity and Fairmount acquisitions.

Noninterest-bearing deposits allow us to fund growth in interest-earning assets at minimal cost. As a result of the growth generated from the efforts of our cash management personnel, commercial loan officers working with commercial clients to move their deposit relationship to Hamilton Bank and the acquisitions of Fraternity and Fairmount, average noninterest-bearing deposits increased $3.6 million, or 18.9%, to $22.6 million for the six months ended September 30, 2016, compared to $19.0 million for the six months ended September 30, 2015.

For the six-month period ended September 30, 2016, the average interest-bearing borrowings were $25.2 million compared to an average balance of $6.9 million for the same period a year ago. The borrowings consisted entirely of advances from the Federal Home Loan Bank (“FHLB”). At September 30, 2016, the Bank had $25.5 million in outstanding advances from the FHLB, all of which were assumed through the Fraternity and Fairmount acquisitions. These borrowings carried an average rate of 0.95% for the six months ended September 30, 2016. Borrowing from the FHLB in today’s low interest rate environment can be a more cost effective means to obtain funds if deposits are not growing compared to selling investment securities that are earning a higher yield.

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

	Six Months Ended September 30,
	(dollars in thousands)
	2016			2015
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Cash and cash equivalents	$63,530	$119	0.37%	$19,393	$14	0.14%
Investment securities (1)	21,839	268	2.45%	21,101	247	2.34%
Mortgage-backed securities	63,184	519	1.64%	66,342	575	1.73%
Loans receivable, net (2)	302,715	7,148	4.72%	171,987	4,100	4.77%
Total interest-earning assets	451,268	8,054	3.57%	278,823	4,936	3.54%
Noninterest-earning assets	38,645			21,848
Total assets	$489,913			$300,671

Interest-bearing liabilities:
Certificates of deposit	$258,920	$1,166	0.90%	$152,791	$758	0.99%
Money Market	58,237	86	0.30%	28,550	19	0.13%
Statement savings	42,030	32	0.15%	19,044	5	0.05%
NOW accounts	16,708	2	0.02%	11,713	2	0.03%
Total interest-bearing deposits	375,895	1,286	0.68%	212,098	784	0.74%
Borrowings	25,180	119	0.95%	6,907	26	0.75%
Total interest-bearing liabilities	401,075	1,405	0.70%	219,005	810	0.74%

Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	22,615			19,024
Other noninterest-bearing liabilities	6,220			1,715
Total liabilities	429,910			239,744
Total shareholders’ equity	60,003			60,927
Total liabilities and shareholders’ equity	$489,913			$300,671

Net interest income		$6,649			$4,126
Net interest rate spread (3)			2.87%			2.80%
Net interest-earning assets (4)	$50,193			$59,818
Net interest margin (5)			2.95%			2.96%
Average interest-earning assets to average interest-bearing liabilities	112.51%			127.31%

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

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was $260,000 charged to the provision for loan losses for the six months ended September 30, 2016 compared to a provision for loan losses of $120,000 for the six months ended September 30, 2015. In the first half of fiscal 2017, approximately $170,000 of the $260,000 charged to the provision for loan losses is related to two performing TDRs that were charged a risk adjusted rate of interest when their modified rate period expired. The remaining provision for loan loss is related to organic loan growth. As reflected in the table below, there were minimal charge-offs experienced during the quarter. Management identified probable losses in the loan portfolio and recorded net charge-offs of $20,000 for the six months ended September 30, 2016, compared to $76,000 for the comparable period a year ago.

The allowance for loan losses was $1.9 million, or 48.6% of non-performing loans at September 30, 2016 compared to $1.7 million, or 59.0% of non-performing loans at September 30, 2015. The decrease in the percentage is due to two related commercial real estate loans with a recorded investment balance of $2.7 million that were placed on non-accrual in October 2015. We charged-off $567,000 relating to these loans in March 2016.

During the six months ended September 30, 2016, loan charge offs totaled $47,000 with recoveries of $27,000, compared to $186,000 in charge offs and $110,000 in recoveries during the six months ended September 30, 2015. During the remainder of fiscal year 2017, we expect that we will continue our emphasis in growing commercial real estate and commercial business loans, which have higher interest rates than one-to four-family mortgage loans, but are generally considered to bear higher risk than one-to four-family mortgage loans and could contribute to higher provisions going forward.

Summary of Allowance for Loan Losses Activity. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Six Months Ended
	September 30,
	2016	2015
	(dollars in thousands)

Allowance for loan losses at beginning of period	$1,702	$1,690
Charge-offs:
Real estate loans:
One-to four-family	44	162
Commercial	-	-
Construction	-	-
Commercial business	2	10
Home equity	-	6
Consumer	1	8
Total charge-offs	47	186
Recoveries	27	110
Net charge-offs	20	76
Provision for loan losses	260	120
Allowance for loan losses at end of period	$1,942	$1,734

Allowance for loan losses to non-performing loans	48.62%	59.04%
Allowance for loan losses to total loans outstanding at the end of the period	0.59%	0.77%
Net charge-offs to average loans outstanding during the period (annualized)	0.01%	0.09%

Noninterest Revenue. Noninterest revenue decreased $325,000, or 37.1%, to $552,000 for the six months ended September 30, 2016, compared to $877,000 for the six months ended September 30, 2015. The following table outlines the changes in components of noninterest revenue for the six-month periods.

	Six months ended
	September 30,
	2016	2015	$ Change	% Change
Service charges	$214,608	$193,220	$21,388	11.1
Gain on sale of investment securities	-	21,715	(21,715)	N/A
Gain on sale of loans held for sale	21,609	35,569	(13,960)	(39.2)
Gain on sale of property and equipment	-	407,188	(407,188)	N/A
Earnings on bank-owned life insurance	238,626	176,446	62,180	35.2
Other fees and commissions	77,153	43,271	33,882	78.3

Total noninterest revenue	$551,996	$877,409	$(325,413)	(37.1)

Noninterest revenue decreased in large part due to a $407,000 gain on the sale of the Towson branch property in the 2015 period. The branch was closed in early May 2015. Excluding this gain, non-interest revenue increased $82,000, or 17.4%, compared to the comparable period last year.

Service charges associated with retail deposit products increased during the six months ended September 30, 2016 compared to the same period a year ago because of the Fairmount and Fraternity acquisitions and management’s continued focus on growing core deposits, particularly checking accounts, which typically generate more service fee income. We continually review our fee structure on transactional accounts so that we may be more aligned with our market. Customers, however, have become more cost conscious of fees and better manage their deposit relationship with the Bank.

The increase in earnings on bank-owned life insurance (BOLI) is associated with $5.1 million in BOLI assumed by Hamilton in the Fraternity acquisition. The revenue earned from BOLI is exempt for tax purposes.

Other fees and commissions include loan fees charged to customers, merchant credit fees, and other smaller fees. Loan fees for the six months ended September 30, 2016 totaled $59,000 and included charges to customers for loan applications, processing, and /or extensions. Merchant credit card fees represent a revenue sharing agreement the bank has with a credit card processing company for card services used by the Bank’s borrowers. Merchant credit card fees amounted to $13,000 for the six months ended September 30, 2016 compared to $9,000 for the comparable period a year ago.

Offsetting the increases in noninterest revenue for the first six months of fiscal 2017 was a decrease in gains on the sale of loans held for sale and gains from the sale of investment securities. Gain on sale of loans held for sale represents revenue earned on loans sold in the secondary and premiums associated with such sales. We sell a majority of our newly originated one-to four-family residential mortgage loans with a maturity greater than 10 years to the secondary market with service released to assist in managing our interest rate risk in anticipation of rising interest rates.

Noninterest Expense. Noninterest expense increased $2.1 million, or 42.7%, to $7.0 million for the six months ended September 30, 2016 compared to the six months ended September 30, 2015. The following table outlines the changes in components of noninterest expense for the six-month periods.

	Six months ended
	September 30,
	2016	2015	$ Change	% Change
Salaries and benefits	$3,434,908	$2,431,893	$1,003,015	41.2
Occupancy	474,771	353,662	121,109	34.2
Advertising	75,330	45,814	29,516	64.4
Furniture and equipment	197,760	152,675	45,085	29.5
Data processing	376,811	285,011	91,800	32.2
Legal services	113,448	57,991	55,457	95.6
Other professional services	545,514	159,907	385,607	241.1
Merger related expenses	197,233	631,580	(434,347)	(68.8)
Branch consolidation expense	437,424	-	437,424	N/A
Deposit insurance premiums	188,188	88,865	99,323	111.8
Foreclosed real estate expense and losses (gains)	8,108	13,887	(5,779)	(41.6)
Other operating	910,260	654,611	255,649	39.1

Total noninterest expense	$6,959,755	$4,875,896	$2,083,859	42.7

Overall noninterest expense is elevated for both of the periods shown as a result of acquisition related costs pertaining to the branch consolidation and Fraternity acquisition that closed in May 2016, as well as the acquisition related costs associated with Fairmount in the prior year period. The merger expenses include fees paid to attorneys, investment bankers and accountants, data conversion, as well as other related costs. Branch consolidation expense of $437,000 pertains to the closing of our Cockeysville branch office in May 2016 due to branch overlap from the Fraternity acquisition. A breakdown of the acquisition related expenses is shown in the following table.

	Six Months Ended September 30,
	2016	2015
Legal	$55,500	$364,523
Professional services	135,383	188,842
Advertising	-	2,779
Date processing	-	48,745
Other	6,350	26,691
Total meger related expenses	$197,233	$631,580

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

The largest increase in noninterest expenses for the six-month period-over-period was in salaries and benefits. The Company went from 56 full-time equivalent employees at September 30, 2015 to 73 full-time equivalent employees at September 30, 2016. The additional personnel are related to the retention of certain employees from the Fraternity acquisition and internal growth within our loan and back-office area. Also, for the six months ending September 30, 2016 and 2015, $158,000 in expense was recognized relating to equity awards granted to officers under the Company’s Equity Incentive Plan. The equity awards provide for management to have a vested interest in the performance of the Company and share in the benefit of an increase in shareholder value. Similarly, other operating expenses for the same periods include $59,000 in expense associated with equity awards granted to Directors.

Legal expense for the first half of fiscal 2017 increased over the same period a year ago due to the problem assets acquired in the Fairmount acquisition, particularly the non-owner occupied residential investor loans. Management is diligently working through these problem assets and has engaged legal counsel to assist with the collection and foreclosure process, as well as consult on how to proceed with certain borrowers. We have recently sold a pool of non-performing loans relating to the non-owner occupied residential investor loans to reduce costs, including legal expenses, associated with these loans going forward.

Other professional services increased for the six-month period on a period-over-period basis due to increased audit fees resulting from an increase in our asset size and consulting on the purchase accounting associated with our acquisitions. Also contributing to the increase are payments to the executives of Fraternity under non-compete agreements. The expense associated with these agreements is $860,000 and will be recognized over the two year contractual period of the agreements, including $242,000 that was recognized for the six month period ended September 30, 2016. In addition, we are paying consulting fees over a six-month period to the same Fraternity executives to assist in the retaining and transitioning of our newly acquired customer base.

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

Management actively explores ways to reduce costs and improve efficiency. We monitor our costs associated with daily operations and review existing vendor contracts for additional savings and/or seek alternative vendors. These actions, along with efficiencies achieved through the acquisitions of Fraternity and Fairmount, continue to improve our efficiency ratio.

Income Tax Expense. We recorded a tax benefit of $7,000 for the six months ended September 30, 2016 after pre-tax loss of $19,000, compared to a tax expense of $91,000 for the six months ended September 30, 2015 after pre-tax income of $8,000. The effective income tax rate was a negative 38.1% for the six months ending September 30, 2016. The tax expense and corresponding effective tax rate for the six-month period ended September 30, 2015 is higher than the pre-tax income due the acquisition related expenses and tax-exempt revenue. The respective acquisition related costs associated with each period are not tax deductible.

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

We also have the ability to borrow from the Federal Home Loan Bank Atlanta (FHLB) to meet our liquidity needs. At September 30, 2016, we had $25.5 million in borrowings from the FHLB, all of which were assumed through acquisitions, and the capacity to borrow approximately $104.2 million more, subject to our pledging sufficient assets. Historically we have not used borrowings to fund operations.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending, and investing activities during any given period. At September 30, 2016, cash and cash equivalents totaled $45.7 million and securities available for sale amounted to $95.7 million.

Total deposits, excluding those acquired in the Fraternity acquisition, increased $799,000 over the six months ended September 30, 2016, while increasing $31.5 million since September 30, 2015. The large increase compared to the prior year period is due to various deposit promotions in between these periods and $23.0 million in money market funds deposited by one customer. An estimated $16.0 million of the $23.0 million deposited by the one customer is expected to be withdrawn within the next three to four months. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. In the second half of fiscal 2016, we made a conscious effort to grow and retain maturing certificates of deposits through various promotions to assist in funding organic loan growth. Certificates of deposit allowed us to lock in those funds for an extended period of time based upon current interest rates. This strategy began to change over the first quarter of fiscal 2017 due to the excess liquidity that had built up in the form of cash from the acquisition of Fraternity. We discontinued our promotional efforts with certificates of deposit in hope of maintaining these deposits as they mature and continued to focus more on generating lower costing core deposits (considered to be all deposits other than certificates of deposit). At September 30, 2016, certificates of deposit scheduled to mature within one year totaled $142.3 million, or 52.5% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods due to the current low interest rate environment and local competitive pressures. Whether we retain these deposits will be determined in part by the interest rates we are willing to pay on such deposits. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit due on or before September 30, 2017.

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. At September 30, 2016, we had $58.0 million in commitments to extend credit outstanding.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2016, we exceeded all of the applicable regulatory capital requirements for the Bank, including the new requirement under Basel III to obtain a minimum common equity core (Tier 1) capital to risk-weighted assets ratio of 5.125%. To be classified as a well-capitalized bank, we must have a common equity core (Tier 1) capital to risk-weighted assets ratio of at least 6.5%. For the period ended September 30, 2016, our common equity to Tier 1 capital was $38.5 million, or 11.71%, of total risk-weighted assets compared to $44.5 million, or 19.06% of total risk-weighted assets for the year ended March 31, 2016.

Our core (Tier 1) capital was $38.5 million and $44.5 million, or 7.65% and 11.78% of adjusted total assets, at September 30, 2016 and March 31, 2016, respectively. In order to be classified as “well-capitalized” under federal banking regulations, we were required to have core capital of at least $25.2 million, or 5.0% of adjusted assets, as of September 30, 2016. To be classified as a well-capitalized bank, we must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%, and a Tier 1 risk-based capital to risk-weighted assets of at least 8%. At September 30, 2016 and March 31, 2016, we had total risk-based capital ratios of 12.31% and 19.81%, respectively, and Tier 1 risk-based capital ratios of 11.71% and 19.06%, respectively. Our regulatory risk weighted capital ratios decreased during the second half of fiscal 2017 as a result of our risk-weighted assets increasing due to the Fraternity acquisition and to a lesser extent, increases in commercial loans due to organic growth.

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

Item 1A.     Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 29, 2016. As of September 30, 2016, except for the additional risk factors set forth below, the risk factors of the Company have not changed materially from those disclosed in the annual report.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of September 30, 2016 (unaudited) and March 31, 2016; (ii) the Consolidated Statements of Operations for the three and six months ended September 30, 2016 and 2015 (unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2016 and 2015 (unaudited); (iv) the Consolidated Statements of Equity for the six months ended September 30, 2016 and 2015 (unaudited); (v) the Consolidated Statement of Cash Flows for the six months ended September 30, 2016 and 2015 (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

____________________

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

HAMILTON BANCORP, INC.

Date: November 14, 2016	/s/ Robert A. DeAlmeida
Robert A. DeAlmeida
President and Chief Executive Officer

Date: November 14, 2016	/s/ John P. Marzullo
John P. Marzullo
Senior Vice President, Chief Financial Officer and Treasurer