Form 10-Q
period 2016-12-31
Hamilton Bancorp, Inc.
filed 2017-02-14
CIK 1551739

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016

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

YES [   ]     NO [X]

3,409,243 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of February 14, 2017.

Hamilton Bancorp, Inc. and Subsidiaries

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

December 31, 2016 and March 31, 2016

	December 31,	March 31,
	2016	2016
	(Unaudited)	(Audited)
Assets
Assets
Cash and due from banks	$15,703,886	$47,101,688
Federal funds sold	2,611,864	20,346,848
Cash and cash equivalents	18,315,750	67,448,536
Certificates of deposit held as investment	499,303	3,968,229
Securities available for sale, at fair value	106,754,363	70,484,400
Federal Home Loan Bank stock, at cost	1,640,100	1,042,500
Loans held for sale	-	259,450
Loans	331,398,269	221,859,056
Allowance for loan losses	(2,063,569)	(1,702,365)
Net loans and leases	329,334,700	220,156,691
Premises and equipment, net	4,228,766	3,555,474
Premises and equipment held for sale	-	405,000
Foreclosed real estate	460,220	443,015
Accrued interest receivable	1,481,388	948,166
Bank-owned life insurance	18,132,876	12,709,908
Deferred income taxes	7,408,268	2,353,141
Income taxes refundable	-	228,920
Goodwill and other intangible assets	9,393,243	7,386,111
Other assets	2,186,102	1,527,014
Total Assets	$499,835,079	$392,916,555

Liabilities and Shareholders' Equity
Liabilities
Noninterest-bearing deposits	$22,397,875	$19,747,437
Interest-bearing deposits	385,927,067	294,246,214
Total deposits	408,324,942	313,993,651
Borrowings	26,194,142	14,805,237
Advances by borrowers for taxes and insurance	1,112,278	1,079,794
Other liabilities	3,529,827	1,493,290
Total liabilities	439,161,189	331,371,972

Commitments and contingencies	-	-

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized. Issued: 3,413,646 shares at December 31, 2016 and March 31, 2016	34,136	34,136
Additional paid in capital	31,631,868	31,242,731
Retained earnings	32,707,101	32,659,455
Unearned ESOP shares	(2,221,800)	(2,369,920)
Accumulated other comprehensive loss	(1,477,415)	(21,819)
Total shareholders' equity	60,673,890	61,544,583
Total Liabilities and Shareholders' Equity	$499,835,079	$392,916,555

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

Three and Nine Months Ended December 31, 2016 and 2015

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

Interest revenue
Loans, including fees	$3,878,223	$2,805,851	$11,026,020	$6,906,069
U.S. treasuries, government agencies and FHLB stock	33,022	91,940	182,130	276,415
Municipal and corporate bonds	107,564	31,722	226,230	94,145
Mortgage-backed securities	310,709	272,751	829,437	848,181
Federal funds sold and other bank deposits	28,065	18,005	147,504	31,650
Total interest revenue	4,357,583	3,220,269	12,411,321	8,156,460

Interest expense
Deposits	673,348	458,024	1,959,630	1,241,457
Borrowed funds	74,336	38,191	192,977	64,487
Total interest expense	747,684	496,215	2,152,607	1,305,944

Net interest income	3,609,899	2,724,054	10,258,714	6,850,516
Provision for loan losses	780,000	70,000	1,040,006	190,000
Net interest income after provision for loan losses	2,829,899	2,654,054	9,218,708	6,660,516

Noninterest revenue
Service charges	104,882	102,979	319,489	304,951
Gain on sale of investment securities	23,720	20,497	23,720	42,212
Gain on sale of loans held for sale	1,438	7,826	23,047	43,395
(Loss) gain on sale of property and equipment	(11,043)	-	(11,043)	407,188
Earnings on bank-owned life insurance	126,302	87,616	364,928	264,062
Other	42,784	14,675	119,937	49,194
Total noninterest revenue	288,083	233,593	840,078	1,111,002

Noninterest expenses
Salaries	1,354,327	1,102,598	4,092,481	3,018,168
Employee benefits	359,987	293,260	1,056,741	809,583
Occupancy	234,310	195,155	709,081	548,817
Advertising	16,305	43,295	91,635	89,109
Furniture and equipment	93,058	85,077	290,818	237,752
Data processing	206,596	154,977	583,407	439,989
Legal services	47,831	52,100	161,278	110,091
Other professional services	284,979	131,353	808,309	291,260
Merger related expenses	-	196,645	219,417	828,225
Branch consolidation expense	-	-	437,424	-
Deposit insurance premiums	63,571	63,105	251,759	151,970
Foreclosed real estate expense and losses (gains)	(1,578)	3,270	6,530	17,157
Other operating	457,466	459,817	1,367,726	1,114,428
Total noninterest expenses	3,116,852	2,780,652	10,076,606	7,656,549

Income (loss) before income taxes	1,130	106,995	(17,820)	114,969
Income tax (benefit) expense	(58,239)	234,176	(65,466)	324,830
Net income (loss)	$59,369	$(127,181)	$47,646	$(209,861)

Net income (loss) per common share:
Basic	$0.02	$(0.04)	$0.01	$(0.07)
Diluted	$0.02	$(0.04)	$0.01	$(0.07)

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

Three and Nine Months Ended December 31, 2016 and 2015

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

Net income (loss)	$59,369	$(127,181)	$47,646	$(209,861)
Other comprehensive income:
Unrealized loss on investment securities available for sale	(2,467,108)	(801,265)	(2,380,040)	(716,655)
Reclassification adjustment for realized gain on investment securities available for sale included in net income	(23,720)	(20,497)	(23,720)	(42,212)
Total unrealized loss on investment securities available for sale	(2,490,828)	(821,762)	(2,403,760)	(758,867)
Income tax benefit relating to investment securities available for sale	(982,508)	(324,144)	(948,164)	(299,335)
Other comprehensive income (loss)	(1,508,320)	(497,618)	(1,455,596)	(459,532)

Total comprehensive loss	$(1,448,951)	$(624,799)	$(1,407,950)	$(669,393)

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Nine Months Ended December 31, 2016 and 2015

					Accumulated
		Additional		Unearned	other	Total
	Common	paid-in	Retained	ESOP	comprehensive	shareholders'
	stock	capital	earnings	shares	loss	equity

Balance March 31, 2015	$34,177	$30,832,815	$32,752,071	$(2,518,040)	$(301,315)	$60,799,708
Net loss	-	-	(209,861)	-	-	(209,861)
Unrealized loss on available for sale securities, net of tax effect of $ (299,335)	-	-	-	-	(459,532)	(459,532)
Stock based compensation - options	-	156,907	-	-	-	156,907
Restricted stock - compensation and activity	4	168,995	-	-	-	168,999
ESOP shares allocated for release	-	38,210	-	148,120	-	186,330

Balance December 31, 2015	$34,181	$31,196,927	$32,542,210	$(2,369,920)	$(760,847)	$60,642,551

Balance March 31, 2016	$34,136	$31,242,731	$32,659,455	$(2,369,920)	$(21,819)	$61,544,583
Net income	-	-	47,646	-	-	47,646
Unrealized loss on available for sale securities, net of tax effect of $ (948,164)	-	-	-	-	(1,455,596)	(1,455,596)
Stock based compensation - options	-	156,907	-	-	-	156,907
Stock based compensation - restricted stock	-	169,279	-	-	-	169,279
ESOP shares allocated for release	-	62,951	-	148,120	-	211,071

Balance December 31, 2016	$34,136	$31,631,868	$32,707,101	$(2,221,800)	$(1,477,415)	$60,673,890

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended December 31, 2016 and 2015

	Nine Months Ended
	December 31,
	2016	2015

Cash flows from operating activities
Interest received	$12,443,330	$8,379,943
Fees and commissions received	428,385	761,333
Interest paid	(3,005,077)	(1,397,455)
Cash paid to suppliers and employees	(8,881,370)	(7,160,562)
Origination of loans held for sale	(2,397,825)	(4,486,900)
Proceeds from sale of loans held for sale	2,680,322	4,955,978
Increase in deferred tax asset and income tax refundable	(1,479,473)	(204,030)
Net cash (used) provided by operating activities	(211,708)	848,307

Cash flows from investing activities
Acquisition, net of cash acquired	(11,006,813)	(12,723,871)
Proceeds from sale of securities available for sale	4,273,234	9,985,335
Proceeds from maturing and called securities available for sale, including principal pay downs	24,634,898	14,067,458
Proceeds from sale of certificates of deposit	2,228,273	-
Proceeds from maturing and called certificates of deposit	1,724,000	514,510
Redemption of Federal Home Loan Bank stock	185,000	-
Purchase of investment securities available for sale	(50,585,898)	-
Loans made, net of principal repayments	(1,442,039)	(13,728,071)
Purchase of premises and equipment	(190,682)	(47,219)
Proceeds from sale of premises and equipment	429,177	463,839
Proceeds from sale of foreclosed real estate	-	11,752
Net cash used by investing activities	(29,750,850)	(1,456,267)

Cash flows from financing activities
Net increase (decrease) in
Deposits	(15,202,712)	13,308,083
Advances by borrowers for taxes and insurance	32,484	(95,546)
Proceeds from borrowings	-	2,000,000
Payments of borrowings	(4,000,000)	(2,000,000)
Issuance of restricted stock	-	4
Net cash (used) provided by financing activities	(19,170,228)	13,212,541

Net (decrease) increase in cash and cash equivalents	(49,132,786)	12,604,581

Cash and cash equivalents at beginning of period	67,448,536	16,643,888

Cash and cash equivalents at end of period	$18,315,750	$29,248,469

Supplemental Disclosures of Cash Flow Information:
Total cash consideration paid for Fraternity acquisition	$25,704,871	$-
Total cash consideration paid for Fairmount acquisition	-	14,192,370
Less cash acquired	14,698,058	1,468,499
Acquisition, net of cash acquired	$11,006,813	$12,723,871

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

	Nine Months Ended
	December 31,
	2016	2015

Reconciliation of net income (loss) to net cash (used) provided by operating activities
Net income (loss)	$47,646	$(209,861)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Amortization of premiums on securities	600,201	311,204
Amortization of premiums on certificates of deposit	12,927	7,043
Gain on sale of investment securities	(23,720)	(42,212)
Loan discount accretion	(103,330)	25,811
Deposit premium amortization	(455,107)	(52,656)
Borrowing premium amortization	(404,632)	(41,955)
Core deposit intangible asset amortization	89,506	38,620
Premises and equipment depreciation and amortization	251,976	200,092
Loss (gain) on disposal of premises and equipment	11,043	(407,188)
Stock based compensation	326,186	325,902
Provision for loan losses	1,040,006	190,000
ESOP shares allocated for release	211,071	186,330
Decrease (increase) in
Accrued interest receivable	(533,222)	(161,838)
Loans held for sale	259,450	425,683
Cash surrender value of life insurance	(364,927)	(264,062)
Income taxes refundable and deferred income taxes	(1,544,939)	120,800
Other assets	2,300,101	374,756
Increase (decrease) in
Accrued interest payable	7,269	3,100
Deferred loan origination fees	55,433	41,263
Other liabilities	(1,994,646)	(222,525)
Net cash (used) provided by operating activities	$(211,708)	$848,307

Noncash investing activity
Real estate acquired through foreclosure	$17,205	$12,560

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2016

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. We derived the balances as of March 31, 2016 from audited financial statements. Operating results for the three and nine months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017, or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016. Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation.

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

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

Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The loans acquired from the Company’s acquisition of Fraternity on May 13, 2016 (see Note 3 “Acquisitions”) were recorded at fair value at the acquisition date and no separate valuation allowance was established.  The initial fair values were determined by management, with the assistance of an independent valuation specialist, based on estimated expected cash flows discounted at appropriate rates.  The discount rates were based on market rates for new originations of comparable loans and did not include a separate factor for loan losses as that was included in the estimated cash flows.

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

Recent Accounting Pronouncements

ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update made the following changes that may affect the Company: (1) Debt Prepayment or Debt Extinguishment Costs: Cash payments for debt prepayment or debt extinguishment costs should be classified as cash flows for financing activities. (2) Proceeds from the settlement of Bank-Owned Life Insurance Policies: Cash proceeds received from the settlement of bank-owned life insurance policies should be classified as cash flows from investing activities. The cash payments for premiums on bank-owned policies may be classified as cash flows from investing activities, operating activities, or a combination of investing and operating activities. The amendments in this Update will be effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not expect the guidance to have a material impact on its financial statements.

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

	As recorded by
	Fraternity Community	Fair Value		As recorded by
	Bancorp, Inc.	Adjustments		Hamilton Bancorp, Inc.
Identifiable assets:
Cash and cash equivalents	$15,196,058	$-		$15,196,058
Investment securities available for sale	17,570,712	-		17,570,712
FHLB Bank Stock	782,600	-		782,600
Loans	108,872,041	(126,757)	A	108,745,284
Allowance For Loan Loss	(1,550,000)	1,550,000	A	-
Premises and equipment	691,095	78,711	B	769,806
Bank-Owned Life Insurance	5,058,041	-		5,058,041
Deferred income taxes	2,743,481	(410,377)	C	2,333,104
Other assets	2,877,665	-		2,877,665
Total identifiable assets	$152,241,693	$1,091,577		$153,333,270

Identifiable liabilities:
Non-interest bearing deposits	1,242,187	-		1,242,187
Interest bearing deposits	107,648,792	1,098,131	D	108,746,923
Borrowings	15,000,000	793,537	E	15,793,537
Other liabilities	4,023,914	-		4,023,914
Total identifiable liabilities	$127,914,893	$1,891,668		$129,806,561

Net tangible assets acquired	24,326,800	(800,091)		23,526,709

Definite lived intangible assets acquired	-	242,020		242,020
Goodwill	-	1,936,142		1,936,142
Net intangible assets acquired	-	2,178,162		2,178,162

Total cash consideration	$24,326,800	$1,378,071		$25,704,871

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

Pro forma Condensed Combined Financial Information. The following schedule includes consolidated statements of operations data for the unaudited pro forma results for the three months ended December 31, 2015 and nine-month periods ended December 31, 2016 and 2015 as if the Fraternity acquisition had occurred as of the beginning of the periods presented.

	Three Months Ended
	December 31,	Nine Months Ended December 31,
	2015	2016	2015
Net interest income	$3,978,170	$10,862,778	$10,589,458
Other non-interest revenue	236,691	862,502	1,245,048
Total revenue	4,214,861	11,725,279	11,834,506
Provision expense	70,000	1,040,006	190,000
Other non-interest expense	3,775,757	9,420,767	11,044,009
Income before income taxes	369,104	1,264,507	600,497
Income tax expense	389,641	385,181	534,920
Net (loss) income	$(20,537)	$879,325	$65,577

Basic (loss) earnings per share	$(0.01)	$0.28	$0.02
Diluted (loss) earnings per share	$(0.01)	$0.28	$0.02

We have not included any provision for loan losses during the period for loans acquired from Fraternity. In accordance with accounting for business combinations, we included the credit losses evident in the loans in the determination of the fair value of loans at the date of acquisition and eliminated the allowance for loan losses maintained by Fraternity at acquisition date. Also excluded are an estimated $3.0 million in merger related expenses associated with completing the actual acquisition. This expense includes expenses incurred by both the buyer and the seller. For the three and nine months ending December 31, 2015, acquisition costs of $196,000 and $828,000, respectively, associated with the acquisition of Fairmount are included in non-interest expense. For the nine months ending December 31, 2016 there were no acquisition costs attributable to Fairmount because that acquisition had been completed at that time. The acquisition expenses are non-deductible and the reasoning for income tax expense being higher in those periods relative to pre-tax income.

We have presented the pro forma financial information for illustrative purposes only and it is not necessarily indicative of the financial results of the combined companies had we actually completed the acquisition at the beginning of the periods presented, nor does it indicate future results for any other interim or full year period. Pro forma basic and diluted earnings per common share were calculated using Hamilton Bancorp’s actual weighted average shares outstanding for the periods presented, assuming the acquisition occurred at the beginning of the periods presented.

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

	As recorded by	Fair Value		As recorded by
	Fairmount Bancorp, Inc.	Adjustments		Hamilton Bancorp, Inc.
Identifiable assets:
Cash and cash equivalents	$1,468,499	$-		$1,468,499
Certificates of deposit	4,467,825	27,772	A	4,495,597
Investment securities available for sale	9,729,405	-		9,729,405
Loans	55,454,414	(1,876,502)	B	53,577,912
Allowance For Loan Loss	(591,070)	591,070	B	-
Premises and equipment	2,975,587	(726,997)	C	2,248,590
Core Deposit Intangible	22,802	(22,802)	D	-
Deferred income taxes	965,256	596,675	E	1,561,931
Other assets	1,031,755	-		1,031,755
Total identifiable assets	$75,524,473	$(1,410,784)		$74,113,689

Identifiable liabilities:
Non-interest bearing deposits	909,669	-		909,669
Interest bearing deposits	52,123,868	433,429	F	52,557,297
Borrowings	10,500,000	389,147	G	10,889,147
Other liabilities	120,351	-		120,351
Total identifiable liabilities	$63,653,888	$822,576		$64,476,464

Net tangible assets acquired	11,870,585	(2,233,360)		9,637,225

Definite lived intangible assets acquired	-	542,540		542,540
Goodwill	-	4,012,605		4,012,605
Net intangible assets acquired	-	4,555,145		4,555,145

Total cash consideration	$11,870,585	$2,321,785		$14,192,370

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

Prior to the end of the September 11, 2016 measurement period, if information became available which indicated the purchase price allocations require adjustments, we included such adjustments in the purchase price allocation retrospectively. During this measurement period, we made a net adjustment of $215,000 in the purchase price allocations. These adjustments included items relating to the valuation of loans, property and equipment, payables and deferred taxes.

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Pro forma Condensed Combined Financial Information. The following schedule includes consolidated statements of operations data for the unaudited pro forma results for the nine month periods ended December 31, 2016 and 2015 as if the Fairmount acquisition had occurred as of the beginning of the periods presented.

	Nine Months Ended December 31,
	2016	2015
Net interest income	$10,258,714	$8,323,913
Other non-interest revenue	840,079	1,214,209
Total revenue	11,098,793	9,538,122
Provision expense	1,040,006	180,000
Other non-interest expense	10,076,607	7,662,302
Income before income taxes	(17,820)	1,695,820
Income tax expense	(65,466)	624,593
Net income	$47,646	$1,071,226

Basic earnings per share	$0.01	$0.34
Diluted earnings per share	$0.01	$0.34

The pro forma condensed financial information in the table above for the nine months ending December 31, 2016, includes the revenue and expenses associated with the acquisition of Fraternity Community Bancorp, Inc. on May 13, 2016 through the end of the period, including $1.1 million in acquisition related and branch consolidation expenses.

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

We have presented the pro forma financial information for illustrative purposes only and it is not necessarily indicative of the financial results of the combined companies had we actually completed the acquisition at the beginning of the periods presented, nor does it indicate future results for any other interim or full year period. Pro forma basic and diluted earnings per common share were calculated using Hamilton Bancorp’s actual weighted average shares outstanding for the periods presented, assuming the acquisition occurred at the beginning of the periods presented.

Fraternity and Fairmount acquisition expenses. In connection with the acquisition of Fraternity and Fairmount, the Company incurred merger related costs. These expenses were primarily related to legal, other professional services and system conversions. The following table details the expenses included in the consolidated statements of operations for the periods shown.

	Three months ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Legal	$-	$68,528	$55,500	$433,051
Professional services	-	128,117	157,567	316,959
Advertising	-	-	-	2,779
Data processing	-	-	-	48,745
Other	-	-	6,350	26,691
Total meger related expenses	$-	$196,645	$219,417	$828,225

In addition, included in other professional service expense in the Statement of Operations for the three and nine months ended December 31, 2016 is $145,000 and $387,000 relating to non-compete agreements and $26,800 and $80,400 in consulting expense that has been paid to former executives in the acquisitions, respectively. The non-compete agreements are for a term of one and two years for various former executives, while the consulting contract was for a six-month period that ended November 2016.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

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

Both the basic and diluted earnings per share for the three and nine months ended December 31, 2016 and 2015 are summarized below:

	Three months ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015

Net income (loss)	$59,369	$(127,181)	$47,646	$(209,861)
Weighted average common shares outstanding - basic	3,176,815	3,166,470	3,176,708	3,166,230
Weighted average common shares outstanding - diluted	3,179,281	N/A	3,179,174	N/A
Income (loss) per common share - basic and diluted	$0.02	$(0.04)	$0.01	$(0.07)

Anti-dilutive shares	85,394	43,930	85,394	43,930

During the three and nine months ending December 31, 2015, none of the common stock equivalents were dilutive due to the loss reported during that period.

Note 5:	Investment Securities Available for Sale

The amortized cost and fair value of securities at December 31, 2016 and March 31, 2016, are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2016	cost	gains	losses	value

U.S. government agencies	$3,529,287	$442	$20,324	$3,509,405
Municipal bonds	17,141,022	2,503	994,563	16,148,962
Corporate bonds	2,000,000	-	86,472	1,913,528
Mortgage-backed securities	86,523,845	53,349	1,394,726	85,182,468
	$109,194,154	$56,294	$2,496,085	$106,754,363

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
March 31, 2016	cost	gains	losses	value

U.S. government agencies	$10,519,126	$20,622	$6,752	$10,532,996
Municipal bonds	4,061,599	51,105	140	4,112,564
Corporate bonds	2,000,000	-	101,360	1,898,640
Mortgage-backed securities	53,939,706	300,731	300,237	53,940,200
	$70,520,431	$372,458	$408,489	$70,484,400

Proceeds from sales of investment securities were $4,273,234 and $4,957,280 during the three months ended December 31, 2016 and 2015, respectively, with gains of $36,131 and losses of $12,411 for the three months ended December 31, 2016 and gains of $23,197 and losses of $2,700 for the three months ended December 31, 2015.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Proceeds from sales of investment securities were $4,273,234 and $9,985,335 during the nine months ended December 31, 2016 and 2015, respectively, with gains of $36,131 and losses of $12,411 for the nine months ended December 31, 2016 and gains of $95,912 and losses of $53,700 for the nine months ended December 31, 2015.

As of December 31, 2016 and March 31, 2016, all mortgage-backed securities are backed by U.S. Government-Sponsored Enterprises (GSE’s), except one private label mortgage-backed security that was acquired in the Fraternity acquisition in May 2016 with a book value of $95,489 and fair value of $95,356 as of December 31, 2016.

As of December 31, 2016 and March 31, 2016, the Company had one pledged security to the Federal Reserve Bank with a book value of $744,186 and $2,000,000 and a fair value of $729,816 and $1,993,266, respectively.

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2016 and March 31, 2016 follow. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available for Sale
	December 31, 2016		March 31, 2016
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value

Maturing
Within one year	$-	$-	$731,217	$731,060
Over one to five years	4,240,900	4,236,036	3,268,217	3,287,589
Over five to ten years	4,178,327	4,051,550	9,830,135	9,751,610
Over ten years	14,251,082	13,284,308	2,751,156	2,773,941
Mortgage-backed securities, in monthly installments	86,523,845	85,182,469	53,939,706	53,940,200
	$109,194,154	$106,754,363	$70,520,431	$70,484,400

The following table presents the Company's investments' gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position at December 31, 2016 and March 31, 2016.

	Less than 12 months		12 months or longer		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2016	losses	value	losses	value	losses	value

U.S. government agencies	$20,324	$3,004,648	$-	$-	$20,324	$3,004,648
Municipal bonds	994,563	14,805,701	-	-	994,563	14,805,701
Corporate bonds	-	-	86,472	1,913,528	86,472	1,913,528
Mortgage-backed securities	1,103,455	71,475,638	291,271	7,375,148	1,394,726	78,850,786
	$2,118,342	$89,285,987	$377,743	$9,288,676	$2,496,085	$98,574,663

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

	Less than 12 months		12 months or longer		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
March 31, 2016	losses	value	losses	value	losses	value

U.S. government agencies	$6,752	$2,244,157	$-	$-	$6,752	$2,244,157
Municipal bonds	140	480,168	-	-	140	480,168
Corporate bonds	-	-	101,360	1,898,640	101,360	1,898,640
Mortgage-backed securities	33,080	4,367,962	267,157	20,274,037	300,237	24,641,999
	$39,972	$7,092,287	$368,517	$22,172,677	$408,489	$29,264,964

The gross unrealized losses on debt securities are not considered by management to be other-than-temporary impairments. Management has the intent and ability to hold these securities until recovery of their value. In most cases, temporary impairment is caused by market interest rate fluctuations.

Note 6:	Loans Receivable and Allowance for Loan Losses

Loans receivable, excluding loans held for sale, consist of the following at December 31, 2016 and March 31, 2016:

	December 31, 2016				March 31, 2016
	Legacy (1)	Acquired	Total Loans	% of Total	Legacy (1)	Acquired	Total Loans	% of Total
Real estate loans:
One-to four-family:
Residential	$44,297,741	$87,924,992	$132,222,733	40%	$46,263,709	$23,036,569	$69,300,278	31%
Residential construction	6,973,282	557,310	7,530,592	2%	4,304,189	965,440	5,269,629	2%
Investor (2)	9,670,382	22,432,236	32,102,618	10%	12,076,911	15,783,008	27,859,919	13%
Commercial	94,173,223	15,511,630	109,684,853	33%	75,225,984	2,889,219	78,115,203	35%
Commercial construction	1,655,899	1,620,552	3,276,451	1%	1,982,571	1,274,148	3,256,719	2%
Total real estate loans	156,770,527	128,046,720	284,817,247	86%	139,853,364	43,948,384	183,801,748	83%
Commercial business	19,815,173	2,506,890	22,322,063	7%	17,773,967	2,621,625	20,395,592	9%
Home equity loans	13,737,121	7,948,303	21,685,424	7%	12,222,688	2,168,073	14,390,761	6%
Consumer	2,443,559	986,293	3,429,852	1%	3,072,677	1,106,434	4,179,111	2%
Total Loans	192,766,380	139,488,206	332,254,586	100%	172,922,696	49,844,516	222,767,212	100%
Net deferred loan origination fees and costs	(194,754)	-	(194,754)		(139,321)	-	(139,321)
Loan premium (discount)	50,670	(712,233)	(661,563)		77,983	(846,818)	(768,835)
	$192,622,296	$138,775,973	$331,398,269		$172,861,358	$48,997,698	$221,859,056

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

(2)	"Investor" loans are residential mortgage loans secured by non-owner occupied one-to four-family properties.

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

A substantial portion of the Bank's loan portfolio is real estate loans secured by residential and commercial real estate properties located in the Baltimore metropolitan area. Loans are extended only after evaluation of a customer's creditworthiness and other relevant factors on a case-by-case basis. The Bank generally does not lend more than 90% of the appraised value of a property and requires private mortgage insurance on residential mortgages with loan-to-value ratios in excess of 80%. In addition, the Bank generally obtains personal guarantees of repayment from borrowers and/or others for commercial construction loans and disburses the proceeds of those and similar loans only as work progresses on the related projects.

The following table details activity in the allowance for loan losses by portfolio segment for both the nine months ended December 31, 2016 and 2015 and for the year ended March 31, 2016. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

	Legacy					Acquired
		Provision					Provision
Nine months ended:	Allowance	for loan	Charge		Allowance	Allowance	for loan	Charge		Allowance
December 31, 2016	3/31/2016	losses	offs	Recoveries	12/31/2016	3/31/2016	losses	offs	Recoveries	12/31/2016

Real estate loans:
One-to four-family	$428,027	$118,357	$-	$2,482	$548,866	$-	$90,949	$97,509	$6,560	$-
Commercial	901,768	953,050	621,741	-	1,233,077	-	-	-	-	-
Commercial construction	42,377	345	-	-	42,722	-	-	-	-	-
Commercial business	228,199	(108,182)	1,521	28,827	147,323	-	-	-	-	-
Home equity loans	82,012	8,209	-	-	90,221	-	-	-	-	-
Consumer	19,982	(21,819)	4,073	7,270	1,360	-	(903)	-	903	-
	$1,702,365	$949,960	$627,335	$38,579	$2,063,569	$-	$90,046	$97,509	$7,463	$-

	Legacy					Acquired
		Provision					Provision
Nine months ended:	Allowance	for loan	Charge		Allowance	Allowance	for loan	Charge		Allowance
December 31, 2015	3/31/2015	losses	offs	Recoveries	12/31/2015	3/31/2015	losses	offs	Recoveries	12/31/2015

Real estate loans:
One-to four-family	$433,570	$179,413	$168,139	$848	$445,692	$-	$61,517	$86,352	$24,835	$-
Commercial	585,817	529,516	-	-	1,115,333	-	-	-	-	-
Commercial construction	67,835	(218,589)	-	236,906	86,152	-	-	-	-	-
Commercial business	473,127	(353,601)	10,533	150,547	259,540	-	-	-	-	-
Home equity loans	98,983	(9,962)	6,000	-	83,021	-	-	-	-	-
Consumer	727	31,883	7,565	940	25,985	-	-	-	-	-
Unallocated	30,177	(30,177)	-	-	-	-	-	-	-	-
	$1,690,236	$128,483	$192,237	$389,241	$2,015,723	$-	$61,517	$86,352	$24,835	$-

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

	Legacy					Acquired
		Provision					Provision
Year Ended:	Allowance	for Loan	Charge		Allowance	Allowance	for Loan	Charge		Allowance
March 31, 2016	3/31/2015	Losses	offs	Recoveries	3/31/2016	3/31/2016	Losses	offs	Recoveries	3/31/2016
Real estate loans:
One-to four-family	$433,570	$164,809	$171,200	$848	$428,027	$-	$95,703	$120,538	$24,835	$-
Commercial	585,817	883,852	567,901	-	901,768	-	-	-	-	-
Commercial construction	67,835	(262,362)	-	236,904	42,377	-	-	-	-	-
Commercial business	473,127	(426,731)	10,533	192,336	228,199	-	-	-	-	-
Home equity loans	98,983	(10,971)	6,000	-	82,012	-	-	-	-	-
Consumer	727	25,877	16,337	9,715	19,982	-	-	-	-	-
Unallocated	30,177	(30,177)	-	-	-	-	-	-	-	-
	$1,690,236	$344,297	$771,971	$439,803	$1,702,365	$-	$95,703	$120,538	$24,835	$-

The following table provides additional information on the allowance for loan losses and loan balances with respect to evaluation for impairment by segment:

	Legacy				Acquired
	Allowance		Loan Balance		Allowance		Loan Balance
	Individually	Collectively	Individually	Collectively	Individually	Collectively	Individually	Collectively
	evaluated	evaluated	evaluated	evaluated	evaluated	evaluated	evaluated	evaluated
	for	for	for	for	for	for	for	for
December 31, 2016	impairment	impairment	impairment	impairment	impairment	impairment	impairment	impairment

Real estate loans:
One-to four-family	$288,098	$260,768	$1,787,289	$59,154,116	$-	$-	$1,269,425	$109,645,113
Commercial	-	1,233,077	2,036,391	92,136,832	-	-	206,463	15,305,167
Commercial construction	-	42,722	-	1,655,899	-	-	-	1,620,552
Commercial business	-	147,323	781,623	19,033,550	-	-	-	2,506,890
Home equity loans	-	90,221	13,041	13,724,080	-	-	7,924	7,940,379
Consumer	-	1,360	-	2,443,559	-	-	37,576	948,717
	$288,098	$1,775,471	$4,618,344	$188,148,036	$-	$-	$1,521,388	$137,966,818

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

	Legacy				Acquired
	Allowance		Loan Balance		Allowance		Loan Balance
	Individually	Collectively	Individually	Collectively	Individually	Collectively	Individually	Collectively
	evaluated	evaluated	evaluated	evaluated	evaluated	evaluated	evaluated	evaluated
	for	for	for	for	for	for	for	for
December 31, 2015	impairment	impairment	impairment	impairment	impairment	impairment	impairment	impairment

Real estate loans:
One-to four-family	$79,301	$366,391	$1,959,393	$62,421,992	$-	$-	$1,663,950	$40,033,208
Commercial	-	1,115,333	3,329,058	73,131,183	-	-	-	2,925,586
Commercial construction	-	86,152	-	1,886,203	-	-	-	1,850,747
Commercial business	-	259,540	2,353,249	16,220,992	-	-	212,809	2,471,138
Home equity loans	-	83,021	17,578	12,045,351	-	-	-	2,212,783
Consumer	-	25,985	-	3,367,363	-	-	39,384	1,161,421
	$79,301	$1,936,422	$7,659,278	$169,073,084	$-	$-	$1,916,143	$50,654,883

	Legacy				Acquired
	Allowance		Loan Balance		Allowance		Loan Balance
	Individually	Collectively	Individually	Collectively	Individually	Collectively	Individually	Collectively
	Evaluated	Evaluated	Evaluated	Evaluated	Evaluated	Evaluated	Evaluated	Evaluated
	for	for	for	for	for	for	for	for
March 31, 2016	Impairment	Impairment	Impairment	Impairment	Impairment	Impairment	Impairment	Impairment
Real estate loans:
One-to four-family	$59,571	$368,456	$1,918,527	$60,726,282	$-	$-	$1,210,306	$38,574,711
Commercial	-	901,768	2,717,144	72,508,840	-	-	211,239	2,677,980
Commercial construction	-	42,377	-	1,982,571	-	-	-	1,274,148
Commercial business	-	228,199	1,279,233	16,494,734	-	-	-	2,621,625
Home equity loans	-	82,012	59,169	12,163,519	-	-	-	2,168,073
Consumer	-	19,982	-	3,072,677	-	-	42,488	1,063,946
	$59,571	$1,642,794	$5,974,073	$166,948,623	$-	$-	$1,464,033	$48,380,483

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Past due loans, segregated by age and class of loans, as of and for the nine months ended December 31, 2016 and as of and for the year ended March 31, 2016, were as follows:

			Loans				Accruing		Nonaccrual
	Loans	Loans	90 or more				loans 90 or		interest
	30-59 days	60-89 days	days	Total past	Current		more days	Nonaccrual	not
December 31, 2016	past due	past due	past due	due loans	loans	Totals loans	past due	loans	accrued
Legacy Loans:
Real estate loans:
One-to four-family	$825,322	$5,713	$191,878	$1,022,913	$59,918,492	$60,941,405	$-	$517,680	$17,229
Commercial	-	-	2,036,391	2,036,391	92,136,832	94,173,223	-	2,036,391	68,775
Commercial construction	-	-	-	-	1,655,899	1,655,899	-	-	-
Commercial business	-	-	-	-	19,815,173	19,815,173	-	-	-
Home equity loans	-	-	-	-	13,737,121	13,737,121	-	4,163	73
Consumer	-	-	-	-	2,443,559	2,443,559	-	-	-
	$825,322	$5,713	$2,228,269	$3,059,304	$189,707,076	$192,766,380	$-	$2,558,234	$86,077

			Loans				Accruing		Nonaccrual
	Loans	Loans	90 or more				loans 90 or		interest
	30-59 days	60-89 days	days	Total past	Current		more days	Nonaccrual	not
December 31, 2016	past due	past due	past due	due loans	loans	Totals loans	past due	loans	accrued
Acquired Loans:
Real estate loans:
One-to four-family	$1,243,891	$332,907	$435,342	$2,012,140	$108,902,398	$110,914,538	$-	$435,342	$56,805
Commercial	-	20,338	11,190	31,528	15,480,102	15,511,630	-	31,528	-
Commercial construction	-	-	-	-	1,620,552	1,620,552	-	-	-
Commercial business	-	-	18,455	18,455	2,488,435	2,506,890	-	18,455	-
Home equity loans	-	-	-	-	7,948,303	7,948,303	-	30	-
Consumer	-	5,139	-	5,139	981,154	986,293	-	1,047	33
	$1,243,891	$358,384	$464,987	$2,067,262	$137,420,944	$139,488,206	$-	$486,402	$56,838

			Loans				Accruing		Nonaccrual
	Loans	Loans	90 or more				loans 90 or		interest
	30-59 days	60-89 days	days	Total past	Current		more days	Nonaccrual	not
March 31, 2016	past due	past due	past due	due loans	loans	Totals loans	past due	loans	accrued
Legacy Loans:
Real estate loans:
One-to four-family	$468,887	$99,360	$388,104	$956,351	$61,688,458	$62,644,809	$165,701	$511,939	$18,494
Commercial	-	-	2,717,144	2,717,144	72,508,840	75,225,984	-	2,717,144	-
Commercial construction	-	-	-	-	1,982,571	1,982,571	-	-	-
Commercial business	-	-	121,760	121,760	17,652,207	17,773,967	-	121,760	47,646
Home equity loans	20,753	-	43,073	63,826	12,158,862	12,222,688	-	49,462	1,007
Consumer	-	-	-	-	3,072,677	3,072,677	-	-	-
	$489,640	$99,360	$3,270,081	$3,859,081	$169,063,615	$172,922,696	$165,701	$3,400,305	$67,147

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

			Loans				Accruing		Nonaccrual
	Loans	Loans	90 or more				loans 90 or		interest
	30-59 days	60-89 days	days	Total past	Current	Totals	more days	Nonaccrual	not
March 31, 2016	past due	past due	past due	due loans	loans	loans	past due	loans	accrued
Acquired Loans:
Real estate loans:
One-to four-family	$42,800	$-	$1,480,508	$1,523,308	$38,261,709	$39,785,017	$542,236	$938,272	$118,381
Commercial	-	-	-	-	2,889,219	2,889,219	-	-	-
Commercial construction	-	-	-	-	1,274,148	1,274,148	-	-	-
Commercial business	-	-	-	-	2,621,625	2,621,625	-	-	-
Home equity loans	-	-	-	-	2,168,073	2,168,073	-	-	-
Consumer	-	-	3,535	3,535	1,102,899	1,106,434	-	3,535	178
	$42,800	$-	$1,484,043	$1,526,843	$48,317,673	$49,844,516	$542,236	$941,807	$118,559

Impaired Loans as of and for the nine months ended December 31, 2016 and as of and for the year ended March 31, 2016, was as follows:

	Unpaid	Recorded	Recorded
	contractual	investment	investment	Total		Average
	principal	with no	with	recorded	Related	recorded	Interest
December 31, 2016	balance	allowance	allowance	investment	allowance	investment	recognized
Legacy Loans:
Real estate loans:
One-to four-family	$2,048,417	$394,759	$1,392,530	$1,787,289	$288,098	$1,792,551	$46,819
Commercial	3,433,621	2,036,391	-	2,036,391	-	2,610,661	987
Commercial construction	-	-	-	-	-	-	-
Commercial business	1,216,028	781,623	-	781,623	-	824,690	80,538
Home equity loans	37,916	13,041	-	13,041	-	14,628	188
Consumer	-	-	-	-	-	-	-
	$6,735,982	$3,225,814	$1,392,530	$4,618,344	$288,098	$5,242,530	$128,532

	Unpaid	Recorded	Recorded
	contractual	investment	investment	Total		Average
	principal	with no	with	recorded	Related	recorded	Interest
December 31, 2016	balance	allowance	allowance	investment	allowance	investment	recognized
Acquired Loans:
Real estate loans:
One-to four-family	$1,734,058	$1,269,425	$-	$1,269,425	$-	$1,148,691	$40,076
Commercial	256,463	206,463	-	206,463	-	208,859	5,848
Commercial construction	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Home equity loans	57,116	7,924	-	7,924	-	7,712	2,663
Consumer	68,230	37,576	-	37,576	-	40,396	4,228
	$2,115,867	$1,521,388	$-	$1,521,388	$-	$1,405,658	$52,815

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

	Unpaid	Recorded	Recorded
	contractual	investment	investment	Total		Average
	principal	with no	with	recorded	Related	recorded	Interest
March 31, 2016	balance	allowance	allowance	investment	allowance	investment	recognized
Legacy Loans:
Real estate loans:
One-to four-family	$2,116,820	$626,719	$1,291,808	$1,918,527	$59,571	$1,865,000	$63,498
Commercial	3,433,621	2,717,144	-	2,717,144	-	3,298,855	99,599
Commercial construction	-	-	-	-	-	-	-
Commercial business	1,884,258	1,279,233	-	1,279,233	-	1,557,871	147,101
Home equity loans	82,740	59,169	-	59,169	-	18,817	331
Consumer	-	-	-	-	-	-	-
	$7,517,439	$4,682,265	$1,291,808	$5,974,073	$59,571	$6,740,543	$310,529

	Unpaid	Recorded	Recorded
	contractual	investment	investment	Total		Average
	principal	with no	with	recorded	Related	recorded	Interest
March 31, 2016	balance	allowance	allowance	investment	allowance	investment	recognized
Acquired Loans:
Real estate loans:
One-to four-family	$2,444,002	$1,210,306	$-	$1,210,306	$-	$1,387,353	$86,587
Commercial	261,239	211,239	-	211,239	-	212,806	9,978
Commercial construction	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Home equity loans	-	-	-	-	-	-	-
Consumer	72,358	42,488	-	42,488	-	43,233	7,086
	$2,777,599	$1,464,033	$-	$1,464,033	$-	$1,643,392	$103,651

The following table documents changes in the carrying amount of acquired impaired loans (Purchased Credit Impaired or “PCI”) for the nine months ended December 31, along with the outstanding balance at the end of the period:

	December 31, 2016	December 31, 2015

Recorded investment at beginning of period	$919,729	$-
Fair value of loans acquired during the year	1,027,518	980,943
Accretion	20,738	-
Reductions of payments	(501,432)	(22,608)
Recorded investment at end of period	$1,466,553	$958,335
Outstanding principal balance at end of period	$1,907,842	1,324,972

A summary of changes in the accretable yield for PCI loans for the nine months ended December 31, 2016 and 2015 is as follows:

	December 31, 2016	December 31, 2015

Accretable yield at beginning of period	$32,629	$-
Addition from acquisition	55,046	59,142
Accretion	(20,738)	-
Reclassification from nonaccretable difference	-	-
Accretable yield at end of period	$66,937	$59,142

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

A summary of TDRs at December 31, 2016 and March 31, 2016 follows:

	Number of
December 31, 2016	contracts	Performing	Nonperforming	Total
Real estate loans:
One-to four-family	12	$1,269,267	$271,208	$1,540,475
Commercial	2	-	2,036,391	2,036,391
Commercial construction	-	-	-	-
Commercial business	1	612,357	-	612,357
Home equity loans	-	-	-	-
Consumer	-	-	-	-
	15	$1,881,624	$2,307,599	$4,189,223

	Number of
March 31, 2016	contracts	Performing	Nonperforming	Total
Real estate loans:
One-to four-family	12	$1,457,552	$101,449	$1,559,001
Commercial	2	-	2,717,144	2,717,144
Commercial construction	-	-	-	-
Commercial business	2	647,654	-	647,654
Home equity loans	-	-	-	-
Consumer	-	-	-	-
	16	$2,105,206	$2,818,593	$4,923,799

The following table presents the number of contracts and the dollar amount of TDR’s that were added during the three and nine-month periods ended December 31, 2016 and 2015. The amount shown reflects the outstanding loan balance at the time of the modification.

Loans Modified as a TDR for the three months ended
	December 31, 2016		December 31, 2015
	Number of	Outstanding recorded	Number of	Outstanding recorded
Troubled Debt Restructurings	contracts	investment	contracts	investment

Real estate loans:
One-to four-family	1	52,649	-	-

Loans Modified as a TDR for the nine months ended
	December 31, 2016		December 31, 2015
	Number of	Outstanding recorded	Number of	Outstanding recorded
Troubled Debt Restructurings	contracts	investment	contracts	investment

Real estate loans:
One-to four-family	1	52,649	2	20,816

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

There were no TDRs that defaulted in the three months ended December 31, 2016 and 2015 or the nine months ended December 31, 2016 and 2015. Earlier in fiscal 2017, there were 11 newly added TDR loans to one borrower for non-owner occupied residential real estate properties that had subsequently defaulted within twelve months. However, these loans have since been sold as part of a larger pool of loans in October 2016 and are no longer being reflected in the these financial statements. Payment default under a TDR is defined as any TDR that is 90 days or more past due following the time that the loan was modified or the inability of the TDR to make the required payment subsequent to the modification.

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

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

The following tables present the December 31, 2016 and March 31, 2016, balances of classified loans based on the risk grade. Classified loans include Special Mention, Substandard, and Doubtful loans. The Bank had no loans classified as Doubtful or Loss as of December 31, 2016 or March 31, 2016.

	Legacy				Acquired
		Special				Special
December 31, 2016	Pass	Mention	Substandard	Total	Pass	Mention	Substandard	Total

Real estate loans:
One-to four-family	$57,925,687	$2,550,162	$465,556	$60,941,405	$105,301,053	$4,344,061	$1,269,424	$110,914,538
Commercial	85,771,988	6,364,843	2,036,391	94,173,222	13,957,708	1,315,931	237,991	15,511,630
Commercial construction	1,655,899	-	-	1,655,899	1,620,552	-	-	1,620,552
Commercial business	18,954,943	690,965	169,266	19,815,174	2,488,434	18,455	-	2,506,889
Home equity loans	13,724,080	-	13,041	13,737,121	7,804,424	135,956	7,924	7,948,304
Consumer	2,443,559	-	-	2,443,559	943,578	5,139	37,576	986,293
	$180,476,156	$9,605,970	$2,684,254	$192,766,380	$132,115,749	$5,819,542	$1,552,915	$139,488,206

Percentage of total loans	93.6%	5.0%	1.4%	100%	94.7%	4.2%	1.1%	100%

	Legacy				Acquired
		Special				Special
March 31, 2016	Pass	Mention	Substandard	Total	Pass	Mention	Substandard	Total

Real estate loans:
One-to four-family	$59,969,105	$2,272,150	$403,554	$62,644,809	$38,039,563	$535,148	$1,210,306	$39,785,017
Commercial	66,824,956	5,683,884	2,717,144	75,225,984	2,677,980	-	211,239	2,889,219
Commercial construction	1,982,571	-	-	1,982,571	1,274,148	-	-	1,274,148
Commercial business	13,629,957	3,477,579	666,431	17,773,967	2,621,625	-	-	2,621,625
Home equity loans	12,163,519	-	59,169	12,222,688	2,168,073	-	-	2,168,073
Consumer	3,072,677	-	-	3,072,677	1,063,946	-	42,488	1,106,434
	$157,642,785	$11,433,613	$3,846,298	$172,922,696	$47,845,335	$535,148	$1,464,033	$49,844,516

Percentage of total loans	91.2%	6.6%	2.2%	100%	96.0%	1.1%	2.9%	100%

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

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

The Bank had the following outstanding commitments and unused lines of credit as of December 31, 2016 and March 31, 2016:

	December 31,	March 31,
	2016	2016

Unused commercial lines of credit	$11,521,792	$9,845,571
Unused home equity lines of credit	23,032,210	16,004,725
Unused consumer lines of credit	36,223	29,656
Residential construction loan commitments	6,864,779	8,166,473
Commercial construction loan commitments	5,308,584	1,384,932
Home equity loan commitments	-	536,000
Commercial loan commitments	-	411,500
Standby letters of credit	558,189	273,981

Note 7:	Goodwill and Other Intangible Asset

The Company’s intangible assets (goodwill and core deposit intangible) at December 31, 2016 consist of assets recorded in December 2009 associated with the acquisition of a branch office in Pasadena, Maryland, the acquisition of Fairmount in September 2015, and the acquisition of Fraternity in May 2016. The goodwill is deductible for tax purposes. We evaluate goodwill and other intangible assets for impairment on an annual basis. The core deposit intangible asset is being amortized straight-line over a life of eight years.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the changes in the net book value of intangible assets for the nine months ended December 31, 2016 and 2015:

		Core deposit
	Goodwill	intangible

Balance March 31, 2015	$2,664,432	$138,333
Additions (1)	3,814,428	542,540
Amortization expense	-	(38,619)
Balance December 31, 2015	$6,478,860	$642,254

		Core deposit
	Goodwill	intangible
Balance March 31, 2016	$6,767,811	$618,300
Additions (2)	1,936,142	242,020
Post acquisition adjustments	(81,524)	-
Amortization expense	-	(89,506)
Balance December 31, 2016	$8,622,429	$770,814

(1) - Additions to intangibles are related to the acquisition of Fairmount Bancorp, Inc.
(2) - Addition to intangibles are related to the acquisition of Fraternity Community.

The post acquisition adjustment to goodwill shown in the table above was recorded in the first quarter of fiscal 2017. The adjustment represents a $451,000 write-down of several owner-occupied residential investor loans to one borrower that were acquired in the Fairmount acquisition and recording of an increase to the deferred tax asset related to a $533,000 net operating loss (NOL) from Fairmount’s final tax return. With regards to the investor loans, information we were not aware of at the time of the acquisition became available during the quarter ended June 30, 2016. Had we known this information at the time of the acquisition, we would have deemed these loans as impaired and valued them accordingly.

At December 31, 2016, future expected annual amortization associated with the core deposit intangible is as follows:

Year ending March 31,	Amount

2017	$31,518
2018	126,070
2019	126,070
2020	123,737
2021	98,070
2022	98,070
2023	98,070
2024	64,167
2025	5,042
$770,814

Note 8:	Derivative – Interest Rate Swap Agreement

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

During the second quarter of fiscal 2016, the Company entered into the interest rate swap agreement with a $3.3 million notional amount to convert a fixed rate commercial real estate loan at 3.99% into a variable rate for a term of approximately 10 years. The notional amounts of the interest rate swap and the offsetting commercial real estate loan were $3.2 million at December 31, 2016. The derivative is designated as a fair value hedge.

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

The fair value hedge is summarized below:

	December 31, 2016
	Notional	Principal	Fair
	Amount	Amount	Value
Included in Loans and Leases:
Commercial real estate loan	$-	$3,195,752	$3,234,383
Included in Other Liabilities:
Interest Rate Swap	$3,195,752	$-	$38,631

No gain or loss was recognized in earnings for the nine months ending December 31, 2016 related to the interest rate swap. The Company posted $391,000 under collateral arrangements as of December 31, 2016 to satisfy collateral requirements associated with the credit risk exposure.

Note 9:	Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively:

	December 31, 2016		March 31, 2016
	Amount	% of Total	Amount	% of Total
Savings	$45,524,702	11%	$33,010,962	11%
Noninterest-bearing checking	22,397,875	5%	19,747,437	6%
Interest-bearing checking	19,307,358	5%	13,298,677	4%
Money market accounts	61,467,590	15%	52,576,567	17%
Time deposits	258,655,797	63%	195,031,411	62%
	$407,353,322	100%	$313,665,054	100%
Premium on deposits assumed	971,620		328,597
Total deposits	$408,324,942		$313,993,651

Note 10:	Lines of Credit and Federal Home Loan Bank Advances

The Bank may borrow up to $5,000,000 from a correspondent bank under a secured federal funds line of credit and $1,000,000 under an unsecured federal funds line of credit. The Bank would be required to pledge investment securities to draw upon the secured line of credit. There were no borrowings under these lines of credit at December 31, 2016 and March 31, 2016.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Borrowings consist of advances from the Federal Home Loan Bank (FHLB). The Bank may borrow up to 25 percent of its assets under a line of credit agreement with the FHLB. Advances under the line of credit are secured by investments and certain loans owned by the Bank. As of December 31, 2016 and March 31, 2016, the Bank had $102.1 million and $58.0 million, respectively, of available credit from the FHLB. Advances would be limited by the balance of investment securities and loans available for pledge. As a condition of obtaining the line of credit from the FHLB, the FHLB also requires the Bank purchase shares of capital stock in the FHLB. Information relating to borrowings at December 31, 2016 and March 31, 2016 is presented below.

	December 31, 2016			March 31, 2016
	Amount	Rate	Maturity Date	Amount	Rate	Maturity Date
FHLB advance	$-			$2,000,000	0.43%	6/3/2016
FHLB advance	-			2,000,000	0.60%	9/3/2016
FHLB advance	1,500,000	0.75%	3/31/2017	1,500,000	0.75%	3/31/2017
FHLB advance	1,000,000	4.24%	7/31/2017	1,000,000	4.24%	7/31/2017
FHLB advance	1,000,000	4.01%	8/21/2017	1,000,000	4.01%	8/21/2017
FHLB advance	1,000,000	0.91%	8/31/2017	1,000,000	0.91%	8/31/2017
FHLB advance	1,500,000	3.23%	11/24/2017	1,500,000	3.23%	11/24/2017
FHLB advance	1,500,000	3.40%	11/27/2017	1,500,000	3.40%	11/27/2017
FHLB advance	1,000,000	2.60%	7/2/2018	1,000,000	2.60%	7/2/2018
FHLB advance	1,000,000	3.05%	7/3/2018	1,000,000	3.05%	7/3/2018
FHLB advance	1,000,000	2.60%	10/2/2018	1,000,000	2.60%	10/2/2018
FHLB advance	5,000,000	3.94%	7/23/2018	-
FHLB advance	5,000,000	4.28%	7/31/2017	-
FHLB advance	5,000,000	3.38%	9/19/2018	-
	25,500,000			14,500,000
Premium on borrowings assumed	694,142			305,237
Total borrowings	$26,194,142			$14,805,237

Note 11:	Regulatory Capital Ratios

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

Under the revised prompt corrective action requirements, as of January 1, 2015, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8%; (3) a total risk-based capital ratio of 10% and (4) a Tier 1 leverage ratio of 5%. As of December 31, 2016, the Bank met all capital adequacy requirements under the Basel III Capital Rules to be considered “well capitalized” under prompt corrective action rules.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

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

The following table presents actual and required capital ratios as of December 31, 2016 and March 31, 2016 for Hamilton Bank under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of January 1, 2016 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital
			Required - Basel III		Required - Basel III		To be well
	Actual		Phase-In Schedule		Fully Phased-In		capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)		(dollars in thousands)
December 31, 2016

Common equity tier 1 capital (to risk-weighted assets)	$41,748	12.73%	$16,813	5.125%	$22,964	7.00%	$21,324	6.50%
Total risk-based capital (to risk-weighted assets)	43,861	13.37%	28,295	8.625%	34,446	10.50%	32,805	10.00%
Tier 1 capital (to risk-weighted assets)	41,748	12.73%	21,734	6.625%	27,885	8.50%	26,244	8.00%
Tier 1 capital (to adjusted total assets)	41,748	8.51%	19,615	4.000%	19,615	4.00%	24,518	5.00%

March 31, 2016

Common equity tier 1 capital (to risk-weighted assets)	$44,518	19.06%	$11,971	5.125%	$16,350	7.00%	$15,182	6.50%
Total risk-based capital (to risk-weighted assets)	46,262	19.81%	20,146	8.625%	24,525	10.50%	23,357	10.00%
Tier 1 capital (to risk-weighted assets)	44,518	19.06%	15,474	6.625%	19,854	8.50%	18,686	8.00%
Tier 1 capital (to adjusted total assets)	44,518	11.78%	15,114	4.000%	15,114	4.00%	18,892	5.00%

(1) - Under prompt corrective action

Tier 1 capital consists of total shareholders’ equity less goodwill and intangible assets. Total capital includes a limited amount of the allowance for loan losses and a portion of any unrealized gain on equity securities. In calculating risk-weighted assets, specified risk percentages are applied to each category of asset and off-balance-sheet items.

Failure to meet the capital requirements could affect, among other things, the Bank's ability to accept brokered deposits and may significantly affect the operations of the Bank. During the quarter ending December 31, 2016, the Company moved $3.0 million in cash down to the Bank as capital to increase the Bank’s lending capacity and enhance the Bank’s capital ratios after falling below the Bank’s self-imposed internal minimum capital level in the prior quarter.

In its regulatory report filed as of December 31, 2016, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. Management is not aware of any events that would have caused this classification to change. Management has no plans that should change the classification of the capital adequacy.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Note 12:	Stock Based Compensation

In November 2013, the Company’s shareholders approved a new Equity Incentive Plan (the “2013 Equity Incentive Plan’’). The 2013 Equity Incentive Plan allows for up to 148,120 shares to be issued to employees, executive officers or Directors in the form of restricted stock, and up to 370,300 shares to be issued to employees, executive officers or Directors in the form of stock options. At December 31, 2016, there were 75,000 restricted stock awards issued and outstanding and 219,650 stock option awards granted under the 2013 Equity Incentive Plan.

Stock Options:

Under the above plan, the exercise price for stock options is the market price at date of grant. The maximum option term is ten years and the options granted shall vest in five equal annual installments of 20% with the first installment becoming exercisable on the first anniversary of the date of grant, or February 3, 2015, and succeeding installments on each anniversary thereafter, through February 3, 2019. The Company plans to issue new shares to satisfy share option exercises. The total expense that has been incurred for the stock option plan was $52,302 and $156,907 for the three and nine months ended December 31, 2016 and $52,302 and $156,907 for the three and nine months ended December 31, 2015, respectively.

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

February 3, 2014
(Grant Date)
Risk free interest rate	2.07%
Expected term (in years)	7.0
Expected stock price volatility	27.30%
Dividend yield	0.00%

The fair value of the options granted at grant date was $4.65

A summary of stock option activity for the nine months ended December 31, 2016 is as follows:

Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
Nine Months Ended December 31, 2016:	Shares	Price	Term (in years)
Outstanding at beginning of period	219,650	$13.85	7.1
Granted	-	-	-
Exercised	-	-	-
Forfeited, exchanged or expired	-	-	-
Outstanding at December 31, 2016	219,650	$13.85	7.1

Vested at December 31, 2016	87,860	$13.85	7.1

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

As of December 31, 2016 there was $435,853 of total unrecognized compensation expense related to nonvested stock options granted under the Plan. The expense is expected to be recognized over a weighted-average period of 2.1 years. The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $14.25 at December 31, 2016, the options outstanding had an intrinsic value of $87,860.

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

A summary of changes in the Company’s nonvested shares for the nine months ended December 31, 2016 is as follows:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested shares at March 31, 2016	50,600	$13.76
Granted	-	-
Vested	(80)	14.00
Forfeited	-	-
Nonvested shares at December 31, 2016	50,520	$13.76

Fair Value of shares vested at December 31, 2016	$447,165

The Company recorded restricted stock awards expense of $56,426 and $169,279 during the three and nine months ended December 31, 2016 and $56,427 and $168,999 during the three and nine months ended December 31, 2015, respectively. As of December 31, 2016, there was $487,238 of total unrecognized compensation expense related to nonvested shares granted under the 2013 stock incentive plan. The cost is expected to be recognized over a weighted-average period of 2.2 years.

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

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Fair value measurements on a recurring basis

Securities available for sale – If quoted prices are available in an active market for identical assets, securities are classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. As of December 31, 2016 and March 31, 2016, the Bank has categorized its investment securities available for sale as follows:

	Level 1	Level 2	Level 3
	inputs	inputs	inputs	Total
December 31, 2016

U.S. government agencies	$-	$3,509,405	$-	$3,509,405
Municipal bonds	-	16,148,962	-	16,148,962
Corporate bonds	-	-	1,913,528	1,913,528
Mortgage-backed securities	-	85,182,468	-	85,182,468
Total investment securities available for sale	$-	$104,840,835	$1,913,528	$106,754,363

	Level 1	Level 2	Level 3
	inputs	inputs	inputs	Total
March 31, 2016
U.S. government agencies	$-	$10,532,996	$-	$10,532,996
Municipal bonds		4,112,564		4,112,564
Corporate bonds	-	-	1,898,640	1,898,640
Mortgage-backed securities	-	53,940,200	-	53,940,200
Total investment securities available for sale	$-	$68,585,760	$1,898,640	$70,484,400

Derivative – Interest rate swap agreement – Our methodology consists of a discounted cash flow model where all future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date. The curve utilized for discounting and projecting is built by obtaining publicly available third party market quotes. As of December 31, 2016, the bank has categorized its interest rate swap and related loan as follows:

	Level 1	Level 2	Level 3
December 31, 2016	inputs	inputs	inputs	Total

Loans - Commercial real estate loan	$-	$3,234,383	$-	$3,234,383
Derivative - Interest rate swap agreement	$-	$(38,631)	$-	$(38,631)

The following table presents the valuation and unobservable inputs for Level 3 assets measured at fair value on a recurring basis at December 31, 2016:

		Valuation	Unobservable	Range of
Description	Fair Value	Methodology	Inputs	Inputs

Corporate bonds	$1,913,528	3rd party valuation	Discount to reflect current market conditions	0.00%	-	10.00%

Fair value measurements on a nonrecurring basis

Impaired Loans - The Bank has measured impairment generally based on the fair value of the loan's collateral. Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. At December 31, 2016 and March 31, 2016, the fair values consist of loan balances of $6,139,732 and $7,438,106 that have been written down by $288,098 and $59,571, respectively, as a result of specific loan loss allowances.

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Foreclosed real estate – The Bank's foreclosed real estate is measured at fair value less estimated cost to sell. As of December 31, 2016 and March 31, 2016, the fair value of foreclosed real estate was estimated to be $460,220 and $443,015, respectively. Fair value was determined based on offers and/or appraisals. Cost to sell the assets was based on standard market factors. The Company has categorized its foreclosed assets as Level 3.

	Level 1	Level 2	Level 3
	inputs	inputs	inputs	Total
December 31, 2016

Impaired loans	$-	$-	$5,851,634	$5,851,634
Foreclosed real estate	-	-	460,220	460,220
Total impaired loans and foreclosed real estate	$-	$-	$6,311,854	$6,311,854

	Level 1	Level 2	Level 3
	inputs	inputs	inputs	Total
March 31, 2016

Impaired loans	$-	$-	$7,378,535	$7,378,535
Foreclosed real estate	-	-	443,015	443,015
Premesis and equipment held for sale			405,000	405,000
Loans held for sale	-	266,176	-	266,176
Total fair value of assets on a nonrecurring basis	$-	$266,176	$8,226,550	$8,492,726

The following table presents the valuation and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at December 31, 2016:

		Valuation	Unobservable	Range of
Description	Fair Value	Methodology	Inputs	Inputs

Impaired loans, net of allowance	$5,851,634	Appraised value	Discount to reflect current market conditions	0.00%	-	25.00%
		Discounted cash flows	Discount rates	2.63%	-	7.25%

Foreclosed real estate	$460,220	Appraised value	Discount to reflect current market conditions	0.00%	-	25.00%

The following table summarizes changes in foreclosed real estate for the nine months ended December 31, 2016, which is measured on a nonrecurring basis using significant unobservable, level 3, inputs.

Balance, March 31, 2016	$443,015
Transfer to foreclosed real estate	17,205
Proceeds from sale of foreclosed real estate	-
Loss on sale of foreclosed real estate	-
Balance, December 31, 2016	$460,220

HAMILTON BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

The remaining financial assets and liabilities are not reported on the balance sheets at fair value on a recurring basis. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	December 31, 2016		March 31, 2016
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Financial assets
Level 1 inputs:
Cash and cash equivalents	$18,315,750	$18,315,750	$67,448,536	$67,448,536

Level 2 inputs:
Loans held for sale	-	-	259,450	266,176
Federal Home Loan Bank stock	1,640,100	1,640,100	1,042,500	1,042,500
Bank-owned life insurance	18,132,876	18,132,876	12,709,908	12,709,908

Level 3 inputs:
Certificates of deposit held as investment	499,303	501,394	3,968,229	3,911,474
Loans receivable, net	328,202,517	330,775,927	218,604,150	220,671,409

Financial liabilities
Level 3 inputs:
Deposits	408,324,942	408,859,890	313,993,651	314,095,055
Advance payments by borrowers for taxes and insurance	1,112,278	1,112,278	1,079,794	1,079,794
Borrowings	26,194,142	26,822,718	14,805,237	15,146,307

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

On May 13, 2016, the Company acquired Fraternity Community Bancorp, Inc. (“Fraternity”), the parent company of Fraternity Federal Savings and Loan in an all cash transaction for $25.7 million. In addition, the Company acquired Fairmount Bancorp, Inc. (“Fairmount”), the parent company of Fairmount Bank on September 11, 2015 in an all cash transaction for $14.2 million. Both acquisitions combined added three branches to our branch structure in the Baltimore area. (See Note 3 – “Acquisitions” of the consolidated financial statements for additional discussion about each acquisition.)

The Company and the Bank maintain an Internet website at http://www.hamilton-bank.com. Information on our website should not be considered a part of this Quarterly Report on Form 10-Q.

Summary of Recent Performance and Other Activities

 The Company and its wholly owned subsidiary, Hamilton Bank, continue to show improvement in net interest income, as well as loan growth and consistent asset quality during the nine months ending December 31, 2016 compared to the same period a year ago. Net interest income improved $3.4 million to $10.3 million during the first nine months of fiscal 2017 compared to the same period a year ago as the Company continued to show strong loan demand, closed on its acquisition of Fraternity and integrated the operations of Fairmount after its acquisition in September 2015. Non-interest expense increased $2.4 million in the nine months ending December 31, 2016 compared to the same period a year ago. Included in non-interest expense for the nine months ending December 31, 2016 is $1.1 million in expenses relating to the acquisition of Fraternity, including merger related expenses and costs associated with non-compete agreements, consulting expense, and branch consolidation. Along with these expenses, there were additional expenses associated with operating as a larger institution. Management has diligently worked at monitoring and improving efficiencies to reduce our overall operating expenses and improve our efficiency ratio going forward.

The following highlights contain additional financial data and events that have occurred during the three and nine months ended December 31, 2016:

●

Successfully completed the acquisition of Fraternity in May 2016. As a result of the acquisition, total assets grew to $499.8 million at December 31, 2016, representing growth of $106.9 million or 27% compared to $392.9 million in assets at March 31, 2016.

●

Gross loans grew to $332.3 million at December 31, 2016, up $109.5 million, or 49%, compared to $222.8 million at March 31, 2016. Growth in loans was attributable to both the acquisition of Fraternity and organic loan growth. Total deposits grew to $408.3 million, up $94.3 million, or 30%, compared to $314.0 million over that same period. This growth included $108.9 million in acquired Fraternity deposits.

●

A pool of performing and non-performing loans obtained through our recent acquisitions was sold during the quarter resulting in a reduced level of non-performing loans. The pool of loans had a contractual balance of $3.2 million compared to a book balance of $1.4 million. The loans were identified as “held for sale” and written-down by $15,000 to their fair value in the second quarter of fiscal 2017 based upon the estimated sales price.

●

Net interest income for the three months ended December 31, 2016 was $3.6 million, an increase of $886,000, or 33%, compared to $2.7 million for the same period a year ago. For the nine months ended December 31, 2016, net interest income increased $3.4 million, or 50%, to $10.3 million compared to $6.9 million for the same nine month period a year ago.

●

For the three and nine months ended December 31, 2016, the Company reported a net profit of $59,000 and $48,000, respectively, compared to net losses of $127,000 and $210,000 for the same respective periods a year ago. The comparative results were impacted by the acquisition, non-compete and consulting agreements relating to the acquisition, and branch consolidation related expenses in the current period and the sale of our Towson branch in the first quarter of last year. Excluding these factors would result in adjusted net income and earnings per share as follows:

	Three month period ended			Nine month period ended
	December 31,			December 31,
	2016	2015	Difference	2016	2015	Difference
	(dollars in thousands)			(dollars in thousands)
Reported net income (loss)	$59	$(127)	$186	$48	$(210)	$258

Add: Reported tax expense (benefit)	(58)	234	(292)	(66)	325	(391)

Reported pre-tax income (loss)	1	107	(106)	(18)	115	(133)

Add: Non-deductible merger related expenses	-	197	(197)	219	828	(609)

Add: Non-compete and consulting expenses	172	-	172	467	-	467

Add: Branch consolidation expense	-	-	-	437	-	437

Less: Gain on sale of branch	-	-	-	-	(407)	407

Adjusted pre-tax income - (Non-GAAP)	173	304	(131)	1,105	536	569

Estimated tax expense (benefit)	10	234	(224)	291	164	127

Adjusted net income - (Non-GAAP)	$163	$70	$93	$813	$372	$442

Adjusted basic earnings per common share - (Non-GAAP)	$0.05	$0.02	$0.03	$0.26	$0.12	$0.14

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

●

Nonperforming loans as a percentage of gross loans declined to 0.92% at December 31, 2016 from 2.27% at March 31, 2016. This decrease is due in part to several non-performing loans that were sold as part of a pool of loans, as discussed earlier, and the growth of our loan portfolio through acquisitions.

●	The allowance for loan losses as a percentage of nonperforming loans increased to 67.8% at December 31, 2016 from 33.7% at March 31, 2016.

●

Net charge-offs over the first nine months ended December 31, 2016 were $678,000 or 0.28% of average loans, on an annualized basis, compared to 0.22% of average loans on $428,000 in net charge-offs for the twelve months ended March 31, 2016.

●

As a result of the acquisition of Fraternity, the Company acquired one branch in Cockeysville, Maryland that serviced the same area as an existing Hamilton branch. Based upon due diligence and the expense savings forecasted out, management chose to close the existing Hamilton branch in Cockeysville and maintain the acquired Fraternity branch. As part of closing the existing Hamilton branch, the Company recognized a $437,000 expense in the first quarter that reflected the remaining term of the lease. This expense is reported as branch consolidation expense for the nine months ending December 31, 2016.

●

The Company ended December 31, 2016 with a book value of $17.77 per common share and a tangible book value of $15.02 per common share compared to $18.03 and $15.87, respectively, at March 31, 2016. Tangible book value declined as a result of the goodwill and other intangible assets created in the Fraternity acquisition. Tangible book value, a non-GAAP measure, was determined as follows:

	December 31,	March 31,
	2016	2016
Tangible book value per common share:
Total shareholders' equity	$60,673,890	$61,544,583
Less: Goodwill and other intangible assets	(9,393,243)	(7,386,111)
Tangible common equity (Non-GAAP)	$51,280,647	$54,158,472

Outstanding common shares	3,413,646	3,413,646

Book value per common share (GAAP)	$17.77	$18.03

Tangible book value per common share (Non-GAAP)	$15.02	$15.87

●	The Company maintained strong liquidity and at December 31, 2016 the Bank was deemed “well capitalized” under federal regulations.

Strategic Plan

We have based our 2017-2019 strategic plan, which includes the current fiscal year, on the objective of improving stockholder value and growth through creating sustainable and profitable growth given the current and expected economic and competitive environment in the financial industry. Our short-term goals include continuing the growth of our loan portfolio, changing the mix of our deposits base to be more concentrated in lower costing core deposits, collecting payments on non-accrual and past due loans, enhancing and improving credit quality, expanding fee income, maintaining a sensible branch network, and using technology to improve efficiencies and enhance the customer experience.

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

If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we record the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral. At December 31, 2016, all of our securities, except one which was a private label mortgage-backed security, were either issued by U.S. government agencies, U.S. government-sponsored enterprises, municipalities, or corporations.

Goodwill Impairment. Goodwill represents the excess purchase price paid for Fraternity, Fairmount and our Pasadena branch over the fair value of the net assets acquired. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company is considered the Reporting Unit for purposes of impairment testing. Impairment testing requires that the fair value of the Company be compared to the carrying amount of the Company’s net assets, including goodwill. If the fair value of the Company exceeds the book value, no write-down of recorded goodwill is required. If the fair value of the Company is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value. We test for impairment of goodwill at the end of February each year. We estimate the fair value of the Company utilizing four valuation methods including the Comparable Transactions Approach, the Control Premium Approach, the Public Market Peers Approach, and the Discounted Cash Flow Approach.

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

Comparison of Financial Condition at December 31, 2016 and March 31, 2016

Assets. Total assets increased $106.9 million, or 27.2%, to $499.8 million at December 31, 2016 from $392.9 million at March 31, 2016. The increase is primarily attributable to $153.3 million in identifiable assets acquired in the Fraternity acquisition, along with $2.2 million in intangible assets that were created.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $49.1 million, or 72.8%, to $18.3 million at December 31, 2016 from $67.4 million at March 31, 2016. The decrease in cash is a result of the $25.7 million in cash paid in the Fraternity acquisition, an $18.7 million increase in the overall investment portfolio, and a $19.8 million increase in our legacy loan portfolio, partially offset by the $15.2 million in cash acquired in the Fraternity transaction along with an estimated $19.1 million in principal reduction from the acquired loan portfolio.

Certificates of Deposit Held as Investment. Certificates of deposit (“CDs”) declined $3.5 million from $4.0 million at March 31, 2016 to $499,000 at December 31, 2016. The decline resulted from $1.7 million in CDs that matured and $2.2 million that were sold, partially offset by $498,000 in CDs that were acquired in the Fraternity acquisition and being held as an investment. The $2.2 million in CDs were sold at a loss of $2,000 and re-invested into a higher yielding security. The CDs held consist of individual amounts that are equal to or less than $250,000 and are fully insured by the FDIC. The weighted average rate and term of the portfolio is 2.28% and 4.8 years, respectively.

Investment Securities. Our investment portfolio consists primarily of investment grade securities including U.S. government agency and government-sponsored entity securities, securities issued by states, counties and municipalities, corporate bonds, and mortgage-backed securities. At December 31, 2016, all securities are classified as available for sale. While we usually intend to hold investment securities until maturity, this classification provides us the opportunity to divest of securities that may no longer meet our liquidity objectives.

Investment securities increased $36.3 million, or 51.5%, to $106.8 million at December 31, 2016, from $70.5 million at March 31, 2016. The increase is attributable to $17.6 million in securities acquired in the Fraternity acquisition, along with the purchase of $50.6 million in municipal and collateralized mortgage obligations and mortgage-backed securities. Purchases and acquisitions were partially offset by $10.0 million in agency and municipal securities that were called and $14.2 million in monthly principal pay-downs associated with collateralized mortgage obligations and mortgage-backed securities issued by GSEs (Government Sponsored Enterprise). There were $4.3 million in securities sold in the quarter ended December 31, 2016 at a gain of $24,000. The fair value of the investment portfolio decreased $2.4 million from an unrealized loss position of $36,000 at March 31, 2016 to an unrealized loss position of $2.4 million at December 31, 2016. The decrease in fair value of the investment portfolio is a result of the increase in interest rates, specifically since the beginning of November 2016.

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

Loans. Excluding loans held for sale and loan origination fees and costs, gross loans receivable increased by $109.5 million, or 49.1%, to $332.3 million at December 31, 2016 from $222.8 million at March 31, 2016. Included in loans and leases at December 31, 2016 is $108.7 million in loans associated with the Fraternity acquisition (included in the “acquired” loan column of the table below, along with loans acquired from the Fairmount acquisition). At December 31, 2016, gross loans receivable represented 66.5% of total assets compared to 56.7% of total assets at March 31, 2016.

The following table details the composition of loans, excluding loans held for sale, and the related percentage mix and growth of total loans:

	December 31, 2016				March 31, 2016				Year-To-Date Growth
				Percent				Percent		Growth
	Legacy	Acquired	Total	of Total	Legacy	Acquired	Total	of Total	Amount	Percent
Real estate loans:
One-to four-family:
Residential	$44,297,741	$87,924,992	$132,222,733	40%	$46,263,709	$23,036,569	$69,300,278	31%	$62,922,455	91%
Residential construction	6,973,282	557,310	7,530,592	2%	4,304,189	965,440	5,269,629	2%	2,260,963	43%
Investor	9,670,382	22,432,236	32,102,618	10%	12,076,911	15,783,008	27,859,919	13%	4,242,699	15%
Commercial	94,173,223	15,511,630	109,684,853	33%	75,225,984	2,889,219	78,115,203	35%	31,569,650	40%
Commercial construction	1,655,899	1,620,552	3,276,451	1%	1,982,571	1,274,148	3,256,719	2%	19,732	1%
Total real estate loans	156,770,527	128,046,720	284,817,247	86%	139,853,364	43,948,384	183,801,748	83%	101,015,499	55%
Commercial business	19,815,173	2,506,890	22,322,063	7%	17,773,967	2,621,625	20,395,592	9%	1,926,471	9%
Home equity loans	13,737,121	7,948,303	21,685,424	7%	12,222,688	2,168,073	14,390,761	6%	7,294,663	51%
Consumer	2,443,559	986,293	3,429,852	1%	3,072,677	1,106,434	4,179,111	2%	(749,259)	-18%
Total loans	$192,766,380	$139,488,206	$332,254,586	100%	$172,922,696	$49,844,516	$222,767,212	100%	$109,487,374	49%

Approximately $74.9 million, or 69%, of the $108.7 million in loans acquired in the Fraternity acquisition consisted of one-to four-family residential loans, while $9.2 million, or 8.5%, consisted of investor real estate loans. Investor real estate loans represent funds advanced to borrowers for the purchase or refinance of non-owner occupied one- to four-family properties. Investor real estate loans make up $22.4 million, or 16.1%, of the $139.5 million in acquired loans as of December 31, 2016. In addition, $14.2 million, or 13.1%, in commercial real estate loans and $7.4 million, or 6.8%, in home equity loans were also acquired from Fraternity.

During the quarter ended December 31, 2016, management sold a pool of performing and non-performing loans that consisted primarily of acquired investor loans. The pool of loans had a contractual balance $3.2 million and a book balance of $1.4 million. In the prior quarter, these loans were identified as loans held for sale and were written-down by $15,000 to their estimated fair value based upon an estimated sales price. Management determined it was prudent to sell these loans, especially the non-performing investor loans, as the costs associated with these properties, including maintenance and tax bills were accumulating and the borrowers did not have the funds to properly maintain the properties.

Organically, the Bank continues to focus on growing both commercial real estate and commercial business loans as these loans offer higher rates of return and shorter maturity periods than typical retail lending. The largest increase organically in loans over the past nine months of fiscal 2017, as shown in the previous table above under “legacy”, is an $18.9 million, or 25.2%, increase in commercial real estate loans from $75.2 million at March 31, 2016 to $94.2 million at December 31, 2016. Commercial business loans also increased $2.0 million, or 11.5%, to $19.8 million at December 31, 2016 from $17.8 million at March 31, 2016. A large part of the increase in commercial business loans has occurred in the quarter ended December 31, 2016. Management has focused on diversifying the commercial loan portfolio and seeking more asset-based type lending relationships. The Bank continues to see the benefits of our commercial lending platform that was restructured in the first half of fiscal 2016, with new personnel and improved underwriting and monitoring procedures, from both an origination and credit quality perspective.

The Bank continues to originate traditional one-to four-family residential loans and sell them in the secondary market at a premium in order to manage interest rate risk in a rising rate environment. Beginning in fiscal 2015, the Bank began to promote its one-to four-family residential construction lending program. During the nine months of fiscal 2017, the Bank has originated roughly $13.8 million in residential construction loans. As a result, at December 31, 2016 we had $13.6 million in residential construction commitments, of which $7.1 million in funds have been advanced; compared to $7.9 million in residential construction commitments at March 31, 2016 of which $2.6 million in funds had been advanced. The construction period on residential homes is typically nine to twelve months, at which time Hamilton Bank is often repaid through permanent financing by a third party.

Deposits. Total deposits (excluding premiums on acquired deposits) increased $93.7 million, or 29.9%, to $407.4 million at December 31, 2016 from $313.7 million at March 31, 2016, including $110.0 million in deposits assumed in the Fraternity acquisition. Approximately $22.4 million, or 20.4%, of the acquired deposits from Fraternity were core deposits (which we consider to be all deposits other than certificates of deposit). The Company continues to focus on changing its deposit mix to rely less on time deposits as a primary funding source and attract lower costing core deposits, including money market accounts. Money market accounts have increased the most with respect to core deposits based upon a money market promotion that was run from May through June 2016. With the Fraternity acquisition, core deposits have increased $30.1 million, or 25.3%, to $148.7 million at December 31, 2016 compared to $118.6 million at March 31, 2016.

The following table details the composition of deposits and the related percentage mix and growth of total deposits.

	December 31, 2016		March 31, 2016		Year-To-Date Growth
		Percent		Percent		Growth
	Total	of Total	Total	of Total	Amount	Percent
Savings	$45,524,702	11%	$33,010,962	11%	$12,513,740	38%
Noninterest-bearing checking	22,397,875	5%	19,747,437	6%	2,650,438	13%
Interest-bearing checking	19,307,358	5%	13,298,677	4%	6,008,681	45%
Money market accounts	61,467,590	15%	52,576,567	17%	8,891,023	17%
Time deposits	258,655,797	63%	195,031,411	62%	63,624,386	33%
	$407,353,322	100%	$313,665,054	100%	$93,688,268	30%
Premium on deposits asssumed	971,620		328,597		643,023
Total deposits	$408,324,942		$313,993,651		$94,331,291

Our strategy with respect to deposits has been to maintain or shrink our current certificates of deposit base, based upon liquidity needs, and focus on growing our core deposits at a faster pace to reduce our overall cost of funds.

Borrowings. Borrowings consist of both short and long-term advances from the Federal Home Loan Bank (FHLB). At December 31, 2016, the Company had $26.2 million in FHLB borrowings outstanding compared to $14.8 million at the beginning of the year. The increase over the first nine months of fiscal 2017 is attributable to $15.0 million in FHLB advances assumed in the Fraternity acquisition. These borrowings were longer term borrowings and are maturing in one to three years and carry rates of 3.4% to 4.3%. As a result of these higher stated rates, the Company recorded a discount of $794,000 when accounting for the borrowings at fair value at acquisition. At December 31, 2016, the remaining discount is at $515,000. The accretion of this discount will offset the higher stated rate of these borrowings. Partially offsetting the increase in advances is $4.0 million in advances that matured over the past nine months with an average stated interest rate of 0.52%.

At December 31, 2016, $7.5 million of the total advances are considered short-term, meaning they mature in less than one year, while the remaining $18.0 million are considered long-term; maturing in a year or more. The longest outstanding borrowing is for $1.0 million and matures in October 2018.

The FHLB borrowings provide an alternative means to support the cash outflow needed to fund new loan originations in coordination with deposit growth. FHLB borrowings can provide a less expensive means to support cash outflow when compared to selling higher yielding investment securities. These obligations are secured by our residential and home equity loan portfolios. At December 31, 2016, we had the ability to borrow approximately $102.1 million in additional funds from the FHLB, subject to our pledging sufficient assets. These obligations will be repaid as our cash position strengthens.

Equity. Total equity decreased $871,000, or 1.41%, to $60.7 million at December 31, 2016 from $61.5 million at March 31, 2016. Overall equity was not materially impacted by the acquisition of Fraternity due to the acquisition being an all cash transaction. The change in equity is primarily attributable to the $1.5 million decline in accumulated other comprehensive loss associated with the decrease in the fair value of the investment portfolio. The fair value of the investment portfolio declined as a result of the increase interest rates since the beginning of November 2016. The decrease was partially offset by a $389,000 increase in additional paid in capital resulting from the expense derived from equity awards granted in prior periods and the allocation of 14,812 common shares under the Employee Stock Ownership Program. In addition, the decrease was partially offset by net income of $48,000 that was recorded for the nine months ended December 31, 2016. The Company’s book value per share was $17.77 at December 31, 2016 compared to $18.03 at March 31, 2016.

Comparison of Asset Quality at December 31, 2016 and March 31, 2016

The Bank’s asset quality remains a primary focus of management and the Board of Directors. Nonperforming assets at December 31, 2016, were $3.5 million, a decrease of $2.0 million from March 31, 2016 and a $1.0 million decrease from September 30, 2016. Nonperforming assets to total assets decreased from 1.40% at March 31, 2016 to 0.70% at December 31, 2016. Nonperforming assets for the respective periods were as follows:

	At	At	At
	December 31, 2016	March 31, 2016	December 31, 2015
	(dollars in thousands)

Nonaccruing loans	$3,045	$4,342	$5,168
Accruing loans delinquent more than 90 days	-	708	-
Foreclosed real estate	460	443	443
Total nonperforming assets	$3,505	$5,493	$5,611

Asset Quality Ratios:
Nonperforming loans to gross loans	0.92%	2.27%	2.25%
Nonperforming assets to total assets	0.70%	1.40%	1.52%
Net charge-offs (annualized) to average loans	0.28%	0.22%	-0.09%

Included in nonperforming loans are accruing loans delinquent more than 90 days. These loans represent loans that are on accrual status and paying under the contractually agreed upon terms of the note, however, such loans are 90 days past their contractual maturity date, and therefore reported as nonperforming. At March 31, 2016 these loan balances were elevated as they related too many smaller investor (residential non-owner occupied) loans that matured at the same time. The Bank’s credit department has diligently worked through many of these loans and have either renewed or extended them accordingly.

Nonaccrual loans decreased to $3.0 million at December 31, 2016 compared to $4.3 million at March 31, 2016. A large portion of the non-accrual loans reported at December 31, 2016 and March 31, 2016 consist of two commercial real estate loans that are related. Together these loans have a contractual principal balance of $3.4 million and a recorded investment balance of $2.0 million, including a $567,000 charge-off taken at the end of the prior fiscal year and another $622,000 charge-off taken during this quarter. The most recent write-down was based upon the value of an “as is” appraisal. The loans were placed on non-accrual in October 2015 due to legal issues and the concern of collectability. The borrower is classified as a Troubled Debt Restructure (“TDR”) and continued to make interest only payments through July 2016, which were applied by the Bank as a principal reduction to the loans. The property is being listed for sale by a broker. Management is also actively exploring other options to resolve this problem credit that may or may not result in additional write-downs. As of December 31, 2016, there was an additional $50,000 in nonaccrual commercial real estate and business loans combined.

Nonaccrual loans included $223,000 in non-owner occupied investor loans as of December 31, 2016, the majority of which were acquired through the acquisition of Fairmount Bank. The balance of non-accrual investor loans has decreased by $707,000 from $930,000 at June 30, 2016. This decrease is due to a pool of these loans, with a book balance of $768,000 that were classified as loans held for sale during the quarter ended September 30, 2016 and then subsequently sold at the end of October 2016. Once the decision to sell was made, these loans were written down $15,000 to their fair value based upon an outside offering price. The $223,000 in non-owner occupied investor loans at December 31, 2016 primarily consists of one separate borrower that has individual loans on multiple properties. The remaining balance of nonaccrual loans at December 31, 2016 consist of traditional one-to four-family residential mortgages. Nonaccrual loans attributable to the acquisition of Fraternity included eight loans totaling $26,000.

Delinquencies 30-89 days past due associated with the acquired one-to four-family loan portfolio have increased $1.5 million since March 31, 2016. A large portion of this increase is attributable to two borrowing relationships concerning non-owner occupied residential investor loans. Management is closely monitoring these relationships and working with the borrowers to prevent further deterioration, while also exploring other options to resolve these credits that may or may not result in write-downs.

Foreclosed real estate increased $17,000 from $443,000 at March 31, 2016 to $460,000 at December 31, 2016 and consists of two properties. The first property represents semi-developed land in the amount of $443,000. The property is listed for sale and is participated with another financial institution, with Hamilton being the lead lender. The second property was added to foreclosed real estate during the first quarter of fiscal 2017 in the amount of $17,000. This property is residential real estate that represented a participation bought by Hamilton. Hamilton participated in 20% of the original loan amount with another financial institution, who was the lead lender at that time.

The Bank recorded a $1.0 million provision for loan loss during the first nine months of fiscal 2017 compared to a provision for loan loss of $190,000 for the same period a year ago. The provision for loan loss for the nine months ended December 31, 2016 was a result of a $622,000 charge-off taken in the most recent quarter that pertained to two commercial real estate loans to the same borrower, as discussed earlier. The remaining amount of the provision is a result of an increase in organic loan growth and the granting of a concession to two already existing one-to four-family residential TDRs. The allowance for loan losses at December 31, 2016 totaled $2.1 million, or 0.62% of gross loans, compared to $1.7 million, or 0.76% of total gross loans, at March 31, 2016. This decrease in percentage is related to the increase in overall loan balances associated with the Fraternity acquisition in May 2016. As outlined in note 3 to our consolidated financial statements, loans acquired in an acquisition are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses. We continue to monitor and manage the acquired loan portfolio to determine whether any provision is necessary.

The activity in the allowance for loan losses for the nine-month period ended December 31, 2016 includes $724,000 in charge-offs, offset by $46,000 in recoveries and a $1.0 million provision for loan losses. We currently review the adequacy of the allowance for loan losses on a monthly basis and are proactively managing problem assets. Based upon our analysis, we believe this allowance appropriately reflects the inherent risk of loss in our loan portfolio at December 31, 2016. We estimate the allowance for loan losses within a range based upon our historical charge-off history and certain environmental factors.

Results of Operations for the Three Months Ended December 30, 2016 and 2015 (unaudited)

General. Net income was $59,000 or $0.02 per basic and diluted common share for the three-month period ended December 31, 2016 compared to a net loss of $127,000 or $(0.04) per basic and diluted common share for the same period in fiscal 2016, a period-over-period increase of $186,000. The increase in net results of operations resulted primarily from an $866,000 increase in net interest income, a $54,000 increase in noninterest income, and a $292,000 decrease in tax expense, partially offset by a $710,000 increase in the provision for loan losses and a $336,000 increase in noninterest expense.

Net Interest Income. Net interest income increased $866,000, or 32.5%, to $3.6 million for the three months ended December 31, 2016 compared to $2.7 million for the three months ended December 31, 2015. The increase in net interest income was due to a $1.1 million increase in interest revenue, partially offset by a $251,000 increase in interest expense. The increase in interest revenue was due to an increase in the average balance of interest-earning assets, particularly higher yielding loans, partially offset by a slight decrease in the average yield on interest-earning assets. The average balance in interest-earning assets increased $130.5 million, or 38.8%, for the quarter ended December 31, 2016 compared to the same period in fiscal 2016, while the average yield decreased 10 basis points to 3.73% from 3.83%, respectively. The average balances increased quarter-over-quarter due to the acquisitions of Fraternity. Over this period, the Bank was able to also increase organically the average balance of higher interest-earning assets, particularly loans, which grew a net of $16.0 million, excluding the effect of our acquisition.

The increase in the average balance of interest-earning assets for the quarter ended December 31, 2016 was offset by a $135.5 million increase in the average balance of interest-bearing liabilities for the same period. The increase is attributable to deposits and borrowings acquired in the Fraternity acquisition, as well as management’s focus on increasing our deposit base to fund organic loan growth. The average cost of interest-bearing liabilities for the comparative period increased 1 basis point from 0.70% for the quarter ended December 31, 2015 to 0.71% for the quarter ended December 31, 2016. Our net interest margin decreased 15 basis point from 3.24% for the three months ended December 31, 2015 to 3.09%% for the three months ended December 31, 2016.

Interest Revenue. Interest revenue increased $1.1 million, or 35.3% to $4.4 million during the three months ended December 31, 2016 compared to the three months ended December 31, 2015, as a result of increases in interest and fees on loans and revenue from investment securities and bank deposits.

Interest and fees on loans increased $1.1 million, or 38.2%, to $3.9 million for the three months ended December 31, 2016, compared to $2.8 million for the three months ended December 31, 2015. The increase in interest and fees on loans is due to a $104.2 million increase in the average balance of net loans from $223.1 million to $327.3 million quarter-over-quarter. The increase in average loans is attributable to the loans acquired in the Fraternity acquisition, as well as our new commercial lending platform and staff that was put in place at the beginning of fiscal 2015. The average yield earned on loans decreased 29 basis point from 5.03% for the three months ended December 31, 2015 to 4.74% for the three months ended December 31, 2016. The yield on average loans continues to be impacted by the extended low interest rate environment and the competitive pressure relating to pricing.

Interest revenue on investment securities increased $55,000 to $451,000 during the three months ended December 31, 2016 from $396,000 during the three months ended December 31, 2015. The average balance of investment securities increased by $20.3 million, or 24.3%, to $103.9 million for the three months ended December 31, 2016 from $83.6 million during the same period last year, while the average yield decreased 16 basis points to 1.74% from 1.90%, respectively. The largest increase in average investment securities was in mortgage-backed securities, which increased $18.5 million to $79.7 million for the three months ended December 31, 2016 from $61.2 million for the same period last year. The average balance of investment securities also increased quarter-over-quarter by $12.4 million. The increase in average investments is attributable to the Fraternity acquisition, along with utilizing the excess cash acquired in the Fraternity acquisition and from principal reductions to purchase new investment securities.

Interest Expense. Interest expense increased $251,000, or 50.7%, to $748,000 for the three months ended December 31, 2016 compared to $496,000 for the same period in fiscal 2016, due to the increase in the average balance of both interest-bearing deposits and borrowings. Average interest-bearing deposits increased $126.0 million, or 47.3%, to $392.4 million for the three months ended December 31, 2016 from $266.4 million for the three months ended December 31, 2015. The average cost of deposits remained unchanged at 0.69% over those same periods. A significant portion of our time deposits have already repriced in today’s low interest rate environment, as a result, the change in interest expense is mainly attributable to the increase in average balances than to interest rates.

For the three-month period ended December 31, 2016, average interest-bearing deposit balances increased for all types of deposits when compared to the same period last year as a result of the Fraternity acquisition, as well as promotional efforts to raise funds for new loan growth. We remain focused on changing the mix of our deposit portfolio by maintaining our maturing certificates of deposits and growing lower cost core deposits, including savings, interest-bearing checking and money market accounts. The average balance of time deposits increased $77.2 million, or 41.0%, to $265.4 million for the quarter ended December 31, 2016 compared to $188.2 million for the quarter ended December 31, 2015. Over this same period, the average balance of core interest bearing deposits increased $48.8 million, or 62.5%, to $127.0 million for the three months ended December 31, 2016 compared to $78.1 million for the three months ended December 31, 2015. The growth in core deposits was primarily a result of the continued efforts by our cash management and financial service teams, as well as those core deposits assumed in the Fraternity acquisition.

Noninterest-bearing deposits allow us to fund growth in interest-earning assets at minimal cost. As a result of the growth generated from the efforts of our cash management personnel, commercial loan officers working with commercial clients to move their deposit relationship to Hamilton Bank and the acquisitions of Fraternity, average noninterest-bearing deposits increased $5.7 million, or 28.8%, to $25.3 million for the three months ended December 31, 2016, compared to $19.6 million for the three months ended December 31, 2015.

For the three-month period ended December 31, 2016, average interest-bearing borrowings were $26.3 million compared to an average balance of $16.9 million for the same period a year ago. The borrowings consisted entirely of advances from the Federal Home Loan Bank (“FHLB”). At December 31, 2016, the Bank had $25.5 million in outstanding advances from the FHLB, all of which were assumed through the Fraternity and Fairmount acquisitions. These borrowings carried an average rate of 1.1% for the three months ended December 31, 2016. Borrowing from the FHLB in today’s low interest rate environment can be a more cost effective means to obtain funds if deposits are not growing compared to selling investment securities that are earning a higher yield.

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

	Three Months Ended December 31,
	(dollars in thousands)
	2016			2015
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Cash and cash equivalents	$35,824	$28	0.31%	$29,871	$18	0.24%
Investment securities (1)	24,145	140	2.32%	22,370	123	2.20%
Mortgage-backed securities	79,744	311	1.56%	61,203	273	1.78%
Loans receivable, net (2)	327,336	3,878	4.74%	223,125	2,806	5.03%
Total interest-earning assets	467,049	4,357	3.73%	336,569	3,220	3.83%
Noninterest-earning assets	42,425			29,417
Total assets	$509,474			$365,986

Interest-bearing liabilities:
Certificates of deposit	$265,448	$593	0.89%	$188,240	$434	0.92%
Money Market	64,848	62	0.38%	32,403	14	0.17%
Statement savings	44,806	17	0.15%	32,754	9	0.11%
NOW accounts	17,315	1	0.02%	12,977	1	0.03%
Total interest-bearing deposits	392,417	673	0.69%	266,374	458	0.69%
Borrowings	26,280	74	1.13%	16,865	38	0.90%
Total interest-bearing liabilities	418,697	747	0.71%	283,239	496	0.70%

Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	25,274			19,617
Other noninterest-bearing liabilities	7,080			2,377
Total liabilities	451,051			305,233
Total shareholders’ equity	58,423			60,753
Total liabilities and shareholders’ equity	$509,474			$365,986

Net interest income		$3,610			$2,724
Net interest rate spread (3)			3.02%			3.13%
Net interest-earning assets (4)	$48,352			$53,330
Net interest margin (5)			3.09%			3.24%
Average interest-earning assets to average interest-bearing liabilities	111.55%			118.83%

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

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was $780,000 charged to the provision for loan losses for the three months ended December 31, 2016 compared to a provision for loan losses of $70,000 for the three months ended December 31, 2015. In the current quarter, $700,000 of the provision for loan loss was related to one legacy loan charge-off for $622,000 and the impact of that charge-off to our historical charge-off history used in calculating the allowance for loan loss. The remaining $80,000 charged to provision for loan loss is related to organic loan growth. Management identified probable losses in the loan portfolio and recorded net charge-offs of $658,000 for the three months ended December 31, 2016, compared to net recoveries of $212,000 for the comparable period a year ago.

The allowance for loan losses was $2.1 million, or 67.8% of non-performing loans at December 31, 2016 compared to $2.0 million, or 39.0% of non-performing loans at December 31, 2015. The increase in the percentage is a result of the decrease in our non-performing loans as compared to the period ending December 31, 2015. Since December 2015, we have reduced non-performing loans by charging-off $1.2 million relating to two commercial real estate loans placed on non-accrual in October 2015 having a contractual balance of $3.4 million and selling a pool of loans in October 2016 that included $768,000 in non-performing loans.

During the three months ended December 31, 2016, loan charge offs totaled $677,000, including the one charge-off of $622,000, with recoveries of $19,000, compared to $92,000 in charge offs and $304,000 in recoveries during the three months ended December 31, 2015. In the prior year quarter we had a recovery of $237,000 on one commercial construction loan. During fiscal year 2017, we expect that we will continue our emphasis in growing commercial real estate and commercial business loans, which have higher interest rates than one-to four-family mortgage loans, but are generally considered to bear higher risk than one-to four-family mortgage loans and could contribute to higher provisions going forward.

Summary of Allowance for Loan Losses Activity. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended
	December 31,
	2016	2015
	(dollars in thousands)
Allowance for loan losses at beginning of period	$1,942	$1,734
Charge-offs:
Real estate loans:
One-to four-family	52	92
Commercial	622	-
Construction	-	-
Commercial business	-	-
Home equity	-	-
Consumer	3	-
Total charge-offs	677	92
Recoveries	19	304
Net charge-offs	658	(212)
Provision for loan losses	780	70
Allowance for loan losses at end of period	$2,064	$2,016

Allowance for loan losses to non-performing loans	67.78%	39.00%
Allowance for loan losses to total loans outstanding at the end of the period	0.62%	0.88%
Net charge-offs to average loans outstanding during the period (annualized)	0.80%	-0.38%

Noninterest Revenue. Noninterest revenue increased $54,000, or 23.3%, to $288,000 for the three months ended December 31, 2016, compared to $234,000 for the three months ended December 31, 2015. The following table outlines the changes in components of noninterest revenue for the three-month periods.

	Three months ended
	December 31,
	2016	2015	$ Change	% Change
Service charges	$104,882	$102,979	$1,903	1.8
Gain on sale of investment securities	23,720	20,497	3,223	15.7
Gain on sale of loans held for sale	1,438	7,826	(6,388)	(81.6)
(Loss) gain on sale of property and equipment	(11,043)	-	(11,043)	N/A
Earnings on bank-owned life insurance	126,302	87,616	38,686	44.2
Other fees and commissions	42,784	14,675	28,109	191.5

Total noninterest revenue	$288,083	$233,593	$54,490	23.3

Noninterest revenue increased for the three months ending December 31, 2016 compared to the same quarter last year in part due to the acquisition of Fraternity, along with management’s focus on increasing core deposits which are more typically transactional and fee based oriented.

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

The increase in earnings on bank-owned life insurance (BOLI) is associated with $5.1 million in BOLI assumed by Hamilton in the Fraternity acquisition. The revenue earned from BOLI is generally exempt for tax purposes.

Other fees and commissions include loan fees charged to customers, merchant credit fees, and other smaller fees. Loan fees for the three-months ended December 31, 2016 totaled $30,000 and included charges to customers for loan applications, processing, and /or extensions. Merchant credit card fees represent a revenue sharing agreement the bank has with a credit card processing company for card services used by the Bank’s borrowers. Merchant credit card fees amounted to $6,000 for the three months ended December 31, 2016 compared to $5,000 for the comparable period a year ago.

Offsetting the increases in noninterest revenue was a decrease in gains on the sale of loans held for sale and the loss on sale of property and equipment. Gain on sale of loans held for sale represents revenue earned on loans sold in the secondary market and premiums associated with such sales. We sell a majority of our newly originated one-to four-family residential mortgage loans with a maturity greater than 10 years to the secondary market with service released to assist in managing our interest rate risk in anticipation of rising interest rates. The $11,000 loss realized on the sale of property and equipment is in reference to the sale of an unoccupied branch building that was obtained as part of the Company’s acquisition of Fairmount Bancorp in 2015. The property was sold for $425,000 with net proceeds of $393,000, excluding closing costs, and a book balance of $405,000.

Noninterest Expense. Noninterest expense increased $336,000, or 12.1%, to $3.1 million for the three months ended December 31, 2016 compared to $2.8 million for the three months ended December 31, 2015. The following table outlines the changes in components of noninterest expense for the three-month periods.

	Three months ended
	December 31,
	2016	2015	$ Change	% Change
Salaries and benefits	$1,714,314	$1,395,858	$318,456	22.8
Occupancy	234,310	195,155	39,155	20.1
Advertising	16,305	43,295	(26,990)	(62.3)
Furniture and equipment	93,058	85,077	7,981	9.4
Data processing	206,596	154,977	51,619	33.3
Legal services	47,831	52,100	(4,269)	(8.2)
Other professional services	284,979	131,353	153,626	117.0
Merger related expenses	-	196,645	(196,645)	(100.0)
Deposit insurance premiums	63,571	63,105	466	0.7
Foreclosed real estate expense and losses	(1,578)	3,270	(4,848)	(148.3)
Other operating	457,466	459,817	(2,351)	(0.5)

Total noninterest expense	$3,116,852	$2,780,652	$336,200	12.1

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

	Three months ended December 31,
	2016	2015
Legal	$-	$68,528
Professional services	-	128,117
Total meger related expenses	$-	$196,645

In addition to acquisition related expenses, several other categories, including occupancy, furniture and equipment, and data processing all increased as a result of the Bank operating as a larger institution. Certain costs are inherited after acquiring another financial institution, including additional personnel, branch costs, additional equipment, increased FDIC insurance, and an increase in the core data base resulting from the addition of acquired customers.

The largest increase in noninterest expenses quarter-over-quarter was in salaries and benefits. The Company went from 59 full-time equivalent employees at December 31, 2015 to 73 full-time equivalent employees at December 31, 2016. The additional personnel are related to the retention of certain employees from the Fraternity acquisition and internal growth within our loan and back-office areas. In addition, for the three months ending December 31, 2016 and 2015, $79,000 in expense was recognized relating to equity awards granted to officers under the Company’s 2013 Equity Incentive Plan. The equity awards provide for management to have a vested interest in the performance of the company and share in the benefit of an increase in shareholder value. Similarly, other operating expenses for the same periods include $30,000 in expense associated with equity awards granted to Directors.

Legal expense for the quarter ending December 31, 2016 decreased slightly over the same quarter a year ago due to the reduction in problem assets acquired in the Fairmount acquisition, particularly the non-owner occupied residential investor loans. During the current quarter, we sold a pool of non-performing loans relating to the non-owner occupied residential investor loans to reduce costs, including legal expenses, associated with these loans going forward. Management has been diligently working through these problem assets and has engaged legal counsel to assist with the collection and foreclosure process, as well as consult on how to proceed with certain borrowers.

Other professional services increased quarter-over quarter due to payments to the executives of Fraternity under non-compete agreements. The expense associated with these agreements is $860,000 and will be recognized over the two year contractual period of the agreements, including $145,000 that was recognized in the quarter ending December 31, 2016. In addition, we were paying consulting fees over a six month period to the same Fraternity executives to assist in the retaining and transitioning of our newly acquired customer base. Payments under the consulting agreement ended in November 2016.

Deposit insurance premiums remained relatively unchanged in comparing the two quarters, despite overall deposits increasing as a result of the Fraternity acquisition. The rates associated with FDIC insurance premiums were reduced during the quarter ending December 31, 2016 as a result of the deposit insurance fund reaching it is minimum fund balance. It is anticipated that the rates will remain lower as long as the minimum fund balance is maintained and the Bank’s overall regulatory rating remains the same.

The decrease in other operating expense consists of several items, including adjustments to the deferral of Director fees associated with loan origination costs, new costs associated with non-owner occupied residential investor loans acquired from Fairmount and the management of those properties, additional amortization expense associated with the core deposit intangible created in the Fraternity acquisition, increased regulatory filing expenses, and other miscellaneous items such telephone and dues and subscriptions.

Management actively explores ways to reduce costs and improve efficiency. We monitor our costs associated with daily operations and review existing vendor contracts for additional savings and/or seek alternative vendors. These actions, along with efficiencies achieved through the acquisitions of Fraternity and Fairmount, continue to improve our efficiency ratio.

Income Tax Expense. We recorded a tax benefit of $58,000 for the three months ended December 31, 2016 after pre-tax income of $1,000, compared to tax expense of $234,000 for the three months ended December 31, 2015 on pre-tax income of $107,000. The tax-benefit reported in the current quarter is a result of tax-exempt income associated with bank-owned life insurance and certain municipal securities; while the higher tax expense for the comparable period a year ago is due to the $197,000 in acquisition-related expenses incurred that is not tax deductible. The resulting effective income tax rates for the three month periods ending December 31, 2016 and 2015 are skewed as a result of the low pre-tax income and the items tax-exempt items discussed. We have used the actual effective tax rate method to calculate taxes for the three-month period ended December 31, 2016. We determined that since a reliable estimate under ASC 740-270-25-2 cannot be made due to recent acquisitions, the actual effective tax rate for the year to date is the best estimate of the annual effective tax rate for the three-month period ended December 31, 2016.

Results of Operations for the Nine Months Ended December 31, 2016 and 2015 (unaudited)

General. Net Income was $48,000 or $0.01 per basic and diluted common share for the nine-month period ended December 31, 2016 compared to a net loss of $210,000 or $(0.07) per basic and diluted common share for the same period in fiscal 2016, an improvement of $258,000 in results of operations period over period. The improvement resulted from a $3.4 million increase in net interest income and $390,000 decrease in tax expense, partially offset by an $850,000 increase in the provision for loan loss, a $271,000 decrease in noninterest income, and a $2.4 million increase in noninterest expense.

Net Interest Income. Net interest income increased $3.4 million, or 49.8%, to $6.9 million for the nine months ended December 31, 2016 compared to $10.3 million for the nine months ended December 31, 2015. The increase in net interest income was due to a $4.3 million increase in interest revenue, partially offset by a $847,000 increase in interest expense. The increase in interest revenue was due to an increase in the average balance of interest-earning assets, particularly higher yielding loans, as well as a slight increase in average yield on interest-earning assets. The average balance in interest-earning assets increased $158.5 million, or 53.2%, for the nine months ended December 31, 2016 compared to the same period in fiscal 2016, while the average yield decreased 3 basis points to 3.62% from 3.65%, respectively. The average balances increased due to the acquisitions of Fairmount and Fraternity. The Fairmount acquisition occurred at the end of September 2015 and had less of an impact on the prior year period. Over this period, the Bank was able to also increase organically the average balance of higher interest-earning assets, particularly loans, which grew a net of $16.0 million, excluding the effect of our acquisitions.

The increase in the average balance of interest-earning assets for the nine months ended December 31, 2016 was offset by a $166.5 million increase in the average balance of interest-bearing liabilities for the same period. The increase is attributable to deposits and borrowings acquired in the Fairmount and Fraternity acquisitions, as well as management’s focus on increasing our deposit base to fund organic loan growth. The average cost of interest-bearing liabilities for the comparative period declined 1 basis point from 0.72% for the nine months ended December 31, 2015 to 0.71% for the nine months ended December 31, 2016. Our net interest margin decreased 6 basis point from 3.06% for the nine months ended December 31, 2015 to 3.00% for the nine months ended December 31, 2016.

Interest Revenue. Interest revenue increased $4.3 million, or 52.2% to $12.4 million during the nine months ended December 31, 2016 compared to the nine months ended December 31, 2015, as a result of increases in interest and fees on loans, interest revenue earned on investment securities, and revenue from federal funds sold and other bank deposits.

Interest and fees on loans increased $4.1 million, or 59.7%, to $11.0 million for the nine months ended December 31, 2016, compared to $6.9 million for the nine months ended December 31, 2015. The increase in interest and fees on loans is due to a $121.9 million increase in the average balance of net loans from $189.0 million to $310.9 million period-over-period. The increase in average loans is attributable to the loans acquired in both the Fairmount and Fraternity acquisitions, as well as our new commercial lending platform and staff that was put in place at the beginning of fiscal 2015. The Fairmount acquisition occurred near the end of September 2015 and had less of an impact on the prior year period. The average yield earned on loans decreased 14 basis point from 4.87% for the nine months ended December 31, 2015 to 4.73% for the nine months ended December 31, 2016. The yield on average loans continues to be impacted by the extended low interest rate environment and the competitive pressure in the market relating to pricing.

Interest revenue on investment securities increased $19,000 to $1.2 million during the nine months ended December 31, 2016 compared to the nine months ended December 31, 2015. The average balance of investment securities increased by $5.2 million, or 6.0%, to $91.3 million for the nine months ended December 31, 2016 from $86.2 million during the same period last year, while the average yield decreased 7 basis points to 1.81% from 1.88%, respectively. The largest increase in average investments was in mortgage-backed securities, which increased $4.1 million to $68.7 million for the nine months ended December 31, 2016 from $64.6 million for the same period last year. The average balance of investment securities increased $1.1 million over that same period.

Interest revenue on cash and cash equivalents also increased $116,000 to $148,000 for the nine months ended December 31, 2016 compared to $32,000 for the nine months ended December 31, 2015. The average balance of cash and cash equivalents increased $31.4 million during the nine months ended December 31, 2016 compared to the same nine months a year ago, while the average yield increased 17 basis points due to the Federal Reserve raising interest rates 25 basis points in December 2015.

Interest Expense. Interest expense increased $847,000, or 64.8%, to $2.2 million for the nine months ended December 31, 2016 compared to $1.3 million for the same period in fiscal 2016, due primarily to the increase in the average balance of both interest-bearing deposits and borrowings. Average interest-bearing deposits increased $151.2 million, or 65.7%, to $381.4 million for the nine months ended December 31, 2016 from $230.2 million for the nine months ended December 31, 2015. The average cost of deposits declined from 0.72% to 0.68% over those same periods, a 4-basis point decline. A significant portion of our time deposits have already repriced in today’s low interest rate environment, as a result, the change in interest expense is mainly attributable to the increase in average balances than to the change in interest rates.

For the nine-month period ended December 31, 2016, average interest-bearing deposit balances increased for all types of deposits when compared to the same period last year as a result of both the Fraternity and Fairmount acquisitions, as well as promotional efforts to raise funds for new loan growth. We remain focused on changing the mix of our deposit portfolio by maintaining our maturing certificates of deposits and growing lower cost core deposits, including savings, interest-bearing checking and money market accounts. The average balance of time deposits increased $96.5 million, or 58.6%, to $261.1 million for the nine months ended December 31, 2016 compared to $164.6 million for the nine months ended December 31, 2015. Over this same period, the average balance of core interest bearing deposits increased $54.7 million, or 83.4%, to $120.3 million for the nine months ended December 31, 2016 compared to $65.6 million for the nine months ended December 31, 2015. The growth in core deposits was primarily a result of the continued efforts by our cash management and financial service teams, as well as those core deposits assumed in the Fraternity and Fairmount acquisitions.

Noninterest-bearing deposits allow us to fund growth in interest-earning assets at minimal cost. As a result of the growth generated from the efforts of our cash management personnel, commercial loan officers working with commercial clients to move their deposit relationship to Hamilton Bank and the acquisitions of Fraternity and Fairmount, average noninterest-bearing deposits increased $4.3 million, or 22.3%, to $23.5 million for the nine months ended December 31, 2016, compared to $19.2 million for the nine months ended December 31, 2015.

For the nine-month period ended December 31, 2016, the average interest-bearing borrowings were $25.5 million compared to an average balance of $10.2 million for the same period a year ago. The borrowings consisted entirely of advances from the Federal Home Loan Bank (“FHLB”). At December 31, 2016, the Bank had $25.5 million in outstanding advances from the FHLB, all of which were assumed through the Fraternity and Fairmount acquisitions. These borrowings carried an average rate of 1.0% for the nine months ended December 31, 2016. Borrowing from the FHLB in today’s low interest rate environment can be a more cost effective means to obtain funds if deposits are not growing compared to selling investment securities that are earning a higher yield.

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

	Nine Months Ended December 31,
	(dollars in thousands)
	2016			2015
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Cash and cash equivalents	$54,294	$148	0.36%	$22,885	$32	0.19%
Investment securities (1)	22,607	408	2.41%	21,524	370	2.29%
Mortgage-backed securities	68,705	829	1.61%	64,629	848	1.75%
Loans receivable, net (2)	310,922	11,026	4.73%	189,033	6,906	4.87%
Total interest-earning assets	456,528	12,411	3.62%	298,071	8,156	3.65%
Noninterest-earning assets	39,905			24,372
Total assets	$496,433			$322,443

Interest-bearing liabilities:
Certificates of deposit	$261,096	$1,759	0.90%	$164,608	$1,191	0.96%
Money Market	60,441	148	0.33%	29,834	33	0.15%
Statement savings	42,956	49	0.15%	23,614	14	0.08%
NOW accounts	16,910	3	0.02%	12,134	3	0.03%
Total interest-bearing deposits	381,403	1,959	0.68%	230,190	1,241	0.72%
Borrowings	25,547	193	1.01%	10,227	65	0.85%
Total interest-bearing liabilities	406,950	2,152	0.71%	240,417	1,306	0.72%

Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	23,501			19,222
Other noninterest-bearing liabilities	6,506			1,935
Total liabilities	436,957			261,574
Total shareholders’ equity	59,476			60,869
Total liabilities and shareholders’ equity	$496,433			$322,443

Net interest income		$10,259			$6,850
Net interest rate spread (3)			2.92%			2.92%
Net interest-earning assets (4)	$49,578			$57,654
Net interest margin (5)			3.00%			3.06%
Average interest-earning assets to average interest-bearing liabilities	112.18%			123.98%

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

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was $1.0 million charged to the provision for loan losses for the nine months ended December 31, 2016 compared to a provision for loan losses of $190,000 for the nine months ended December 31, 2015. Approximately $170,000 of the $1.0 million charged to the provision for loan losses is related to two performing TDRs that were charged a risk adjusted rate of interest when their modified rate period expired. Another $700,000 of the provision for loan loss is attributable to two commercial real estate loans to one borrower that were written-down by $622,000 and resulted in an increase in the Bank’s charge-off history with respect to commercial real estate loans. The increase charge-off history required another $78,000 be added to the allowance for loan loss. The remaining provision for loan loss is related to organic loan growth. Management identified probable losses in the loan portfolio and recorded net charge-offs of $678,000 for the nine months ended December 31, 2016, compared to net recoveries of $136,000 for the comparable period a year ago.

The allowance for loan losses was $2.1 million, or 67.8% of non-performing loans at December 31, 2016 compared to $2.0 million, or 39.0% of non-performing loans at December 31, 2015. The increase in the percentage is a result of the decrease in our non-performing loans as compared to the period ending December 31, 2015. Since December 2015, we have reduced non-performing loans by charging-off $1.2 million relating to two commercial real estate loans place on non-accrual status in October 2015 having a contractual balance of $3.4 million and selling a pool of loans in October 2016 that included $768,000 in non-performing loans.

During the nine months ended December 31, 2016, loan charge offs totaled $724,000 with recoveries of $46,000, compared to $278,000 in charge offs and $414,000 in recoveries during the nine months ended December 31, 2015. Roughly $622,000 in charge-offs relating to the current year is attributable to one commercial real estate relationship; while in the prior year we had a recovery of $237,000 on one commercial construction loan. During the remainder of fiscal year 2017, we expect that we will continue our emphasis in growing commercial real estate and commercial business loans, which have higher interest rates than one-to four-family mortgage loans, but are generally considered to bear higher risk than one-to four-family mortgage loans and could contribute to higher provisions going forward.

Summary of Allowance for Loan Losses Activity. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Nine Months Ended
	December 31,
	2016	2015
	(dollars in thousands)
Allowance for loan losses at beginning of period	$1,702	$1,690
Charge-offs:
Real estate loans:
One-to four-family	96	254
Commercial	622	-
Construction	-	-
Commercial business	2	10
Home equity	-	6
Consumer	4	8
Total charge-offs	724	278
Recoveries	46	414
Net charge-offs	678	(136)
Provision for loan losses	1,040	190
Allowance for loan losses at end of period	$2,064	$2,016
Allowance for loan losses to non-performing loans	67.78%	39.00%
Allowance for loan losses to total loans outstanding at the end of the period	0.62%	0.88%
Net charge-offs to average loans outstanding during the period (annualized)	0.28%	-0.09%

Noninterest Revenue. Noninterest revenue decreased $271,000, or 24.4%, to $840,000 for the nine months ended December 31, 2016, compared to $1.1 million for the nine months ended December 31, 2015. The following table outlines the changes in components of noninterest revenue for the nine-month periods.

	Nine months ended
	September 30,
	2016	2015	$ Change	% Change
Service charges	$319,489	$304,951	$14,538	4.8
Gain on sale of investment securities	23,720	42,212	(18,492)	(43.8)
Gain on sale of loans held for sale	23,047	43,395	(20,348)	(46.9)
(Loss) gain on sale of property and equipment	(11,043)	407,188	(418,231)	(102.7)
Earnings on bank-owned life insurance	364,928	264,062	100,866	38.2
Other fees and commissions	119,937	49,194	70,743	143.8

Total noninterest revenue	$840,078	$1,111,002	$(270,924)	(24.4)

 Noninterest revenue decreased in large part due to a $407,000 gain on the sale of the Towson branch property in the fiscal 2016 period. The branch was closed in early May 2015. Similiarly, the $11,000 loss realized on the sale of property and equipment in the fiscal 2017 period is in reference to the sale of an unoccupied branch building that was obtained as part of the Company’s acquisition of Fairmount Bancorp in 2015. The property was sold for $425,000 with net proceeds of $393,000, excluding closing costs, and a book balance of $405,000. Excluding these items, non-interest revenue increased $147,000, or 20.9%, compared to the comparable period last year. This increase is in part attributable to the acquisitions of Fairmount and Fraternity.

Service charges associated with retail deposit products increased during the nine months ended December 31, 2016 compared to the same period a year ago because of the Fairmount and Fraternity acquisitions and management’s continued focus on growing core deposits, particularly checking accounts, which typically generate more service fee income. We continually review our fee structure on transactional accounts so that we may be more aligned with our market. Customers, however, have become more cost conscious of fees and better manage their deposit relationship with the Bank.

The increase in earnings on bank-owned life insurance (BOLI) is associated with $5.1 million in BOLI assumed by Hamilton in the Fraternity acquisition. The revenue earned from BOLI is generally exempt for tax purposes.

Other fees and commissions include loan fees charged to customers, merchant credit fees, and other smaller fees. Loan fees for the nine months ended December 31, 2016 totaled $89,000 compared to $43,000 for the same period a year ago. Loan fees include various charges to customers for loan applications, processing, and /or extensions. Merchant credit card fees represent a revenue sharing agreement the bank has with a credit card processing company for card services used by the Bank’s borrowers. Merchant credit card fees amounted to $19,000 for the nine months ended December 31, 2016 compared to $13,000 for the comparable period a year ago.

Offsetting the increases in noninterest revenue for the first nine months of fiscal 2017 was a decrease in gains on the sale of loans held for sale and gains from the sale of investment securities. Gain on sale of loans held for sale represents revenue earned on loans sold in the secondary market at a premium. We sell a majority of our newly originated one-to four-family residential mortgage loans with a maturity greater than 10 years to the secondary market with service released to assist in managing our interest rate risk in anticipation of rising interest rates.

Noninterest Expense. Noninterest expense increased $2.4 million, or 31.6%, to $10.1 million for the nine months ended December 31, 2016 compared to the nine months ended December 31, 2015. The following table outlines the changes in components of noninterest expense for the nine-month periods.

	Nine months ended
	December 31,
	2016	2015	$ Change	% Change
Salaries and benefits	$5,149,222	$3,827,751	$1,321,471	34.5
Occupancy	709,081	548,817	160,264	29.2
Advertising	91,635	89,109	2,526	2.8
Furniture and equipment	290,818	237,752	53,066	22.3
Data processing	583,407	439,989	143,418	32.6
Legal services	161,278	110,091	51,187	46.5
Other professional services	808,309	291,260	517,049	177.5
Merger related expenses	219,417	828,225	(608,808)	(73.5)
Branch consolidation expense	437,424	-	437,424	N/A
Deposit insurance premiums	251,759	151,970	99,789	65.7
Foreclosed real estate expense and losses	6,530	17,157	(10,627)	(61.9)
Other operating	1,367,726	1,114,428	253,298	22.7

Total noninterest expense	$10,076,606	$7,656,549	$2,420,057	31.6

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

	Nine Months Ended December 31,
	2016	2015
Legal	$55,500	$433,051
Professional services	157,567	316,959
Advertising	-	2,779
Date processing	-	48,745
Other	6,350	26,691
Total meger related expenses	$219,417	$828,225

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

The largest increase in noninterest expenses for the nine-month period-over-period was in salaries and benefits. The Company went from 59 full-time equivalent employees at December 31, 2015 to 73 full-time equivalent employees at December 31, 2016. The additional personnel are related to the retention of certain employees from the Fraternity acquisition and internal growth within our loan and back-office area. Also, for the nine months ending December 31, 2016 and 2015, $237,000 in expense was recognized relating to equity awards granted to officers under the Company’s 2013 Equity Incentive Plan. The equity awards provide for management to have a vested interest in the performance of the Company and share in the benefit of an increase in shareholder value. Similarly, other operating expenses for the same periods include $89,000 in expense associated with equity awards granted to Directors.

Legal expense for the first nine months of fiscal 2017 increased over the same period a year ago. This was due to some of the problem assets acquired in the Fairmount acquisition, particularly the non-owner occupied residential investor loans. Management is diligently working through these problem assets and has engaged legal counsel to assist with the collection and foreclosure process, as well as consult on how to proceed with certain borrowers. During the quarter ending December 31, 2016, we sold, as part of a pool of loans, non-performing loans relating to non-owner occupied residential investor loans. These non-performing loans were sold to reduce costs, including legal expenses, associated with these loans going forward.

Other professional services increased for the nine-month period on a period-over-period basis due to increased audit fees resulting from an increase in our asset size and consulting on the purchase accounting associated with our acquisitions. Also contributing to the increase are payments to the executives of Fraternity under non-compete agreements. The expense associated with these agreements is $860,000 and will be recognized over the two year contractual period of the agreements, including $387,000 that was recognized for the nine month period ended December 31, 2016. In addition, we paid $80,000 in consulting fees over a six month period to the same Fraternity executives to assist in the retaining and transitioning of our newly acquired customer base. Payments under the consulting agreement ended in November 2016.

The increase in other operating expense consists of several items, including adjustments to the deferral of Director fees associated with loan origination costs, new costs associated with non-owner occupied residential investor loans acquired from Fairmount and the management of those properties, additional amortization expense associated with the core deposit intangible created in the Fraternity and Fairmount acquisitions, increased regulatory filing expenses, and other miscellaneous items such telephone and dues and subscriptions.

Management actively explores ways to reduce costs and improve efficiency. We monitor our costs associated with daily operations and review existing vendor contracts for additional savings and/or seek alternative vendors. These actions, along with efficiencies achieved through the acquisitions of Fraternity and Fairmount, continue to improve our efficiency ratio.

Income Tax Expense. We recorded a tax benefit of $65,000 for the nine months ended December 31, 2016 after pre-tax loss of $18,000, compared to a tax expense of $325,000 for the nine months ended December 31, 2015 after pre-tax income of $115,000. The effective income tax rate was a negative 367.4% for the nine months ending December 31, 2016 due to tax-exempt income associated bank-owned life insurance and certain municipal securities. The tax expense and corresponding effective tax rate for the nine-month period ended December 31, 2015 is higher than the pre-tax income due the acquisition related expenses and tax-exempt revenue. The respective acquisition related costs associated with each period are not tax deductible. We have used the actual effective tax rate method to calculate taxes for the nine-month period ended December 31, 2016. We determined that since a reliable estimate under ASC 740-270-25-2 cannot be made due to recent acquisitions, the actual effective tax rate for the year to date is the best estimate of the annual effective tax rate for the nine-month period ended December 31, 2016.

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

We also have the ability to borrow from the Federal Home Loan Bank Atlanta (FHLB) to meet our liquidity needs. At December 31, 2016, we had $25.5 million in borrowings from the FHLB, all of which were assumed through acquisitions, and the capacity to borrow approximately $102.1 million more, subject to our pledging sufficient assets. Historically we have not used borrowings to fund operations.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending, and investing activities during any given period. At December 31, 2016, cash and cash equivalents totaled $18.3 million and securities available for sale amounted to $106.8 million.

 Total deposits, excluding those acquired in the Fraternity acquisition, have decreased $14.4 million over the nine months ended December 31, 2016, while increasing $10.5 million since December 31, 2015. The overall increase since December 2015 is due to various deposit promotions that were run prior to March 31, 2016 and $23.0 million in money market funds deposited by one customer. The subsequent decrease over the past nine months is due to the various deposits from the prior promotions coming due and the withdrawal of some of the funds pertaining to the $23 million deposited by one customer. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. In the second half of fiscal 2016, we made a conscious effort to grow and retain maturing certificates of deposits through various promotions to assist in funding organic loan growth. Certificates of deposit allowed us to lock in those funds for an extended period of time based upon current interest rates. This strategy began to change over the first quarter of fiscal 2017 due to the excess liquidity that had built up in the form of cash from the acquisition of Fraternity. We discontinued our promotional efforts with certificates of deposit in hope of maintaining these deposits as they mature and continued to focus more on generating lower costing core deposits (considered to be all deposits other than certificates of deposit). At December 31, 2016, certificates of deposit scheduled to mature within one year totaled $137.6 million, or 53.2% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods due to the current low interest rate environment and local competitive pressures. Whether we retain these deposits will be determined in part by the interest rates we are willing to pay on such deposits. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit due on or before December 31, 2017.

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. At December 31, 2016, we had $47.3 million in commitments to extend credit outstanding.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2016, we exceeded all of the applicable regulatory capital requirements for the Bank, including the new requirement under Basel III to obtain a minimum common equity core (Tier 1) capital to risk-weighted assets ratio of 5.125%. To be classified as a well-capitalized bank, we must have a common equity core (Tier 1) capital to risk-weighted assets ratio of at least 6.5%. For the period ended December 31, 2016, our common equity to Tier 1 capital was $41.7 million, or 12.73%, of total risk-weighted assets compared to $44.5 million, or 19.06% of total risk-weighted assets for the year ended March 31, 2016.

Our core (Tier 1) capital was $41.7 million and $44.5 million, or 8.51% and 11.78% of adjusted total assets, at December 31, 2016 and March 31, 2016, respectively. In order to be classified as “well-capitalized” under federal banking regulations, we were required to have core capital of at least $24.5 million, or 5.0% of adjusted assets, as of December 31, 2016. To be classified as a well-capitalized bank, we must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%, and a Tier 1 risk-based capital to risk-weighted assets of at least 8%. At December 31, 2016 and March 31, 2016, we had total risk-based capital ratios of 13.37% and 19.81%, respectively, and Tier 1 risk-based capital ratios of 12.73% and 19.06%, respectively. Our regulatory risk weighted capital ratios decreased during fiscal 2017 as a result of our risk-weighted assets increasing due to the Fraternity acquisition and to a lesser extent, increases in commercial loans due to organic growth.

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

Item 1A.     Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 29, 2016. As of December 31, 2016, except for the additional risk factors set forth below, the risk factors of the Company have not changed materially from those disclosed in the annual report.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of December 31, 2016 (unaudited) and March 31, 2016; (ii) the Consolidated Statements of Operations for the three and nine months ended December 31, 2016 and 2015 (unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2016 and 2015 (unaudited); (iv) the Consolidated Statements of Equity for the nine months ended December 31, 2016 and 2015 (unaudited); (v) the Consolidated Statement of Cash Flows for the nine months ended December 31, 2016 and 2015 (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

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

HAMILTON BANCORP, INC.

Date: February 14, 2017	/s/ Robert A. DeAlmeida
Robert A. DeAlmeida
President and Chief Executive Officer

Date: February 14, 2017	/s/ John P. Marzullo
John P. Marzullo
Senior Vice President, Chief Financial Officer and Treasurer