Form 10-Q
period 2017-06-30
Hamilton Bancorp, Inc.
filed 2017-08-14
CIK 1551739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

YES [   ]     NO [X]

The Registrant’s common stock, par value $0.01 per share, consisted of 3,411,075 shares issued and outstanding as of August 14, 2017.

Hamilton Bancorp, Inc. and Subsidiaries

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Financial Condition

June 30, 2017 and March 31, 2017

	June 30,	March 31,
	2017	2017
	(Unaudited)	(Audited)
Assets
Assets
Cash and due from banks	$13,714,789	$24,436,793
Federal funds sold	6,511,500	4,917,128
Cash and cash equivalents	20,226,289	29,353,921
Certificates of deposit held as investment	499,257	499,280
Securities available for sale, at fair value	98,613,783	102,429,128
Federal Home Loan Bank stock, at cost	2,020,200	2,020,200
Loans	353,668,253	338,933,198
Allowance for loan losses	(2,357,528)	(2,194,815)
Net loans and leases	351,310,725	336,738,383
Premises and equipment, net	3,716,412	3,674,280
Premises and equipment held for sale	547,884	547,884
Foreclosed real estate	520,399	503,094
Accrued interest receivable	1,418,449	1,310,080
Bank-owned life insurance	18,375,924	18,253,348
Deferred income taxes	7,688,634	7,976,850
Goodwill and other intangible assets	9,271,312	9,302,828
Other assets	1,691,276	1,920,740
Total Assets	$515,900,544	$514,530,016

Liabilities and Shareholders' Equity
Liabilities
Noninterest-bearing deposits	$32,424,766	$30,401,454
Interest-bearing deposits	379,877,477	382,454,320
Total deposits	412,302,243	412,855,774
Borrowings	35,975,228	36,124,899
Advances by borrowers for taxes and insurance	2,842,724	1,868,110
Other liabilities	4,192,376	3,890,003
Total liabilities	455,312,571	454,738,786

Commitments and contingencies	-	-

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized. Issued and outstanding: 3,411,075 shares at June 30, 2017 and March 31, 2017	34,111	34,111
Additional paid in capital	31,771,446	31,656,235
Retained earnings	32,123,050	31,730,673
Unearned ESOP shares	(2,221,800)	(2,221,800)
Accumulated other comprehensive income (loss)	(1,118,834)	(1,407,989)
Total shareholders' equity	60,587,973	59,791,230
Total Liabilities and Shareholders' Equity	$515,900,544	$514,530,016

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

Three Months Ended June 30, 2017 and 2016

	Three Months Ended
	June 30,
	2017	2016
Interest revenue
Loans, including fees	$3,848,013	$3,316,673
U.S. treasuries, government agencies and FHLB stock	32,684	86,574
Municipal and corporate bonds	113,969	49,026
Mortgage-backed securities	338,906	231,497
Federal funds sold and other bank deposits	54,408	66,706
Total interest revenue	4,387,980	3,750,476

Interest expense
Deposits	660,458	611,812
Borrowed funds	134,270	42,072
Total interest expense	794,728	653,884

Net interest income	3,593,252	3,096,592
Provision for loan losses	160,000	210,000
Net interest income after provision for loan losses	3,433,252	2,886,592

Noninterest revenue
Service charges	119,199	95,120
Gain on sale of loans held for sale	-	11,172
Earnings on bank-owned life insurance	122,576	112,526
Other	24,717	50,680
Total noninterest revenue	266,492	269,498

Noninterest expenses
Salaries	1,459,998	1,382,606
Employee benefits	393,174	349,334
Occupancy	260,838	215,900
Advertising	27,028	31,351
Furniture and equipment	83,984	98,323
Data processing	164,850	185,723
Legal services	101,890	50,263
Other professional services	180,302	196,764
Merger related expenses	-	188,151
Branch consolidation expense	-	437,424
Deposit insurance premiums	57,128	77,200
Foreclosed real estate expense and losses	1,186	8,108
Other operating	422,647	487,952
Total noninterest expense	3,153,025	3,709,099

Income (loss) before income taxes	546,719	(553,009)
Income tax expense (benefit)	154,342	(217,801)
Net income (loss)	$392,377	$(335,208)

Net income (loss) per common share:
Basic	$0.12	$(0.11)
Diluted	$0.12	$(0.11)

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

Three Months Ended June 30, 2017 and 2016

	Three Months Ended
	June 30,
	2017	2016

Net income (loss)	$392,377	$(335,208)
Other comprehensive income (loss):
Unrealized gain on investment securities available for sale	549,343	570,123
Reclassification adjustment for realized gain on investment securities available for sale included in net income	-	-
Total unrealized gain on investment securities available for sale	549,343	570,123
Unrealized loss on derivative transactions	(209,948)	-
Income tax expense relating to investment securities available for sale and derivative transactions	133,874	224,886
Other comprehensive income	205,521	345,237

Total comprehensive income	$597,898	$10,029

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three Months Ended June 30, 2017 and 2016

					Accumulated
		Additional		Unearned	other	Total
	Common	paid-in	Retained	ESOP	comprehensive	shareholders'
	stock	capital	earnings	shares	income (loss)	equity

Balances April 1, 2016	$34,136	$31,242,731	$32,659,455	$(2,369,920)	$(21,819)	$61,544,583
Net loss	-	-	(335,208)	-	-	(335,208)
Unrealized gain on available for sale securities, net of tax effect of $224,886	-	-	-	-	345,237	345,237
Stock based compensation - options	-	52,302	-	-	-	52,302
Stock based compensation - restricted stock	-	56,426	-	-	-	56,426

Balances June 30, 2016	$34,136	$31,351,459	$32,324,247	$(2,369,920)	$323,418	$61,663,340

Balances April 1, 2017	$34,111	$31,656,235	$31,730,673	$(2,221,800)	$(1,407,989)	$59,791,230
Net income	-	-	392,377	-	-	392,377
Unrealized gain on available for sale securities, net of tax effect of $216,688	-	-	-	-	332,655	332,655
Unrealized loss on derivative transactions, net of tax effect of $(82,814)	-	-	-	-	(43,500)	(43,500)
Stock based compensation - options	-	57,392	-	-	-	57,392
Stock based compensation - restricted stock	-	57,819	-	-	-	57,819

Balances June 30, 2017	$34,111	$31,771,446	$32,123,050	$(2,221,800)	$(1,118,834)	$60,587,973

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended June 30, 2017 and 2016

	Three Months Ended
	June 30,
	2017	2016

Cash flows from operating activities
Interest received	$4,515,279	$3,520,057
Fees and commissions received	143,916	145,801
Interest paid	(1,066,546)	(742,098)
Cash paid to suppliers and employees	(2,393,508)	(2,422,853)
Origination of loans held for sale	-	(675,000)
Proceeds from sale of loans held for sale	-	945,622
Increase in deferred tax asset	-	(1,735,421)
Net cash provided (used) by operating activities	1,199,141	(963,892)

Cash flows from investing activities
Acqusition, net of cash acquired	-	(11,006,813)
Proceeds from maturing and called securities available for sale, including principal pay downs	4,126,059	7,968,235
Proceeds from maturing and called certificates of deposit	-	735,000
Purchase of Federal Home Loan Bank stock	-	185,000
Loans made, net of principal repayments	(14,747,850)	(1,121,745)
Purchase of premises and equipment	(121,649)	(75,953)
Proceeds from sale of premises and equipment	-	35,000
Proceeds from sale of foreclosed real estate	-	-
Net cash used by investing activities	(10,743,440)	(3,281,276)

Cash flows from financing activities
Net increase (decrease) in
Deposits	(428,522)	1,643,762
Advances by borrowers for taxes and insurance	974,614	1,989,623
Proceeds from borrowings	11,550,000	-
Payments of borrowings	(11,553,111)	(2,000,000)
Interest rate swap on FHLB borrowings	(126,314)	-
Net cash provided by financing activities	416,667	1,633,385

Net decrease in cash and cash equivalents	(9,127,632)	(2,611,783)

Cash and cash equivalents at beginning of period	29,353,921	67,448,536

Cash and cash equivalents at end of period	$20,226,289	$64,836,753

Supplemental Disclosures of Cash Flow Information:
Total cash consideration paid for Fraternity Acquisition	$-	$25,704,871
Less cash acquired	-	14,698,058
Acquisition, net of cash acquired	$-	$11,006,813

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

	Three Months Ended
	June 30,
	2017	2016

Reconciliation of net income (loss) to net cash provided (used) by operating activities
Net income (loss)	$392,377	$(335,208)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Amortization of premiums on certificates of deposit	23	5,162
Amortization of premiums on securities	238,628	133,622
Loan discount accretion	(450)	38,352
Deposit premium amortization	(125,009)	(102,183)
Borrowing premium amortization	(146,560)	(111,647)
Core deposit intangible asset amortization	31,516	26,474
Premises and equipment depreciation and amortization	79,517	81,906
Write-down of foreclosed real estate	1,186	-
Stock based compensation	115,212	108,729
Provision for loan losses	160,000	210,000
Decrease (increase) in:
Accrued interest receivable	(108,369)	(440,149)
Loans held for sale	-	259,450
Cash surrender value of life insurance	(122,576)	(112,525)
Income taxes refundable and deferred income taxes	154,342	(1,953,222)
Other assets	229,464	2,446,605
Increase (decrease) in:
Accrued interest payable	(249)	125,616
Deferred loan origination fees	(2,533)	32,594
Other liabilities	302,622	(1,377,468)
Net cash (used) provided by operating activities	$1,199,141	$(963,892)

Noncash investing activity
Real estate acquired through foreclosure	$17,305	$-

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2017

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

On September 11, 2015, the Company completed its acquisition of Fairmount Bancorp, Inc. (“Fairmount Bancorp”) through the merger of Fairmount Bancorp, the parent company of Fairmount Bank, with and into the Company pursuant to the Agreement and Plan of Merger dated as of April 15, 2015, by and between the Company and Fairmount Bancorp. As a result of the merger, each shareholder of Fairmount Bancorp received a cash payment equal to thirty dollars ($30.00) for each share of Fairmount Bancorp common stock, or an aggregate of approximately $15.4 million. Immediately following the merger of Fairmount Bancorp into the Company, Fairmount Bank was merged with and into the Bank, with the Bank as the surviving entity.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. We derived the balances as of March 31, 2017 from audited financial statements. Operating results for the three months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018, or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017. Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation.

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

Investment Securities. Management determines the appropriate classification of investment securities at the time of purchase. Securities that may be sold before maturity are classified as available for sale and carried at fair value. Investment securities that management has the intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. All investment securities held by Hamilton at June 30, 2017 and March 31, 2017 are classified as available for sale.

Investment securities designated as available for sale are stated at estimated fair value based on quoted market prices. They represent those securities which management may sell as part of its asset/liability strategy or that may be sold in response to changing interest rates or liquidity needs. Changes in unrealized gains and losses, net of related deferred taxes, for available-for-sale securities are recorded in other comprehensive income. Realized gains (losses) on available-for-sale securities are included in noninterest revenue and, when applicable, are reported as a reclassification adjustment in other comprehensive income. Realized gains and losses on the sale of available-for-sale securities are recorded on the trade date and are determined by the specific identification method. The amortization of premiums and the accretion of discounts are recognized in interest revenue using methods approximating the interest method over the term of the security.

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

Derivative Financial Instruments and Hedging Activities. Derivatives are initially recognized at fair value on the date the derivative contract is entered into and subsequently re-measured at their fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company documents at the inception of the transaction the relationship between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions.

For derivatives qualifying as cash flow hedges, the Company also documents its assessment, both at hedge inception and on an ongoing basis, of whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. The effective portion of changes in fair value of derivatives that are designated and qualify as cash flow hedges is recognized in the consolidated statement of comprehensive income (loss). The gain or loss relating to the ineffective portion is recognized immediately in the consolidated statement of operations as a gain or loss. When a hedging instrument expires or is sold, or when a hedge no longer meets the criteria for hedge accounting, any cumulative gain or loss existing in equity at that time remains in equity and is recognized when the forecast transaction is ultimately recognized in the consolidated statement of operations. When a forecast transaction is no longer expected to occur, the cumulative gain or loss that was reported in equity is immediately transferred to the consolidated statement of operations as a gain or loss to income.

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

Recent Accounting Pronouncements

ASU No. 2017-09, Compensation – Stock Compensation (Topic 718). The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: 1.) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification, 2.) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and, 3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

ASU 2017-04, Simplifying the Test for Goodwill Impairment. This update removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under the ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

ASU No. 2017-01, Business Combinations (Topic 805):Clarifying the definition of a business. This guidance clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under this guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The amended guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in FASB guidance for revenue recognition. This guidance is effective for interim and annual periods beginning on January 1, 2018, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update made the following changes that may affect the Company: (1) Debt Prepayment or Debt Extinguishment Costs: Cash payments for debt prepayment or debt extinguishment costs should be classified as cash flows for financing activities. (2) Proceeds from the settlement of Bank-Owned Life Insurance Policies: Cash proceeds received from the settlement of bank-owned life insurance policies should be classified as cash flows from investing activities. The cash payments for premiums on bank-owned policies may be classified as cash flows from investing activities, operating activities, or a combination of investing and operating activities. The amendments in this Update will be effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not expect the guidance to have a material impact on its consolidated financial statements.

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

Note 3:          Acquisition

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

Prior to the end of the May 13, 2016 measurement period, if information became available which indicated the purchase price allocations require adjustments, we included such adjustments in the purchase price allocation retrospectively.

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

We had an independent third party assist us to determine the fair value of cash flows on $107,474,993 of performing loans. The valuation took into consideration the loans' underlying characteristics, including account types, remaining terms, annual interest rates, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan to value ratios, loss exposures, and remaining balances. These performing loans were segregated into pools based on loan and payment type and in some cases, risk grade. The effect of this fair valuation process was a net accretable premium adjustment of $301,672 at acquisition.

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

Fraternity Pro forma Condensed Combined Financial Information. The consolidated statements of operations data for the unaudited pro forma results for the three month periods ended June 30, 2017 and 2016 as if the Fraternity acquisition had occurred as of the beginning of fiscal 2017 and 2018 are deemed immaterial and not presented. Due to the fact the acquisition of Fraternity occurred on May 13, 2016, the three month periods ending June 30, 2016 and 2017, as reported in this 10-Q, already includes or includes a significant portion of the impact of Fraternity in the consolidated statements of operations as though the acquisition occurred at the beginning of fiscal 2017 and 2018. The three month period ending June 30, 2016 does not reflect the full impact to the consolidated statements of operations for those three months since the acquisition occurred in the middle of that quarter, however, that amount is deemed to be immaterial to the consolidated statement of operations for that period.

Fraternity acquisition expenses. In connection with the acquisition of Fraternity, the Company incurred merger related costs. These expenses were primarily related to legal, other professional services and system conversions. The following table details the expenses included in the consolidated statements of operations for the periods shown.

	Three months ended June 30,
	2017	2016
Legal	$-	$46,419
Professional services	-	87,050
Other	-	54,682
Total merger related expenses	$-	$188,151

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

Both the basic and diluted earnings per share for the three months ended June 30, 2017 and 2016 are summarized below:

	Three Months ended	Three Months ended
	June 30, 2017	June 30, 2016

Net income (loss)	$392,377	$(335,208)
Weighted average common shares outstanding - basic	3,188,895	3,176,654
Weighted average common shares outstanding - diluted	3,198,999	3,176,654
Income (loss) per common share - basic and diluted	$0.12	$(0.11)

Anti-dilutive shares	121,686	87,481

During the three months ending June 30, 2016, none of the common stock equivalents were dilutive due to the loss reported during that period.

Note 5:	Investment Securities Available for Sale

The amortized cost and fair value of securities at June 30, 2017 and March 31, 2017, are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
June 30, 2017	cost	gains	losses	value

U.S. government agencies	$3,521,460	$310	$13,142	$3,508,628
Municipal bonds	17,051,933	30,894	618,977	16,463,850
Corporate bonds	2,000,000	-	80,504	1,919,496
Mortgage-backed securities	77,678,074	74,001	1,030,266	76,721,809
	$100,251,467	$105,205	$1,742,889	$98,613,783

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
March 31, 2017	cost	gains	losses	value

U.S. government agencies	$3,525,373	$323	$13,393	$3,512,303
Municipal bonds	17,096,477	21,858	950,496	16,167,839
Corporate bonds	2,000,000	-	83,478	1,916,522
Mortgage-backed securities	81,994,305	65,094	1,226,935	80,832,464
	$104,616,155	$87,275	$2,274,302	$102,429,128

There were no sales of investment securities during the three months ended June 30, 2017 or 2016.

As of June 30, 2017 and March 31, 2017, all mortgage-backed securities are backed by U.S. Government-Sponsored Enterprises (GSE’s), except one private label mortgage-backed security that was acquired in the Fraternity acquisition in May 2016 with a book value of $93,282 and fair value of $98,333 as of June 30, 2017.

As of June 30, 2017 and March 31, 2017, the Company had one pledged security to the Federal Reserve Bank with a book value of $744,186 and a fair value of $739,203 and $736,412, respectively.

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2017 and March 31, 2017 follow. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available for Sale
	June 30, 2017		March 31, 2017
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value

Maturing
Within one year	$-	$-	$-	$-
Over one to five years	4,228,385	4,238,868	4,234,642	4,240,740
Over five to ten years	5,216,084	5,098,347	5,538,313	5,404,810
Over ten years	13,128,924	12,554,759	12,848,895	11,951,114
Mortgage-backed, in monthly installments	77,678,074	76,721,809	81,994,305	80,832,464
	$100,251,467	$98,613,783	$104,616,155	$102,429,128

The following table presents the Company's investments' gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position at June 30, 2017 and March 31, 2017.

	Less than 12 months		12 months or longer		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
June 30, 2017	losses	value	losses	value	losses	value

U.S. government agencies	$13,142	$2,749,979	$-	$-	$13,142	$2,749,979
Municipal bonds	618,977	14,273,701	-	-	618,977	14,273,701
Corporate bonds	-	-	80,504	1,919,496	80,504	1,919,496
Mortgage-backed securities	761,162	57,857,120	269,104	7,075,161	1,030,266	64,932,281
	$1,393,281	$74,880,800	$349,608	$8,994,657	$1,742,889	$83,875,457

	Less than 12 months		12 months or longer		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
March 31, 2017	losses	value	losses	value	losses	value

U.S. government agencies	$13,393	$3,256,964	$-	$-	$13,393	$3,256,964
Municipal bonds	950,496	13,982,251	-	-	950,496	13,982,251
Corporate bonds	-	-	83,478	1,916,522	83,478	1,916,522
Mortgage-backed securities	941,183	66,953,532	285,752	7,016,746	1,226,935	73,970,278
	$1,905,072	$84,192,747	$369,230	$8,933,268	$2,274,302	$93,126,015

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

Note 6:	Loans Receivable and Allowance for Loan Losses

Loans receivable, excluding loans held for sale, consist of the following at June 30, 2017 and March 31, 2017:

	June 30, 2017				March 31, 2017
	Legacy (1)	Acquired	Total Loans	% of Total	Legacy (1)	Acquired	Total Loans	% of Total
Real estate loans:
One-to four-family:
Residential (2)	$68,615,099	$80,296,553	$148,911,652	42%	$67,126,677	$83,892,389	$151,019,066	44%
Residential construction	6,803,657	-	6,803,657	2%	6,426,076	-	6,426,076	2%
Investor (3)	7,811,461	18,433,397	26,244,858	7%	6,742,469	18,779,644	25,522,113	8%
Commercial	92,628,423	14,399,402	107,027,825	30%	92,665,689	14,898,523	107,564,212	32%
Commercial construction	2,326,457	1,191,507	3,517,964	1%	1,881,541	1,308,652	3,190,193	1%
Total real estate loans	178,185,097	114,320,859	292,505,956	83%	174,842,452	118,879,208	293,721,660	87%
Commercial business (4)	35,339,083	2,037,264	37,376,347	11%	19,518,029	2,019,337	21,537,366	6%
Home equity loans	14,116,647	6,668,685	20,785,332	6%	13,278,229	7,266,141	20,544,370	6%
Consumer	2,135,569	928,700	3,064,269	1%	2,258,836	937,600	3,196,436	1%
Total Loans	229,776,396	123,955,508	353,731,904	100%	209,897,546	129,102,286	338,999,832	100%
Net deferred loan origination fees and costs	(140,537)	-	(140,537)		(143,070)	-	(143,070)
Loan premium (discount)	586,024	(509,138)	76,886		619,846	(543,410)	76,436
	$230,221,883	$123,446,370	$353,668,253		$210,374,322	$128,558,876	$338,933,198

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

(2)	"Legacy" one-to four-family residential real estate loans at March 31, 2017 includes $23.4 million of loans purchased in March 2017.
(3)	"Investor" loans are residential mortgage loans secured by non-owner occupied one-to four-family properties.
(4)	"Legacy" commercial business loans at June 30, 2017 includes $15.4 million of loans purchased in June 2017.

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

Commercial business loans are made to provide funds for equipment and general corporate needs.  Repayment of a loan primarily uses the funds obtained from the operation of the borrower’s business.  Commercial loans also include lines of credit that are utilized to finance a borrower’s short-term credit needs and/or to finance a percentage of eligible receivables and inventory. The Company’s loan portfolio also includes equipment leases, which consists of leases for essential commercial equipment used by small to medium sized businesses.

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

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2017 and 2016. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

	June 30, 2017
	Residential Real Estate	Investor Real Estate	Commercial Real Estate	Commercial Construction	Commercial Business	Home Equity	Consumer	Total
Allowance for credit losses:
Beginning balance	$553,539	$35,275	$1,375,894	$9,031	$149,461	$70,071	$1,544	$2,194,815
Charge-offs	-	(4,078)	-	-	-	-	-	(4,078)
Recoveries	-	5,307	-	-	175	-	1,309	6,791
Provision for credit losses	(8,982)	27,967	(63,736)	17,956	193,458	(5,410)	(1,253)	160,000
Ending balance	$544,557	$64,471	$1,312,158	$26,987	$343,094	$64,661	$1,600	$2,357,528

Allowance allocated to:
Legacy Loans:
Individually evaluated for impairment	$278,573	$-	$-	$-	$-	$-	$-	$278,573
Collectively evaluated for impairment	265,984	64,471	1,312,158	26,987	343,094	64,661	1,600	2,078,955

Acquired Loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	-	-	-	-	-	-	-

Loans:
Legacy Loans:
Individually evaluated for impairment	$1,762,599	$7,772	$1,546,811	$-	$723,753	$10,980	$-	$4,051,915
Collectively evaluated for impairment	73,656,157	7,803,689	91,081,612	2,326,457	34,615,330	14,105,667	2,135,569	225,724,481
Ending balance	$75,418,756	$7,811,461	$92,628,423	$2,326,457	$35,339,083	$14,116,647	$2,135,569	$229,776,396

Acquired Loans:
Individually evaluated for impairment	$1,177,729	$183,728	$203,215	$-	$-	$-	$68,772	$1,633,444
Collectively evaluated for impairment	79,118,824	18,249,669	14,196,187	1,191,507	2,037,264	6,668,685	859,928	122,322,064
Ending balance	$80,296,553	$18,433,397	$14,399,402	$1,191,507	$2,037,264	$6,668,685	$928,700	$123,955,508

	June 30, 2016
	Residential Real Estate	Investor Real Estate	Commercial Real Estate	Commercial Construction	Commercial Business	Home Equity	Consumer	Total
Allowance for credit losses:
Beginning balance	$259,895	$168,132	$901,768	$42,377	$228,199	$82,012	$19,982	$1,702,365
Charge-offs	-	(28,700)	-	-	(1,521)	-	(1,280)	(31,501)
Recoveries	-	-	-	-	15,319	-	789	16,108
Provision for credit losses	223,997	64,784	8,992	(14,544)	(54,562)	(954)	(17,713)	210,000
Ending balance	$483,892	$204,216	$910,760	$27,833	$187,435	$81,058	$1,778	$1,896,972

Allowance allocated to:
Legacy Loans:
Individually evaluated for impairment	$293,992	$-	$-	$-	$9,657	$-	$-	$303,649
Collectively evaluated for impairment	189,900	204,216	910,760	27,833	177,778	81,058	1,778	1,593,323

Acquired Loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	-	-	-	-	-	-	-

Loans:
Legacy Loans:
Individually evaluated for impairment	$2,153,753	$321,215	$2,673,131	$-	$1,000,250	$56,977	$-	$6,205,326
Collectively evaluated for impairment	48,813,333	11,504,219	78,482,502	2,348,741	14,985,423	12,236,608	2,875,534	171,246,360
Ending balance	$50,967,086	$11,825,434	$81,155,633	$2,348,741	$15,985,673	$12,293,585	$2,875,534	$177,451,686

Acquired Loans:
Individually evaluated for impairment	$1,155,227	$1,469,259	$369,422	$-	$-	$10,663	$73,835	$3,078,406
Collectively evaluated for impairment	97,389,613	22,137,498	17,506,436	1,615,922	2,714,738	9,484,671	957,681	151,806,559
Ending balance	$98,544,840	$23,606,757	$17,875,858	$1,615,922	$2,714,738	$9,495,334	$1,031,516	$154,884,965

Past due loans, segregated by age and class of loans, as of and for the three months ended June 30, 2017 and as of and for the year ended March 31, 2017, were as follows:

	June 30, 2017			March 31, 2017
	Legacy	Acquired	Total	Legacy	Acquired	Total
Current	$224,251,862	$123,098,395	$347,350,257	$207,328,184	$128,769,860	$336,098,044
Accruing past due loans:
30-59 days past due:
Real estate loans:
Residential	75,992	131,204	207,196	69,618	-	69,618
Investor	-	72,885	72,885	320,971	-	320,971
Commercial	3,160,843	-	3,160,843	-	-	-
Commercial construction	-	73,500	73,500	113,603	-	113,603
Commercial business	-	-	-	-	-	-
Home equity loans	-	-	-	-	-	-
Consumer	-	4,089	4,089	-	-	-
Total 30-59 days past due	3,236,835	281,678	3,518,513	504,192	-	504,192

60-89 days past due:
Real estate loans:
Residential	92,545	139,263	231,808	74,631	-	74,631
Investor	-	78,009	78,009	-	-	-
Commercial	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-
Home equity loans	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total 60-89 days past due	92,545	217,272	309,817	74,631	-	74,631

90 or more days past due:
Real estate loans:
Residential	-	-	-	-	-	-
Investor	221,731	109,403	331,134	-	21,030	21,030
Commercial	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-
Home equity loans	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total 90 or more days past due	221,731	109,403	331,134	-	21,030	21,030
Total accruing past due loans	3,551,111	608,353	4,159,464	578,823	21,030	599,853

Non-accruing loans:
Real estate loans:
Residential	416,194	221,721	637,915	426,354	248,663	675,017
Investor	7,772	27,039	34,811	13,976	57,131	71,107
Commercial	1,546,811	-	1,546,811	1,546,812	-	1,546,812
Commercial construction	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-
Home equity loans	2,646	-	2,646	3,397	-	3,397
Consumer	-	-	-	-	5,602	5,602
Non-accruing loans:	1,973,423	248,760	2,222,183	1,990,539	311,396	2,301,935
Total Loans	$229,776,396	$123,955,508	$353,731,904	$209,897,546	$129,102,286	$338,999,832

Nonaccrual interest not accrued:
Real estate loans:
Residential	$6,039	$31,864	$37,903	$6,460	$35,177	$41,637
Investor	6,256	8,301	14,557	6,982	23,293	30,275
Commercial	-	-	-	109,818	-	109,818
Commercial construction	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-
Home equity loans	63	-	63	66	-	66
Consumer	-	-	-	-	317	317
Total nonaccrual interest not accrued	$12,358	$40,165	$52,523	$123,326	$58,787	$182,113

Impaired Loans as of and for the three months ended June 30, 2017 and as of and for the year ended March 31, 2017, was as follows:

	Impaired Loans at June 30, 2017
	Unpaid
	Contractual			Average	Interest
	Principal	Recorded	Related	Recorded	Income
Legacy:	Balance	Investment	Allowance	Investment	Recognized
With no related allowance recorded:
Real estate loans:
Residential	$581,380	$449,473	$-	$453,305	$288
Investor	50,947	7,772		7,847	-
Commercial	3,433,621	1,546,811	-	1,546,812	-
Commercial construction	-	-	-	-	-
Commercial business	1,138,939	723,753	-	740,966	25,151
Home equity loans	36,734	10,980	-	11,510	93
Consumer	-	-	-	-	-
With an allowance recorded:
Real estate loans:
Residential	1,340,394	1,313,126	278,573	1,317,495	12,802
Investor	-	-	-	-	-
Commercial	-	-	-	-	-
Commercial construction	-	-	-	-	-
Commercial business	-	-	-	-	-
Home equity loans	-	-	-	-	-
Consumer	-	-	-	-	-
Total legacy impaired	6,582,015	4,051,915	278,573	4,077,935	38,334

Acquired (1):
With no related allowance recorded:
Real estate loans:
Residential	1,370,261	1,177,729	-	1,184,445	11,221
Investor	333,362	183,728	-	168,815	3,102
Commercial	253,215	203,215	-	203,870	1,912
Commercial construction	-	-	-	-	-
Commercial business	-	-	-	-	-
Home equity loans	44,852	-	-	-	288
Consumer	107,670	68,772	-	70,988	1,927
With an allowance recorded:
Real estate loans:
Residential	-	-	-	-	-
Investor	-	-	-	-	-
Commercial	-	-	-	-	-
Commercial construction	-	-	-	-	-
Commercial business	-	-	-	-	-
Home equity loans	-	-	-	-	-
Consumer	-	-	-	-	-
Total acquired impaired	2,109,360	1,633,444	-	1,628,118	18,450
Total impaired	$8,691,375	$5,685,359	$278,573	$5,706,053	$56,784

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

The following table documents changes in the carrying amount of acquired impaired loans (Purchased Credit Impaired or “PCI”) for the three months ended June 30, 2017 and 2016, along with the outstanding balance at the end of the period:

	June 30, 2017	June 30, 2016

Recorded investment at beginning of period	$1,341,935	$919,729
Fair value of loans acquired during the year	-	1,027,518
Accretion	(360)	6,527
Reductions of payments	(46,664)	(11,670)
Recorded investment at end of period	$1,294,911	$1,942,104
Outstanding principal balance at end of period	$1,630,658	$2,643,930

A summary of changes in the accretable yield for PCI loans for the three months ended June 30, 2017 and 2016 is as follows:

	June 30, 2017	June 30, 2016

Accretable yield at beginning of period	$59,639	$32,629
Addition from acquisition	-	55,046
Accretion	360	(6,527)
Reclassification from nonaccretable difference	-	-
Accretable yield at end of period	$59,999	$81,148

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

A summary of TDRs at June 30, 2017 and March 31, 2017 follows:

	Number of
June 30, 2017	contracts	Performing	Nonperforming	Total
Real estate loans:
Residential	14	$1,253,861	$289,565	$1,543,426
Investor	-	-	-	-
Commercial	2	-	1,546,812	1,546,812
Commercial construction	-	-	-	-
Commercial business	-	-	-	-
Home equity loans	-	-	-	-
Consumer	1	610,003	-	610,003
	17	$1,863,864	$1,836,377	$3,700,241

	Number of
March 31, 2017	contracts	Performing	Nonperforming	Total
Real estate loans:
Residential	13	$1,261,603	$294,968	$1,556,571
Investor	-	-	-	-
Commercial	2	-	1,546,812	1,546,812
Commercial construction	-	-	-	-
Commercial business	1	643,999	-	643,999
Home equity loans	-	-	-	-
Consumer	-	-	-	-
	16	$1,905,602	$1,841,780	$3,747,382

The following table presents the number of contracts and the dollar amount of TDRs that were added during the three-month period ended June 30, 2017 and 2016. The amount shown reflects the outstanding loan balance at the time of the modification. There are no commitments to extend credit under existing TDRs as of March 31, 2017.

Loans Modified as a TDR for the three months ended
	June 30, 2017		June 30, 2016
	Number of	Outstanding recorded	Number of	Outstanding recorded
Troubled Debt Restructurings	contracts	investment	contracts	investment

Real estate loans:
One-to four-family	1	$1,931	11	$712,786

The following table represents loans that were modified as TDRs within the previous 12 months and have subsequently defaulted in the three months ended June 30, 2017 and 2016. Payment default under a TDR is defined as any TDR that is 90 days or more past due since the loan was modified or the inability of the TDR to make the required payment subsequent to the modification.

	Defaulted During the Three Months Ended June 30, 2017		Defaulted During the Three Months Ended June 30, 2016
	Number of	Recorded	Number of	Recorded
TDR Loan Type	Contracts	Investment	Contracts	Investment
One-to four-family	-	$-	11	$261,563

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

The following tables present the June 30, 2017 and March 31, 2017, balances of classified loans based on the risk grade. Classified loans include Special Mention, Substandard, Doubtful, and Loss loans. The Bank had no loans classified as Doubtful or Loss as of June 30, 2017 or March 31, 2017.

	June 30, 2017			March 31, 2017
	LEGACY	ACQUIRED	TOTAL	LEGACY	ACQUIRED	TOTAL
Risk Rating:
Rating - Pass:
Real estate loans:
Residential	$73,580,895	$78,192,680	$151,773,575	$71,721,341	$81,228,457	$152,949,798
Investor	7,803,689	17,924,246	25,727,935	6,728,493	18,151,533	24,880,026
Commercial	84,786,588	12,900,861	97,687,449	84,789,748	13,387,987	98,177,735
Commercial construction	2,326,457	1,191,507	3,517,964	1,881,541	1,308,652	3,190,193
Commercial Business	35,226,272	2,037,264	37,263,536	19,376,763	2,019,337	21,396,100
Home Equity	14,105,667	6,539,178	20,644,845	13,269,478	7,133,164	20,402,642
Consumer	2,135,569	889,891	3,025,460	2,258,836	896,022	3,154,858
Total Pass	219,965,137	119,675,627	339,640,764	200,026,200	124,125,152	324,151,352

Rating - Special Mention:
Real estate loans:
Residential	1,486,142	1,119,496	2,605,638	1,499,436	1,724,987	3,224,423
Investor	-	325,422	325,422	-	408,803	408,803
Commercial	6,295,024	1,295,327	7,590,351	6,329,129	1,305,692	7,634,821
Commercial construction	-	-	-	-	-	-
Commercial Business	-	-	-	-	-	-
Home Equity	-	129,507	129,507	-	132,977	132,977
Consumer	-	-	-	-	788	788
Total Special Mention	7,781,166	2,869,752	10,650,918	7,828,565	3,573,247	11,401,812

Rating - Substandard:
Real estate loans:
Residential	351,718	984,377	1,336,095	331,976	938,945	1,270,921
Investor	7,772	183,728	191,500	13,976	219,308	233,284
Commercial	1,546,812	203,215	1,750,027	1,546,812	204,844	1,751,656
Commercial construction	-	-	-	-	-	-
Commercial Business	112,811	-	112,811	141,266	-	141,266
Home Equity	10,980	-	10,980	8,751	-	8,751
Consumer	-	38,809	38,809	-	40,790	40,790
Total - Substandard	2,030,093	1,410,129	3,440,222	2,042,781	1,403,887	3,446,668

Rating - Doubtful	-	-	-	-	-	-
Rating - Loss	-	-	-	-	-	-
TOTAL LOANS	$229,776,396	$123,955,508	$353,731,904	$209,897,546	$129,102,286	$338,999,832

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

  The Bank’s maximum exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the credit commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. The Bank has established an off-balance sheet reserve for potential losses associated with any outstanding commitment or unused line of credit. The off balance sheet reserve is a percentage of the outstanding commitment or unused line of credit that is based upon a discounted charge-off history associated with each respective loan segment. The reserve at June 30, 2017 and March 31, 2017 totaled $63,000 and $55,000, respectively. At June 30, 2017, management is not aware of any accounting loss to be incurred by funding these loan commitments at this time.

  The Bank had the following outstanding commitments and unused lines of credit as of June 30, 2017 and March 31, 2017:

	June 30,	March 31,
	2017	2017

Unused commercial lines of credit	$13,942,528	$10,733,345
Unused home equity lines of credit	22,566,463	22,993,289
Unused consumer lines of credit	30,760	1,110,155
Residential mortgage loan commitments	-	-
Residential construction loan commitments	8,435,236	8,047,156
Commercial construction loan commitments	6,812,988	7,091,564
Home equity loan commitments	-	84,000
Commercial loan commitments	360,000	1,089,218
Standby letters of credit	206,367	472,354

Note 7:	Goodwill and Other Intangible Asset

The Company’s intangible assets (goodwill and core deposit intangible) at March 31, 2017 consists of assets recorded in December 2009 associated with the acquisition of a branch office in Pasadena, Maryland and the acquisition of Fairmount and Fraternity in September 2015 and May 2016, respectively. Only the goodwill related to the branch office acquisition in the amount of $2.7 million is deductible for tax purposes. We evaluate goodwill and other intangible assets for impairment on an annual basis. The core deposit intangible asset is being amortized straight-line over a life of eight years.

The following table presents the changes in the net book value of intangible assets for the three months ended June 30, 2017 and 2016:

		Core deposit
	Goodwill	intangible

Balance March 31, 2016	$6,767,811	$618,300
Additions (1)	3,147,441	242,020
Post acquisition adjustments	(93,226)	-
Amortization expense	-	(26,473)
Balance June 30, 2016	$9,822,026	$833,847

		Core deposit
	Goodwill	intangible
Balance March 31, 2017	$8,563,530	$739,298
Amortization expense	-	(31,516)
Balance June 30, 2017	$8,563,530	$707,782

(1) - Additions to intangible assets are related to acquisition of Fraternity Community.

The post acquisition adjustment to goodwill shown in the table above for the prior year period represents a $451,000 write-down of several owner-occupied residential investor loans to one borrower that were acquired in the Fairmount acquisition and recording of a deferred tax asset of $544,000 for the net operating loss (NOL) from Fairmount’s final tax return. With regards to the investor loans, information we were not aware of at the time of the acquisition became available during the quarter ended June 30, 2016. Had we known this information at the time of the acquisition, we would have deemed these loans as impaired and valued them accordingly.

At June 30, 2017, future expected annual amortization associated with the core deposit intangible is as follows:

Year ending March 31,	Amount

2018	$94,553
2019	126,070
2020	123,737
2021	98,070
2022	98,070
2023	98,070
2024	64,169
2025	5,043
$707,782

Note 8:	Derivative – Interest Rate Swap Agreement

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. The Company posted $743,771 and $392,266 under collateral arrangements as of June 30, 2017 and March 31, 2017, respectively, to satisfy collateral requirements associated with the risk exposure associated with all interest rate swap agreements.

Interest Rate SWAPS Designated as Cash Flow Hedges

During fiscal 2017, the Company entered into several interest rate swaps that were designated as cash flow hedges. The interest rate swaps have notional amounts totaling $11.6 million as of June 30, 2017 and were designated as cash flow hedges of certain Federal Home Loan Bank advances. The purpose of the cash flow hedges is to match-fund longer-term assets with longer-term borrowings to reduce potential interest rate risk and cost by swapping a variable rate borrowing for a fixed rate borrowing. The cash flow hedges were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income (loss). Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the hedge transaction.

Summary information about the interest rate swaps designated as cash flow hedges is as follows:

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
	$11,550,000

Interest expense recorded on the swap transactions totaled $36,850 for the three months ended June 30, 2017 and is reported as a component of interest expense on FHLB Advances.

  The following table reflects cash flow hedges included in the Consolidated Statements of Financial Condition as of June 30, 2017 and March 31, 2017:

	June 30, 2017		March 31, 2017
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value

Included in liabilities:
Interest rate swaps related to FHLB Advances	$11,550,000	$(209,948)	$11,550,000	$(83,634)

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

  During the second quarter of fiscal 2016, the Company entered into the interest rate swap agreement with a $3.3 million notional amount to convert a fixed rate commercial real estate loan at 3.99% into a variable rate for a term of approximately 10 years. The notional amount of the interest rate swap and the offsetting commercial real estate loan were $3.2 million at June 30, 2017. The derivative is designated as a fair value hedge.

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

The fair value hedge is summarized below:

	June 30, 2017			March 31, 2017
	Notional Amount	Principal Amount	Fair Value	Notional Amount	Principal Amount	Fair Value
Included in Loans and Leases:
Commercial real estate loan	$-	$3,154,828	$3,193,349	$-	$3,175,044	$3,201,691

Included in Other Liabilities:
Interest Rate Swap	$3,154,828	-	$38,521	$3,175,044	-	$26,647

No gain or loss was recognized in earnings with respect to the interest rate swap for the three months ended June 30, 2017 and 2016 due to the fact the gain or increase in the fair value of the commercial real estate loan was offset by the loss or decrease in the fair value of the interest rate swap.

Note 9:	Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively:

	June 30, 2017		March 31, 2017
	Amount	% of Total	Amount	% of Total
Savings	$44,008,241	11%	$44,614,415	11%
Noninterest-bearing checking	32,424,765	8%	30,401,454	7%
Interest-bearing checking	27,319,834	6%	26,415,189	6%
Money market accounts	65,153,339	16%	62,962,902	15%
Time deposits	242,692,001	59%	247,632,742	60%
	$411,598,180	100%	$412,026,702	100%
Premium on deposits asssumed	704,063		829,072
Total deposits	$412,302,243		$412,855,774

Note 10:	Lines of Credit and Federal Home Loan Bank Advances

The Bank may borrow up to $5,000,000 from a correspondent bank under a secured federal funds line of credit and $1,000,000 under an unsecured federal funds line of credit. The Bank would be required to pledge investment securities to draw upon the secured line of credit. There were no borrowings under these lines of credit at June 30, 2017 and March 31, 2017. The Bank also maintains a note payable on an automobile purchased during fiscal 2017. The original amount of the note was $28,805 with an interest rate of 1.95% for 36 months. The balance of the note at June 30, 2017 and March 31, 2017 is $24,139 and $27,250, respectively.

Borrowings consist of advances from the Federal Home Loan Bank (FHLB). The Bank may borrow up to 25 percent of its assets under a line of credit agreement with the FHLB. Advances under the line of credit are secured by investments and certain loans owned by the Bank. As of June 30, 2017 and March 31, 2017, the Bank had $91.9 million and $88.2 million, respectively, of available credit from the FHLB. Advances are limited by the balance of loans available for pledge. The amount of loans that were deemed eligible to pledge as collateral totaled $157.8 million at June 30, 2017 and $159.1 million at March 31, 2017. As a condition of obtaining the line of credit from the FHLB, the FHLB also requires the Bank purchase shares of capital stock in the FHLB. Information relating to borrowings at June 30, 2017 and March 31, 2017 is presented below.

	June 30, 2017			March 31, 2017
	Amount	Rate	Maturity Date	Amount	Rate	Maturity Date
FHLB advance (1)	$5,550,000	1.17%	9/11/2017	$5,550,000	0.94%	6/9/2017
FHLB advance (2)	6,000,000	1.18%	9/29/2017	6,000,000	0.93%	6/29/2017
FHLB advance	1,000,000	4.24%	7/31/2017	1,000,000	4.24%	7/31/2017
FHLB advance	5,000,000	4.28%	7/31/2017	5,000,000	4.28%	7/31/2017
FHLB advance	1,000,000	4.01%	8/21/2017	1,000,000	4.01%	8/21/2017
FHLB advance	1,000,000	0.91%	8/31/2017	1,000,000	0.91%	8/31/2017
FHLB advance	1,500,000	3.23%	11/24/2017	1,500,000	3.23%	11/24/2017
FHLB advance	1,500,000	3.40%	11/27/2017	1,500,000	3.40%	11/27/2017
FHLB advance	1,000,000	2.60%	7/2/2018	1,000,000	2.60%	7/2/2018
FHLB advance	1,000,000	3.05%	7/3/2018	1,000,000	3.05%	7/3/2018
FHLB advance	5,000,000	3.94%	7/23/2018	5,000,000	3.94%	7/23/2018
FHLB advance	5,000,000	3.38%	9/19/2018	5,000,000	3.38%	9/19/2018
FHLB advance	1,000,000	2.60%	10/2/2018	1,000,000	2.60%	10/2/2018
Note payable - auto	24,139	1.95%	2/17/2020	27,250	1.95%	2/17/2020
	35,574,139			35,577,250
Premium on borrowings assumed	401,089			547,649
Total FHLB borrowings	$35,975,228			$36,124,899

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

Under the revised prompt corrective action requirements, as of January 1, 2015, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8%; (3) a total risk-based capital ratio of 10% and (4) a Tier 1 leverage ratio of 5%. As of June 30, 2017, the Bank met all capital adequacy requirements under the Basel III Capital Rules to be considered “well capitalized” under prompt corrective action rules.

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

The following table presents actual and required capital ratios as of June 30, 2017 and March 31, 2017 for Hamilton Bank and the Company under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of January 1, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules are fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital
			Required - Basel III		Required - Basel III		To be well
	Actual		Phase-In Schedule		Fully Phased-In		capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2017 (dollars in thousands)

Common equity tier 1 capital (to risk-weighted assets)
Hamilton Bank	$40,722	11.97%	$19,568	5.750%	$23,822	7.00%	$22,120	6.50%
Hamilton Bancorp	48,942	14.32%	19,648	5.750%	23,920	7.00%	22,211	6.50%
Total risk-based capital (to risk-weighted assets)
Hamilton Bank	43,142	12.68%	31,479	9.250%	35,733	10.50%	34,031	10.00%
Hamilton Bancorp	51,363	15.03%	31,608	9.250%	35,880	10.50%	34,171	10.00%
Tier 1 capital (to risk-weighted assets)
Hamilton Bank	40,722	11.97%	24,673	7.250%	28,926	8.50%	27,225	8.00%
Hamilton Bancorp	48,942	14.32%	24,774	7.250%	29,046	8.50%	27,337	8.00%
Tier 1 capital (to adjusted total assets)
Hamilton Bank	40,722	8.25%	19,745	4.000%	19,745	4.00%	24,682	5.00%
Hamilton Bancorp	48,942	9.82%	19,926	4.000%	19,926	4.00%	24,908	5.00%

(1) - Under prompt corrective action

			Minimum Capital		Minimum Capital
			Required - Basel III		Required - Basel III		To be well
	Actual		Phase-In Schedule		Fully Phased-In		capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017 (dollars in thousands)

Common equity tier 1 capital (to risk-weighted assets)
Hamilton Bank	$40,084	12.13%	$18,996	5.750%	$23,126	7.00%	$21,474	6.50%
Hamilton Bancorp	48,318	14.56%	19,078	5.750%	23,225	7.00%	21,566	6.50%
Total risk-based capital (to risk-weighted assets)
Hamilton Bank	42,334	12.81%	30,559	9.250%	34,689	10.50%	33,037	10.00%
Hamilton Bancorp	50,568	15.24%	30,690	9.250%	34,838	10.50%	33,179	10.00%
Tier 1 capital (to risk-weighted assets)
Hamilton Bank	40,084	12.13%	23,952	7.250%	28,081	8.50%	26,429	8.00%
Hamilton Bancorp	48,318	14.56%	24,055	7.250%	28,202	8.50%	26,543	8.00%
Tier 1 capital (to adjusted total assets)
Hamilton Bank	40,084	8.28%	19,365	4.000%	19,365	4.00%	24,207	5.00%
Hamilton Bancorp	48,318	9.96%	19,402	4.000%	19,402	4.00%	24,253	5.00%

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

Failure to meet the capital requirements could affect, among other things, the Bank's ability to accept brokered deposits and may significantly affect the operations of the Bank. During the quarter ended December 31, 2016, the Company transferred $3.0 million in cash down to the Bank as capital to increase the Bank’s lending capacity and enhance the Bank’s capital ratios after falling below the Bank’s self-imposed internal minimum capital level of 8% in the prior quarter.

In its regulatory report filed as of June 30, 2017, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. Management is not aware of any events that would have caused this classification to change. Management has no plans that should change the classification of the capital adequacy.

Note 12:	Stock Based Compensation

In November 2013, the Company’s shareholders approved a new Equity Incentive Plan (the “2013 Equity Incentive Plan’’). The 2013 Equity Incentive Plan allows for up to 148,120 shares to be issued to employees, executive officers or Directors in the form of restricted stock, and up to 370,300 shares to be issued to employees, executive officers or Directors in the form of stock options. At June 30, 2017, there were 83,900 restricted stock awards issued and outstanding and 247,850 stock option awards granted under the 2013 Equity Incentive Plan.

Stock Options:

Under the above plan, the exercise price for stock options is the market price at date of grant. The maximum option term is ten years and the options granted shall vest in five equal annual installments of 20% with the first installment becoming exercisable on the first anniversary of the date of grant and succeeding installments on each anniversary thereafter. The Company plans to issue new shares to satisfy share option exercises. The total cost that has been incurred for the stock option plan was $57,392 and $52,301 for the three months ended June 30, 2017 and 2016, respectively.

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

The fair value of options granted to date was determined using the following weighted-average assumptions as of grant date.

Grant Date	Number of Options Granted	Risk Free Interest Rate	Expected Term (in years)	Expected Stock Price Volatility	Dividend Yield	Fair Value of Options Granted

February 3, 2014	225,150	2.07%	7.0	27.30%	0.00%	$4.65
November 1, 2016	19,000	1.61%	7.0	27.17%	0.00%	$4.35
February 3, 2017	3,700	2.27%	7.0	27.26%	0.00%	$5.18

The following tables summarize the Company’s stock option activity and related information for the periods ended:

Three months ended June 30, 2017:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at April 1, 2017	242,350	$13.84	7.1
Granted	-	-	-
Exercised	-	-	-
Forfeited, exchanged or expired	-	-	-
Outstanding at June 30, 2017	242,350	$13.84	6.8

Vested at June 30, 2017	131,790	$13.85	6.6

Fiscal year ended March 31, 2017:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at April 1, 2016	219,650	$13.85	7.8
Granted	22,700	13.78	10.0
Exercised	-	-	-
Forfeited, exchanged or expired	-	-	-
Outstanding at March 31, 2017	242,350	$13.84	7.1

Vested at March 31, 2017	131,790	$13.85	6.8

As of June 30, 2017 there was $420,448 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.2 years. The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $15.00 at June 30, 2017, the options outstanding had an intrinsic value of $281,098.

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

The following table presents a summary of the activity in the Company’s restricted stock for the periods ended:

		Weighted-Average
June 30, 2017:	Shares	Fair Value
Nonvested shares at April 1, 2017	36,220	$13.76
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested shares at June 30, 2017	36,220	$13.76

Fair Value of shares vested at June 30, 2017	$715,200

		Weighted-Average
March 31, 2017:	Shares	Fair Value
Nonvested shares at April 1, 2016	50,600	$13.76
Granted	2,000	13.93
Vested	(16,380)	13.78
Forfeited	-	-
Nonvested shares at March 31, 2017	36,220	$13.76

Fair Value of shares vested at March 31, 2017	$731,888

The Company recorded restricted stock awards expense of $57,819 and $56,426 during the three months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, there was $398,902 of total unrecognized compensation cost related to nonvested shares granted under the 2013 stock incentive plan. The cost is expected to be recognized over a weighted-average period of 1.9 years.

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

Fair value measurements on a recurring basis

Securities available for sale – If quoted prices are available in an active market for identical assets, securities are classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. As of June 30, 2017 and March 31, 2017, the Bank has categorized its investment securities available for sale as follows:

	Level 1	Level 2	Level 3
June 30, 2017	inputs	inputs	inputs	Total

U.S. government agencies	$-	$3,508,628	$-	$3,508,628
Municipal bonds	-	14,547,888	1,915,962	16,463,850
Corporate bonds		1,919,496	-	1,919,496
Mortgage-backed securities	-	76,719,382	2,427	76,721,809
Total investment securities available for sale	$-	$96,695,394	$1,918,389	$98,613,783

	Level 1	Level 2	Level 3
March 31, 2017	inputs	inputs	inputs	Total

U.S. government agencies	$-	$3,512,303	$-	$3,512,303
Municipal bonds	-	14,239,526	1,928,313	16,167,839
Corporate bonds		1,916,522	-	1,916,522
Mortgage-backed securities	-	80,829,991	2,473	80,832,464
Total investment securities available for sale	$-	$100,498,342	$1,930,786	$102,429,128

Derivative – Interest rate swap agreement – Our methodology consists of a discounted cash flow model where all future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date. The curve utilized for discounting and projecting is built by obtaining publicly available third party market quotes. As of June 30, 2017 and March 31, 2017, the bank has categorized its interest rate swap and related loan as follows:

	Level 1	Level 2	Level 3
June 30, 2017	inputs	inputs	inputs	Total

Loans - Commercial real estate loan	$-	$3,193,349	$-	$3,193,349
Derivative - Interest rate swap designated as fair value hedge	-	(38,521)	-	(38,521)
Derivatives - Interest rate swaps designated as cash flow hedge	-	(209,948)	-	(209,948)

	Level 1	Level 2	Level 3
March 31, 2017	inputs	inputs	inputs	Total

Loans - Commercial real estate loan	$-	$3,201,691	$-	$3,201,691
Derivative - Interest rate swap designated as fair value hedge	-	(26,647)	-	(26,647)
Derivatives - Interest rate swaps designated as cash flow hedge	-	(83,634)	-	(83,634)

The following table presents the valuation and unobservable inputs for Level 3 assets measured at fair value on a recurring basis at June 30, 2017:

		Valuation	Unobservable	Range of
Description	Fair Value	Methodology	Inputs	Inputs

Investment securities	$1,918,389	3rd party valuation	Discount to reflect current market conditions	0.00%	-	10.00%

The following table presents a reconciliation of the investments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	June 30, 2017	March 31, 2017
Balance, beginning of year	$1,930,786	$1,898,640

Transfers in:
Municipal bonds	-	1,928,313
Mortgage-backed securities	-	2,473
Corporate bonds	-	-

Transfers out:
Corporate bonds	-	1,898,640

Change in valuation	(12,397)	-

Balance, end of period	$1,918,389	$1,930,786

Fair value measurements on a nonrecurring basis

Impaired Loans - The Bank has measured impairment generally based on the fair value of the loan's collateral. Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of June 30, 2017 and March 31, 2017, the fair values consist of loan balances of $5,685,359 and $5,657,048 that have been written down by $278,573 and $285,359, respectively, as a result of specific loan loss allowances.

Foreclosed real estate – The Bank's foreclosed real estate is measured at the lower of carrying value or fair value less estimated cost to sell. At June 30, 2017 and March 31, 2017, the fair value of foreclosed real estate was estimated to be $520,399 and $503,094, respectively. Fair value was determined based on offers and/or appraisals. Cost to sell the assets was based on standard market factors. The Company has categorized its foreclosed assets as Level 3.

Premises and equipment held for sale – The Bank’s premises and equipment held for sale is measured at the fair value less estimated cost to sell. The assets in fiscal 2018 and 2017 were acquired in the acquisition of Fraternity and Fairmount, respectively. As of June 30, 2017 and March 31, 2017, the fair value of premises and equipment held for sale was estimated to be $547,884. Fair value was determined based upon appraisals and the cost to sell these assets was determined using standard market factors. The Company has categorized its premises and equipment held for sale as Level 3.

	Level 1	Level 2	Level 3
	inputs	inputs	inputs	Total
June 30, 2017

Impaired loans	$-	$-	$5,406,786	$5,406,786
Foreclosed real estate	-	-	520,399	520,399
Premises and equipment held for sale	-	-	547,884	547,884

	Level 1	Level 2	Level 3
	inputs	inputs	inputs	Total
March 31, 2017

Impaired loans	$-	$-	$5,371,689	$5,371,689
Foreclosed real estate	-	-	503,094	503,094
Premises and equipment held for sale	-	-	547,884	547,884

The following table presents the valuation and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at June 30, 2017:

		Valuation	Unobservable	Range of
Description	Fair Value	Methodology	Inputs	Inputs

Impaired loans, net of allowance	$5,406,786	Appraised value	Discount to reflect current market conditions	0.00%	-	25.00%
		Discounted cash flows	Discount rates	2.63%	-	7.25%

Foreclosed real estate	$520,399	Appraised value	Discount to reflect current market conditions	0.00%	-	25.00%

Premises and equipment held for sale	$547,884	Appraised Value	Discount to reflect current market conditions	0.00%	-	10.00%

The following table summarizes changes in foreclosed real estate for the periods shown, which is measured on a nonrecurring basis using significant unobservable, level 3, inputs.

	Three Months	Fiscal Year
	Ended	Ended
	June 30, 2017	March 31, 2017
Balance at beginning of period	$503,094	$443,015
Transfer to foreclosed real estate	17,305	126,575
Proceeds from sale of foreclosed real estate	-	(60,258)
Loss on sale of foreclosed real estate	-	(6,238)
Balance at end of period	$520,399	$503,094

The remaining financial assets and liabilities are not reported on the balance sheets at fair value on a recurring basis. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	June 30, 2017		March 31, 2017
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Financial assets
Level 1 inputs
Cash and cash equivalents	$20,226,289	$20,226,289	$29,353,921	$29,353,921

Level 2 inputs
Federal Home Loan Bank stock	2,020,200	2,020,200	2,020,200	2,020,200
Bank-owned life insurance	18,375,924	18,375,924	18,253,348	18,253,348

Level 3 inputs
Certificates of deposit held as investment	499,257	507,112	499,280	505,641
Loans receivable, net of unearned income	350,513,425	351,744,563	335,678,292	337,183,808

Financial liabilities
Level 3 inputs
Deposits	412,302,243	412,584,763	412,855,774	413,148,503
Advance payments by borrowers for taxes and insurance	2,842,724	2,842,724	1,868,110	1,868,110
Borrowings	35,975,228	36,438,242	36,124,899	36,697,631

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

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Statements included in this management's discussion and analysis include non-GAAP financial measures and should be read along with the accompanying tables which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. The Company's management uses these non-GAAP financial measures, including tangible common equity, in its analysis of the Company's performance. The tangible common equity non-GAAP reconciliation, which includes tangible book value per share, is presented within the “Summary of Recent Performance and Other Activities” section below.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance, and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government, legislative and regulatory changes, the quality and composition of the loan and investment securities portfolio, loan demand, deposit flows, competition, and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in Part II, Item 1A of this form 10-Q and Item 1A of Hamilton Bancorp, Inc.’s Annual Report on Form 10-K filed June 29, 2017 with the Securities and Exchange Commission under the sections titled “Risk Factors”. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

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

  On May 13, 2016, the Company acquired Fraternity Community Bancorp, Inc. (“Fraternity”), the parent company of Fraternity Federal Savings and Loan in an all cash transaction for $25.7 million. In addition, the Company acquired Fairmount Bancorp, Inc. (“Fairmount”), the parent company of Fairmount Bank on September 11, 2015 in an all cash transaction for $14.2 million. Both acquisitions combined added three branches to our branch structure in the Baltimore area (See Note 3 – “Acquisition” of the consolidated financial statements for additional discussion about the Fraternity acquisition).

  The Company and the Bank maintain an Internet website at http://www.hamilton-bank.com. Information on our website should not be considered a part of this Quarterly Report on Form 10-Q.

Summary of Recent Performance and Other Activities

The Company and its wholly owned subsidiary, Hamilton Bank, continue to show improvement in overall revenue growth, as well as loan growth and asset quality during the three months ending June 30, 2017 compared to the same period a year ago. Net interest income improved $497,000, or 16%, to $3.6 million during the first three months of fiscal 2018 compared to the same period a year ago as the Company continued to show strong loan demand, closed on its acquisition of Fraternity in the comparable period a year ago, and worked towards reducing its cost of funds.

Non-interest revenue remained relatively unchanged at $266,000 for the three months ending June 30, 2017 compared to the same period ending June 30, 2016. On a comparative basis, there were increases relating to service charges and earnings on bank-owned life insurance (“BOLI”) associated with increases in core deposits and BOLI acquired in the Fraternity acquisition, offset by a reduction in other revenue and gain on the sale of loans. The Company made a conscious decision to hold in portfolio the majority of our residential loan originations versus selling them in the secondary market to partially offset the increased run-off associated with this loan type.

Lastly, non-interest expense for the quarter ended June 30, 2017 was $3.2 million, down $556,000, or 15%, from the quarter ended June 30, 2016. The decline is primarily the result of $626,000 in costs associated with or related to the completion of our acquisition of Fraternity in the prior year quarter. While overall operating expenses are higher as a result of operating as a larger financial institution, greater economies of scale have been achieved as reflected in the improvement in our efficiency ratio from 110.2% for the three months ending June 30, 2016 to 81.7% for the three months ending June 30, 2017. This also includes a reduction in overall expenses, including $626,000 in acquisition related expenses. From an operational standpoint, salary and benefit expenses for the first quarter of fiscal 2018 increased $121,000 compared to the same quarter a year ago as a result of strategic new hires focused on branch efficiency and new products. The Company also recognized one-time increases in occupancy expense due to our re-location of the Ellicott City branch that occurred in July 2017 and legal costs associated with certain loan purchases and other administrative matters. These increases were offset by decreases in other expenses largely composed of data processing and deposit insurance premiums. Management remains committed to reducing operational expenses and achieving higher efficiencies.

The following highlights contain additional financial data and events that have occurred during the three months ended June 30, 2017:

●

Net income increased $727,000, or $0.23 per common share, for the three months ending June 30, 2017, to $392,000, or $0.12 per common share, compared to net loss of $335,000, or loss of $0.11 per common share. The prior year period included $626,000 in acquisition and branch consolidation related expenses.

●	Net interest income increased to $3.6 million for the three months ending June 30, 2017, up $497,000, or 16%, from $3.1 million for the comparable period a year ago.

●	As a result of the increase in net interest income quarter-over-quarter, the net interest margin increased 16 basis points, or 5.5%, to 3.08% at June 30, 2017, from 2.92% at June 30, 2016.

●

Our efficiency ratio declined from 110.2% for the three months ending June 30, 2016 to 81.7% for the three months ending June 30, 2017; a decline of 26%. The decline is attributable to increased revenue, a focus on lowering our cost of funds and the reduction of overall expenses, including acquisition related expenses

●	Total assets grew to $515.9 million at June 30, 2017, an increase of $1.4 million, compared to $514.5 million at March 31, 2017.

●

Gross loans grew to $353.7 million, up $14.7 million, or 4.3% at June 30, 2017, compared to $339.0 million at March 31, 2017. Growth in loans was largely attributable to the purchase of a $15.5 million commercial loan portfolio. During this same period, total deposits remained relatively unchanged, decreasing slightly from $412.9 million at March 31, 2017 to $412.3 million at June 30, 2017.

●

Core deposits (including all deposits except certificates of deposit) grew $4.5 million to $168.9 million at June 30, 2017, or 2.7%, from $164.4 million at March 31, 2017. Core deposits at June 30, 2017 represent 41.0% of total deposits compared to 33.6% a year ago.

●

Nonperforming loans increased from $2.3 million at March 31, 2017 to $2.5 million at June 30, 2017. Year-over-year nonperforming loans are down $1.9 million from $4.4 million at June 30, 2016. The percentage of nonperforming loans to gross loans increased from 0.69% at March 31, 2017 to 0.72% at June 30, 2017, but remains relatively low.

●

The allowance for loan losses as a percentage of nonperforming loans at June 30, 2017 remains strong at 92.4% compared to 94.5% at March 31, 2017. The Company experienced net recoveries of roughly $3,000 over the first three months of fiscal 2018 and recorded a loan loss provision of $160,000 due to growth within the loan portfolio. In comparison, the Company recorded net charge-offs of $15,000 and a provision for loan loss of $210,000 for the same period a year ago.

●

The Company ended June 30, 2017 with a book value of $17.76 per common share and a tangible book value of $15.04 per common share compared to $17.53 and $14.80, respectively, at March 31, 2017. Tangible book value increased as a result of the net income reported for the quarter. Tangible book value, a non-GAAP measure, was determined as follows:

	June 30,	March 31,
	2017	2017
Tangible book value per common share:
Total shareholders' equity	$60,587,973	$59,791,230
Less: Goodwill and other intangible assets	(9,271,312)	(9,302,828)
Tangible common equity (Non-GAAP)	$51,316,661	$50,488,402

Outstanding common shares	3,411,075	3,411,075

Book value per common share (GAAP)	$17.76	$17.53

Tangible book value per common share (Non-GAAP)	$15.04	$14.80

●	The Company maintained strong liquidity and at June 30, 2017 the Bank was deemed “well capitalized” under federal regulations.

Strategic Plan

We have based our 2018-2020 strategic plan on the objective of improving shareholder value and growth through creating sustainable and profitable growth given the current and expected economic and competitive environment in the financial services industry. Our short-term goals include continuing the growth of our loan portfolio, changing the mix of our deposit base to be more concentrated in lower costing core deposits, collecting payments on non-accrual and past due loans, enhancing and improving credit quality, expanding fee income, maintaining an efficient branch network, and using technology to improve efficiencies and enhance the customer experience.

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

If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we record the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral. At June 30, 2017, all of our securities were either issued by U.S. government agencies, U.S. government-sponsored enterprises, municipalities, or corporations.

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

Based on our impairment testing as of February 2017, there was no evidence of impairment of the Company’s goodwill or intangible assets.

Business Combinations. Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method of accounting, acquired assets and assumed liabilities are included with the acquirer's accounts as of the date of acquisition at estimated fair value, with any excess of purchase price over the fair value of the net assets acquired (including identifiable core deposit intangibles) capitalized as goodwill. In the event that the fair value of the net assets acquired exceeds the purchase price, an acquisition gain is recorded for the difference in the consolidated statements of operations for the period in which the acquisition occurred. The core deposit intangible asset is recognized as an asset apart from goodwill when it arises from contractual or other legal rights or if it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged. In addition, acquisition-related costs and restructuring costs are recognized as period expenses as incurred.

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

Comparison of Financial Condition at June 30, 2017 and March 31, 2017

Assets. Total assets increased $1.4 million to $515.9 million at June 30, 2017 from $514.5 million at March 31, 2017. The increase is primarily attributable to a $14.7 million increase on gross loans, partially offset by a $9.1 million decrease in cash and cash equivalents and a $3.8 million decrease in the investment portfolio.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $9.1 million, or 31.1%, to $20.2 million at June 30, 2017 from $29.3 million at March 31, 2017. The decrease in cash is primarily a result of $15.4 million in cash paid for the purchase of a commercial loan portfolio in June 2017, partially offset by a $3.8 million decrease in the investment portfolio due to normal principal pay-down of our mortgage backed securities.

Investment Securities. Our investment portfolio consists primarily of investment grade securities including U.S. government agency and government-sponsored entity (“GSEs”) securities, securities issued by states, counties and municipalities, corporate bonds, and mortgage-backed securities. At June 30, 2017, all securities are classified as available for sale. While we usually intend to hold investment securities until maturity, this classification provides us the opportunity to divest of securities that may no longer meet our liquidity objectives. During the three months ending June 30, 2017, we did not purchase or sell any securities.

Investment securities decreased $3.8 million, or 3.7%, to $98.6 million at June 30, 2017, from $102.4 million at March 31, 2017. The decrease is attributable to $4.0 million in monthly principal pay-downs associated with our collateralized mortgage obligations and mortgage-backed securities issued by government sponsored enterprises. The fair value of the investment portfolio increased $549,000 from an unrealized net loss position of $2.3 million at March 31, 2017 to an unrealized net loss position of $1.6 million at June 30, 2017. The increase in fair value of the investment portfolio is a result of the decrease in interest rates over the past three months.

We have evaluated securities with unrealized losses for an extended period of time and determined that these losses are temporary because, at this point in time, we have the ability to hold them until maturity. Currently, we have no intent to sell these securities; however, if market conditions or funding needs change, we may sell securities if needed. As the maturity date moves closer and/or interest rates decline, we expect that any unrealized losses for individual securities in the portfolio will decline or dissipate. As a result, we have not identified any portion of the unrecorded loss as being attributed to credit deterioration in the issuer of the security.

Loans. Excluding loan premiums and loan origination fees and costs, gross loans receivable increased by $14.7 million, or 4.3%, to $353.7 million at June 30, 2017 from $339.0 million at March 31, 2017. The increase is primarily attributable to a $15.4 million commercial business loan portfolio that was purchased towards the end of the first quarter of fiscal 2018. Included in gross loans at June 30, 2017 are acquired loans with a book balance of $124 million associated with the prior acquisitions of Fraternity and Fairmount institutions (these loans are reflected in the “acquired” loan column of the table below). At June 30, 2017, gross loans receivable represented 68.6% of total assets compared to 63.6% of total assets a year ago. The following table details the composition of loans and the related percentage mix and growth of total loans:

	June 30, 2017				March 31, 2017				Year-To-Date Growth
				Percent				Percent		Growth
	Legacy	Acquired	Total	of Total	Legacy	Acquired	Total	of Total	Amount	Percent
Real estate loans:
One-to four-family:
Residential	$68,615,099	$80,296,553	$148,911,652	42%	$67,126,677	$83,892,389	$151,019,066	44%	$(2,107,414)	-1.4%
Residential construction	6,803,657	-	6,803,657	2%	6,426,076	-	6,426,076	2%	377,581	5.9%
Investor	7,811,461	18,433,397	26,244,858	8%	6,742,469	18,779,644	25,522,113	8%	722,745	2.8%
Commercial	92,628,423	14,399,402	107,027,825	30%	92,665,689	14,898,523	107,564,212	32%	(536,387)	-0.5%
Commercial construction	2,326,457	1,191,507	3,517,964	1%	1,881,541	1,308,652	3,190,193	1%	327,771	10.3%
Total real estate loans	178,185,097	114,320,859	292,505,956	83%	174,842,452	118,879,208	293,721,660	87%	(1,215,704)	-0.4%
Commercial business	35,339,083	2,037,264	37,376,347	10%	19,518,029	2,019,337	21,537,366	6%	15,838,981	73.5%
Home equity loans	14,116,647	6,668,685	20,785,332	6%	13,278,229	7,266,141	20,544,370	6%	240,962	1.2%
Consumer	2,135,569	928,700	3,064,269	1%	2,258,836	937,600	3,196,436	1%	(132,167)	-4.1%
Total loans	$229,776,396	$123,955,508	$353,731,904	100%	$209,897,546	$129,102,286	$338,999,832	100%	$14,732,072	4.3%

The Company’s largest concentration of loans continues to be residential one-to four-family loans as a result of the loans acquired in the Fraternity and Fairmount acquisitions. This loan portfolio comprises 42% of the entire loan portfolio at June 30, 2017, a decrease of $2.1 million from March 31, 2017. Over the past several years, the Bank originated traditional one-to-four family residential loans and sold them in the secondary market at a premium in order to manage interest rate risk in a rising rate environment. However, in the last half of fiscal 2017 and into fiscal 2018 we have begun to portfolio the majority of these loans due to the increase in normal attrition within this loan segment resulting from our prior acquisitions. In fiscal 2015, as a means to supplement our residential loan portfolio, the Company began to promote its one-to-four family residential construction lending program. During the first quarter of fiscal 2018, the Bank has originated commitments of $3.7 million in residential construction loans. At June 30, 2017 we had $11.1 million in residential construction commitments, of which $5.7 million in funds have been advanced; compared to $11.8 million in residential construction commitments at March 31, 2017 of which $6.0 million in funds had been advanced. The construction period on residential homes is typically nine to twelve months, at which time the Bank is often repaid through permanent financing by a third party.

Real estate investor loans represent funds advanced to borrowers for the purchase or refinance of non-owner occupied one-to-four family properties. These loans make up $26.2 million, or 7.4%, of total gross loans at June 30, 2017, including a remaining balance of $18.4 million that were acquired from Fraternity and Fairmount. This type of lending typically involves more risk than originating owner-occupied one-to-four family residential mortgages and as such, the Bank typically refrains from originating these type of loans organically.

The Bank continues to focus on growth through origination or purchase of both commercial real estate and commercial business loans as these loans offer higher rates of return and shorter maturity periods than typical retail lending. The largest increase in loans over the first three months of fiscal 2018, as shown in the previous table, is a $15.8 million, or 75.5%, increase in commercial business loans from $21.5 million at March 31, 2017 to $37.4 million at June 30, 2017. In the last half of fiscal 2017, management focused on diversifying the commercial loan portfolio and seeking more asset-based type lending relationships both organically and through purchases. The majority of the increase in commercial business loans is related to the purchase of a $15.4 million pool of commercial business loans at the end of the first quarter. The pool of loans consists of commercial lease loans that are concentrated in need-based equipment, such as medical equipment. At the same time, commercial real estate loans remained relatively unchanged from $107.6 million at March 31, 2017 to $107.0 million at June 30, 2017. Commercial real estate comprises 30.3% of the total loan portfolio at June 30, 2017, although this percentage has declined slightly from 31.7% at March 31, 2017 due to the growth and diversification of the commercial business loan portfolio over this period. The Bank continues to see the benefits of our commercial lending platform that was restructured in the first half of fiscal 2016, with new personnel and improved underwriting and monitoring procedures, from both an origination and credit quality perspective.

Bank-Owned Life Insurance. We invest in bank-owned life insurance (“BOLI”) to provide us with a funding source for our benefit plan obligations. BOLI also provides us noninterest income that is tax-exempt. Federal regulations generally limit our investment in BOLI to 25% of our Tier 1 capital plus our allowance for loan losses (“total capital”). At June 30, 2017, our investment in bank-owned life insurance remained relatively unchanged at $18.4 million compared to $18.3 million at March 31, 2017 and was at 43% of total capital as a result of the BOLI acquired in the Fraternity acquisition. Due to the amount of BOLI currently held, the Company has no plans to purchase additional BOLI at this time. The increase reflected during the first quarter of fiscal 2018 is associated with the increase in the cash surrender value of the underlying insurance policies.

Deposits. Total deposits (excluding premiums on acquired deposits) decreased $429,000 to $411.6 million at June 30, 2017 from $412.0 million at March 31, 2017. The Company continues to focus on changing its deposit mix to rely less on time deposits as a primary funding source and attract lower costing core deposits, consisting of savings, checking, and money market accounts. Money market accounts have increased the most with respect to core deposits based upon a money market promotion that has been running since December 2016. Overall core deposits increased $4.5 million, or 2.7%, to $168.9 million at June 30, 2017 compared to $164.4 million at March 31, 2017. Year-over-year core deposits have increased $25.9 million, or 18.1%, at June 30, 2017. Core deposits accounted for 41.0% of total deposits at June 30, 2017, compared to 38.9% at March 31, 2017.

The following table details the composition of deposits and the related percentage mix and growth of total deposits.

	June 30, 2017		March 31, 2017		Year-To-Date Growth
		Percent		Percent		Growth
	Total	of Total	Total	of Total	Amount	Percent
Savings	$44,008,241	11%	$44,614,415	11%	$(606,174)	-1.4%
Noninterest-bearing checking	32,424,765	8%	30,401,454	7%	2,023,311	6.7%
Interest-bearing checking	27,319,834	7%	26,415,189	6%	904,645	3.4%
Money market accounts	65,153,339	16%	62,962,902	15%	2,190,437	3.5%
Time deposits	242,692,001	59%	247,632,742	60%	(4,940,741)	-2.0%
	$411,598,180	100%	$412,026,702	100%	$(428,522)	-0.1%
Premium on deposits asssumed	704,063		829,072		(125,009)
Total deposits	$412,302,243		$412,855,774		$(553,531)

As loan demand has increased, our strategy with respect to deposits has been to maintain our current certificate of deposit base by pricing more competitively in the marketplace or through short-term certificate of deposit promotions, as we focus on growing our core deposits at a faster pace to reduce our overall cost of funds.

Borrowings. Borrowings consist of both short and long-term advances from the Federal Home Loan Bank (FHLB) and a note payable associated with an automobile. At June 30, 2017, outstanding advances from the FHLB remained unchanged at $35.5 million when compared to March 31, 2017. Included in the FHLB advances is $15.0 million in FHLB advances assumed in the Fraternity acquisition, $5.0 million of which are coming due in the next fiscal quarter of 2018 and $10.0 million in fiscal 2019. These advances were originally longer-term borrowings and carried higher rates of interest varying from 3.4% to 4.3%. As a result of the higher stated rates, the Company recorded a discount of $794,000 when accounting for the borrowings at fair value upon acquisition. At June 30, 2017, the remaining discount is $401,000. The accretion of this discount will offset the higher stated rate of these borrowings. In addition to the acquired borrowings, the Company also entered into $11.5 million of new FHLB advances in the last quarter of fiscal 2017 to supplement the funding of a residential jumbo loan portfolio at that time.

At June 30, 2017, $11.0 million of the total advances are considered short-term and mature in less than one year, while the remaining $24.5 million in advances are considered long-term and mature in more than one year. Included in long-term advances is $11.6 million in advances that mature on a quarterly basis; however, they are associated with several cash flow hedge transactions and will be continuously renewed over the expected life of the hedged transactions. The hedge transactions currently have an average life of 7.1 years. Excluding the advances associated with the hedge transactions, the longest outstanding borrowing is for $1.0 million and matures in October 2018.

The FHLB borrowings provide an alternative means to support the cash outflow needed to fund new loan originations in coordination with deposit growth. FHLB borrowings can provide a less expensive means to support cash outflow when compared to selling higher yielding investment securities. These obligations are secured by our residential and home equity loan portfolios. At June 30, 2017, we had the ability to borrow approximately $91.9 million in additional funds from the FHLB, subject to our pledging sufficient assets. These obligations will be repaid as our cash position strengthens.

Equity. Total equity increased $797,000, or 1.3%, to $60.6 million at June 30, 2017 from $59.8 million at March 31, 2017. The change in equity is primarily attributable to net income of $392,000 reported for the first quarter of fiscal 2018, along with an $115,000 increase in additional paid in capital resulting from the expense derived from equity awards granted in prior periods. In addition, accumulated other comprehensive loss decreased $289,000 due to the increase in the fair value of the investment portfolio. The fair value of the investment portfolio increased over the first quarter as a result of the decrease in interest rates that occurred over that same period. The Company’s book value per common share was $17.76 at June 30, 2017 compared to $17.53 at March 31, 2017.

Comparison of Asset Quality at June 30, 2017 and March 31, 2017

The Bank’s asset quality remains a primary focus of management and the Board of Directors. Nonperforming assets at June 30, 2017, were $3.1 million, an increase of $247,000 from March 31, 2017 and a $1.8 million decrease from June 30, 2016. Nonperforming assets to total assets increased slightly from 0.55% at March 31, 2017 to 0.60% at June 30, 2017. Nonperforming assets for the respective periods were as follows:

	At	At	At
	June 30, 2017	March 31, 2017	June 30, 2016
	(dollars in thousands)
Nonaccruing loans	$2,222	$2,302	$4,417
Accruing loans delinquent more than 90 days	331	21	17
Foreclosed real estate	520	503	461
Total nonperforming assets	$3,073	$2,826	$4,895

Asset Quality Ratios:
Nonperforming loans to gross loans	0.72%	0.69%	1.33%
Nonperforming assets to total assets	0.60%	0.55%	0.94%
Net charge-offs (annualized) to average loans	0.00%	0.92%	0.02%

Included in nonperforming loans are accruing loans delinquent more than 90 days. These loans represent loans that are on accrual status and paying under the contractually agreed upon terms of the note, however, such loans are 90 days past their contractual maturity date, and therefore reported as nonperforming. At June 30, 2017 these loan balances were slightly elevated as they related to many smaller investor (residential non-owner occupied) loans that matured at the same time. The Bank’s credit department is diligently working through these loans and have either renewed or extended them accordingly.

Nonaccrual loans decreased to $2.2 million at June 30, 2017 compared to $2.3 million at March 31, 2017 and $4.4 million a year ago. A large portion of the non-accrual loans reported at June 30, 2017 and March 31, 2017 consist of two commercial real estate loans that are related. Together these loans have a contractual principal balance of $3.4 million and a recorded investment balance of $1.5 million at June 30, 2017, including $1.7 million in charge-offs life to date. The loans were placed on non-accrual in October 2015 due to legal issues and the concern of collectability. The loan is classified as a Trouble Debt Restructure (“TDR”) and continued to make interest only payments through July 2016, which were applied by the Bank as a principal reduction to the loans. The borrower currently has the property listed for sale by a broker. Management is actively exploring other options to resolve this problem credit that may or may not result in additional write-downs. As of June 30, 2017, there were no other commercial real estate or business loans on nonaccrual.

Nonaccrual loans also consisted of $638,000 in one-to-four family residential mortgage loans of June 30, 2017, including one loan with a book balance of $222,000 that is an acquired loan. The remaining $416,000 of nonaccrual one-to-four family residential mortgage loans consists of 18 different loans with smaller outstanding balances, three of which make up $201,000 of this total.

The remaining balance of nonaccrual loans at June 30, 2017, consisted of $35,000 in one-to-four family non-owner occupied (“investor”) loans; down from $71,000 at March 31, 2017 and one home equity loan with a book balance of $3,000.

Delinquencies 30-59 days past due increased $3.0 million to $3.5 million at June 30, 2017 from $504,000 at March 31, 2017. This increase is attributable to one commercial real estate loan with a book balance of $3.2 million at June 30, 2017. The Bank is monitoring this loan closely and working with the borrower to develop a business plan or possibly refinance the loan with another institution. At this time, the underlying collateral supporting this loan appears to be adequate to re-pay the outstanding principal balance on this loan.

Foreclosed real estate increased $17,000 from $503,000 at March 31, 2017 to $520,000 at June 30, 2017 and consisted of five properties. One of the five properties consists of semi-developed land with a fair value of $443,000. The property is listed for sale and is participated with another financial institution, with Hamilton being the lead lender. The remaining four properties totaling $77,000 are comprised of one-to-four family residential mortgage loans, three of which are participations that Hamilton owns less than 15% of and is not the lead lender. One of these properties was added to foreclosed real estate during the current quarter in the amount of $17,000.

The Bank recorded a $160,000 provision for loan loss during the first quarter of fiscal 2018 compared to a $210,000 provision for loan loss for the same period a year ago. The provision for loan loss for the recent quarter was a result of an increase in loan growth primarily stemming from the purchase of a commercial business loan portfolio. The allowance for loan losses at June 30, 2017 totaled $2.4 million, or 0.67% of gross loans, compared to $2.2 million, or 0.65% of gross loans, at March 31, 2017. The immaterial change in percentage despite additional provisions that were not charge-off related was due to the increase in overall loan balances. This overall percentage remains relatively low compared to peers as a result of our recent acquisitions. As outlined in note 3 to our consolidated financial statements, loans acquired in an acquisition are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses. We continue to monitor and manage the acquired loan portfolio to determine if additional provisions are necessary in relation to the estimated fair value placed on those loans as determined by management.

The activity in the allowance for loan losses for the three month period ending June 30, 2017 includes $7,000 in recoveries, offset by $4,000 in charge-offs and a $160,000 provision for loan losses. We currently review the adequacy of the allowance for loan losses on a monthly basis and are proactively managing problem assets. Based upon our analysis, we believe this allowance appropriately reflects the inherent risk of loss in our loan portfolio at June 30, 2017. We estimate the allowance for loan losses within a range based upon our charge-off history and certain environmental factors.

Results of Operations for the Three Months Ended June 30, 2017 and 2016 (unaudited)

General. Net income was $392,000, or $0.12 per basic and diluted common share for the three-month period ended June 30, 2017 compared to a net loss of $335,000, or $(0.11) per basic and diluted common share for the same period in fiscal 2017, a period-over-period increase of $727,000. The increase in net results of operations resulted primarily from a $497,000 increase in net interest income, a $50,000 decrease in the provision for loan losses, and a $556,000 decrease in noninterest expenses, partially offset by a $372,000 increase in income tax expense.

Net Interest Income. Net interest income increased $497,000, or 16.0%, to $3.6 million for the three-months ended June 30, 2017 compared to $3.1 million for the three-months ended June 30, 2016. The increase in net interest income was due to a $638,000 increase in interest revenue, partially offset by a $141,000 increase in interest expense. The increase in interest revenue was due to an increase in the average balance of interest-earning assets, particularly higher yielding loans, as well as an increase in average yield on interest-earning assets. The average balance in interest-earning assets increased $42.9 million, or 10.1%, for the quarter ended June 30, 2017 compared to the same period in fiscal 2017, while the average yield increased 23 basis points to 3.76% from 3.53%, respectively. The average balances increased quarter-over-quarter due to the acquisition of Fraternity, which occurred in the middle of the prior year quarter ending June 30, 2016. Over this period, the Bank was able to also increase organically and through purchases the average balance of higher interest-earning assets, in particular loans. We purchased a $23.4 million residential loan portfolio in March 2017 and a $15.4 million commercial business loan portfolio in June 2017.

The increase in the average balance of interest-earning assets for the quarter ended June 30, 2017 was offset by a $44.8 million increase in the average balance of interest-bearing liabilities for the same period. The increase is attributable to deposits and borrowings acquired in the Fraternity acquisition, as well as management’s focus on increasing the deposit base and entering into new borrowings to fund loan growth. The average cost of interest-bearing liabilities for the comparative periods increased 6 basis points from 0.70% for the quarter ended June 30, 2016 to 0.76% for the quarter ended June 30, 2017. Our net interest margin increased 16 basis points from 2.92% for the three-months ended June 30, 2016 to 3.08% for the three-months ended June 30, 2017.

Interest Revenue. Interest revenue increased $638,000, or 17.0% to $4.4 million during the three-months ended June 30, 2017 compared to $3.8 million for the three-months ended June 30, 2016. The increase resulted from increases in interest and fees on loans and interest revenue earned on investment securities, partially offset by a decrease in revenue from federal funds sold and other bank deposits.

  Interest and fees on loans increased $531,000, or 16.0%, to $3.8 million for the three-months ended June 30, 2017, compared to $3.3 million for the three-months ended June 30, 2016. The increase in interest and fees on loans is due to a $58.3 million increase in the average balance of net loans from $278.2 million to $336.5 million quarter-over-quarter. The increase in average loans is attributable to the loans acquired in the Fraternity acquisition, which was completed in the middle of the prior year quarter ending June 30, 2016, as well as organic growth generated by our commercial lending area and strategic loan purchases over the past two quarters. Partially offsetting the revenue derived from an increase in the average balance of loans is a 20 basis point decline in the average yield earned on loans from 4.77% for the quarter ending March 31, 2016 to 4.57% for the quarter ending June 30, 2017. The decline in yield is a result of the extended low interest rate environment and the competitive pressure relating to pricing.

  Interest revenue on investment securities increased $119,000 to $486,000 for the three-months ended June 30, 2017 from $367,000 for the three-months ended June 30, 2016. The average balance of investment securities increased by $21.8 million, or 27.7%, to $100.3 million for the three months ended June 30, 2017 from $78.6 million for the same period last year, while the average yield also increased 7 basis points to 1.94% from 1.87%, respectively. The largest increase in investment securities was in mortgage-backed securities, which increased $18.6 million to $75.8 million for the three months ended June 30, 2017 from $57.2 million for the same period last year. The average balance of investment securities also increased quarter-over-quarter by $3.1 million. The increase in average investments is attributable to the Fraternity acquisition, along with utilizing the excess cash acquired in the Fraternity acquisition to purchase new securities in the second half of fiscal 2017.

  Interest Expense. Interest expense increased $141,000, or 21.5%, to $795,000 for the three-months ended June 30, 2017 compared to $654,000 for the same period in fiscal 2017, due to the increase in the average balance of both interest-bearing deposits and borrowings. The average balance of interest-bearing deposits increased $31.2 million, or 8.9%, to $381.5 million for the three-months ended June 30, 2017 from $350.3 million for the three-months ended June 30, 2016. The average cost of deposits declined from 0.70% to 0.69% for those same periods. A significant portion of our time deposits have already repriced in today’s low interest rate environment, as a result, the change in interest expense associated with deposits is more attributable to the increase in average balances than to interest rates. The decline in the average cost of deposits would have been greater; however, in the last quarter of fiscal 2017 we began to run a money market promotion with a 6-month teaser rate as a means to attract core deposits. As a result, the average cost associated with money market accounts increased from 0.23% to 0.55% quarter-over-quarter.

  For the three-month period ended June 30, 2017, average interest-bearing deposit balances increased for all types of deposits when compared to the same period last year as a result of the Fraternity acquisition, as well as promotional efforts to raise funds for new loan growth. We remain focused on changing the mix of our deposit portfolio by maintaining our maturing certificates of deposits and growing lower cost core deposits, including savings, interest-bearing checking and money market accounts. The average balance of time deposits increased $5.1 million, or 2.1%, to $245.4 million for the quarter ended June 30, 2017 compared to $240.3 million for the quarter ended June 30, 2016. Over this same period, core interest-bearing deposits increased $26.1 million, or 23.7%, to $136.0 million for the three-months ended June 30, 2017 compared to $109.9 million for the three-months ended June 30, 2016. The growth in core deposits was primarily a result of the continued efforts by our cash management and financial service teams, as well as those core deposits assumed in the Fraternity acquisition.

  Noninterest-bearing deposits allow us to fund growth in interest-earning assets at minimal cost. Average noninterest-bearing deposits increased $7.0 million, or 31.9%, to $29.0 million for the three-months ended June 30, 2017, compared to $22.0 million for the three-months ended June 30, 2016. This increase resulted from the efforts of our cash management personnel, commercial loan officers working with commercial clients to move their deposit relationship to Hamilton Bank and the acquisition of Fraternity.

For the three-month period ended June 30, 2017, average interest-bearing borrowings were $36.1 million compared to an average balance of $22.5 million for the same period a year ago. The borrowings primarily consisted of advances from the Federal Home Loan Bank. At June 30, 2017, the Bank had $35.5 million in outstanding advances from the FHLB, including $24.0 million in borrowings assumed through the Fraternity and Fairmount acquisitions. These borrowings carried an average rate of 1.49% for the three months ended June 30, 2016. Borrowing from the FHLB in today’s low interest rate environment can be a more cost effective means to obtain funds if deposits are not growing compared to selling investment securities that were earning a higher yield.

Average Balances, Interest and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest revenue from average interest-earning assets, the dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing interest revenue or interest expense by the average balances of assets or liabilities, respectively, for the periods presented and have been annualized. Average balances have been calculated using average daily balances. No tax-equivalent adjustments were made. Nonaccrual loans have been included in the table as loans carrying a zero yield.

	Three Months Ended June 30,
	(dollars in thousands)
	2017			2016
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Interest bearing deposits with banks	$30,520	$54	0.71%	$67,668	$67	0.40%
Investment securities (1)	24,520	147	2.40%	21,393	136	2.54%
Mortgage-backed securities	75,822	339	1.79%	57,177	231	1.62%
Loans receivable, net (2)	336,472	3,848	4.57%	278,202	3,316	4.77%
Total interest-earning assets	467,334	4,388	3.76%	424,440	3,750	3.53%
Noninterest-earning assets	43,584			35,325
Total assets	$510,918			$459,765

Interest-bearing liabilities:
Certificates of deposit	$245,436	$556	0.91%	$240,336	$565	0.94%
Money Market	64,822	89	0.55%	54,358	31	0.23%
Statement savings	44,578	14	0.13%	39,442	15	0.15%
NOW accounts	26,635	2	0.03%	16,139	1	0.02%
Total interest-bearing deposits	381,471	661	0.69%	350,275	612	0.70%
Borrowings	36,073	134	1.49%	22,479	42	0.75%
Total interest-bearing liabilities	417,544	795	0.76%	372,754	654	0.70%

Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	28,952			21,950
Other noninterest-bearing liabilities	7,274			5,701
Total liabilities	453,770			400,405
Total shareholders’ equity	57,148			59,360
Total liabilities and shareholders’ equity	$510,918			$459,765

Net interest income		$3,593			$3,096
Net interest rate spread (3)			3.00%			2.83%
Net interest-earning assets (4)	$49,790			$51,686
Net interest margin (5)			3.08%			2.92%
Average interest-earning assets to average interest-bearing liabilities	111.92%			113.87%

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

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was $160,000 charged to the provision for loan losses for the three-months ended June 30, 2017 compared to a provision for loan loss of $210,000 for the three-months ended June 30, 2016. In the current quarter, the $160,000 provision for loan loss recorded is primarily attributable to the overall growth within the loan portfolio, in particular commercial business loans from the $15.4 million loan portfolio purchased in June 2017. For the quarter ending June 30, 2016, $170,000 of the $210,000 charged to the provision for loan loss was related to two performing TDRs that were charged a risk adjusted rate of interest when their modified rate period expired. The remaining amount was primarily related to organic loan growth and not a product of charge-offs, as reflected in the table below.

The allowance for loan losses was $2.4 million, or 92.4% of non-performing loans at June 30, 2017 compared to $1.9 million, or 42.4% of non-performing loans at June 30, 2016. The increase in the percentage is a result of the $1.9 million, or 42.4%, decrease in non-performing loans over this same period. Non-performing loans over this period have largely been reduced by actions taken in the second half of fiscal 2017, including $1.1 million in charge-offs associated with one commercial real estate relationship and the sale of a pool of loans that included $768,000 in non-performing loans.

During the three-months ended June 30, 2017, loan charge-offs totaled $4,000 with recoveries of $7,000, compared to $31,000 in charge offs and $16,000 in recoveries during the three-months ended June 30, 2016. During fiscal year 2018, we expect that we will continue our emphasis in growing commercial real estate and commercial business loans, which have higher interest rates than one-to four-family mortgage loans, but are generally considered to bear higher risk than one-to four-family mortgage loans and could contribute to higher loan loss provisions going forward.

Summary of Allowance for Loan Losses Activity. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended
	June 30,
	2017	2016
	(dollars in thousands)

Allowance for loan losses at beginning of period	$2,195	$1,702
Charge-offs:
Real estate loans:
Residential	-	28
Investor	4	-
Commercial	-	-
Commercial construction	-	-
Commercial business	-	2
Home equity	-	-
Consumer	-	1
Total charge-offs	4	31
Recoveries	7	16
Net charge-offs	(3)	15
Provision for loan losses	160	210
Allowance for loan losses at end of period	$2,358	$1,897

Allowance for loan losses to non-performing loans	92.36%	42.44%
Allowance for loan losses to total loans outstanding at the end of the period	0.67%	0.57%
Net charge-offs to average loans outstanding during the period (annualized)	0.00%	0.02%

Noninterest Revenue. Noninterest revenue remained relatively unchanged, decreasing to $266,000 for the three-months ended June 30, 2017, compared to $269,000 for the three-months ended June 30, 2016. The following table outlines the changes in noninterest revenue for the three-month periods.

	Three months ended
	June 30,
	2017	2016	$ Change	% Change
Service charges	$119,199	$95,120	$24,079	25.3
Gain on sale of loans held for sale	-	11,172	(11,172)	(100.0)
Earnings on bank-owned life insurance	122,576	112,526	10,050	8.9
Other fees and commissions	24,717	50,680	(25,963)	(51.2)

Total noninterest revenue	$266,492	$269,498	$(3,006)	(1.1)

Noninterest revenue was impacted during the three-months ending June 30, 2017 by increases in service charges and earnings on bank-owned life insurance, along with decreases in gain on sale of loans held for sale and other fees and commissions.

Service charges associated with retail and commercial deposit products increased during the three-months ending June 30, 2017 compared to the same period a year ago in part due to the Fraternity acquisition and management’s continued focus on growing core deposits, particularly checking accounts, which typically generate more service fee income. We continuously review our fee structure on transactional accounts so that we may be more aligned with our market. Customers, however, have become more cost conscious of fees and better manage their deposit relationship with the Bank.

The increase in earnings on bank-owned life insurance (BOLI) is associated with the $5.1 million in BOLI assumed in the Fraternity acquisition in the quarter ending June 30, 2016. Because the Fraternity acquisition occurred in the middle of the prior year quarter, the prior year quarter did not have the full benefit of those balances. The revenue earned from BOLI is exempt for tax purposes.

Offsetting the increases in noninterest revenue for the three-months ending June 30, 2017 was a decrease in gain on the sale of loans held for sale. Gain on sale of loans held for sale represents revenue earned on loans sold in the secondary market at a premium. Over the past several years, we typically sold our newly originated residential mortgage loans in the secondary market as a means to manage interest rate risk in a rising rate environment. During the second half of fiscal 2017, however, the Company began to hold in portfolio the majority of our residential loan originations to partially offset the increased run-off associated with this loan type. Consequently, there were no loans sold during the quarter ending June 30, 2017 compared to the same quarter last year in which several loans were sold at a gain of $11,000.

Other fees and commissions include loan fees charged to customers, merchant credit card fees, and other smaller fees. The decrease with respect to the three-months ending June 30, 2017 compared to three-months ending June 30, 2016, as shown in the table above, is primarily related to loan fees. Loan fees include various charges to customers for loan applications, processing, and/or extensions. Loan fees for the three-months ending June 30, 2017 declined $30,000 to $14,000, compared to $44,000 for the same period a year ago.

Gains on investment securities are also reported as noninterest revenue; however, for the comparable three-month periods ending June 30, 2017 and 2016, no securities were sold and no gains or losses were recognized.

Noninterest Expense. Noninterest expense decreased $556,000, or 15.0%, to $3.2 million for the three-months ended June 30, 2017 compared to $3.7 million for the three-months ended June 30, 2016. The following table outlines the changes in noninterest expense for those periods.

	Three months ended
	June 30,
	2017	2016	$ Change	% Change
Salaries and benefits	$1,853,172	$1,731,940	$121,232	7.0
Occupancy	260,838	215,900	44,938	20.8
Advertising	27,028	31,351	(4,323)	(13.8)
Furniture and equipment	83,984	98,323	(14,339)	(14.6)
Data processing	164,850	185,723	(20,873)	(11.2)
Legal services	101,890	50,263	51,627	102.7
Other professional services	180,302	196,764	(16,462)	(8.4)
Merger related expenses	-	188,151	(188,151)	(100.0)
Branch consolidation expense	-	437,424	(437,424)	(100.0)
Deposit insurance premiums	57,128	77,200	(20,072)	(26.0)
Foreclosed real estate expense and losses	1,186	8,108	(6,922)	(85.4)
Other operating	422,647	487,952	(65,305)	(13.4)

Total noninterest expense	$3,153,025	$3,709,099	$(556,074)	(15.0)

The decline in noninterest expense is primarily the result of non-recurring costs incurred in the prior year quarter, including $188,000 in non-recurring costs associated with the completion of our most recent acquisition and $437,000 in costs relating to the closing of one of our branch locations due to branch overlap from the Fraternity acquisition. Acquisition expenses include fees paid to attorneys, investment bankers and accountants, data conversion, as well as other related costs. While overall operating expenses are higher as a result of operating as a larger financial institution, greater economies of scale have been achieved as reflected in the improvement in our efficiency ratio from 110.2% for the three-months ending June 30, 2016 to 81.7% for the three-months ending June 30, 2017. As noted earlier, some of these efficiencies are derived from the elimination of costs associated with the most recent acquisition.

Many of the other noninterest expense items shown in the table above declined during the three-months ending June 30, 2017 as compared to the same period a year ago. Certain expenses, including furniture and equipment and other professional services, declined as a result of management’s continued focus on reducing costs where applicable. Some of these reductions have been obtained through the review or negotiation of vendor contracts, analysis of alternative sources, and more efficient means. Data processing costs are lower as a result of previous credits that were obtained through the Fraternity acquisition and federal deposit insurance premiums are lower due to a reduction in the rate assessed by the Federal Deposit Insurance Corporation, the government agency that insures deposits. Other operating expenses are lower due to one-to-four family non-owner occupied costs incurred in the prior year quarter to either maintain these properties or keep them from going to tax sale. In the past year, management has worked diligently with many of the investor problem assets, including strategically selling a portion of them, so as to reduce costs going forward.

The largest increase in noninterest expenses quarter-over-quarter was in salaries and benefits, which increased $122,000. During the quarter ending June 30, 2017, the Company made strategic new hires that will be focused on branch efficiency and new products. In addition, annual increases were awarded at this time of year. Also included in salaries and benefits for the three months ending June 30, 2017 and 2016, is $80,000 and $79,000 in expense, respectively, relating to equity awards granted to officers under the Company’s Equity Incentive Plan. The equity awards provide for management to have a vested interest in the performance of the company and share in the benefit of an increase in shareholder value. Similarly, other operating expenses for the same periods include $35,000 and $30,000 in expense, respectively, associated with equity awards granted to Directors.

Legal expense for the quarter ending June 30, 2017 increased over the same quarter a year ago. The increase in legal costs is due in part to management’s engagement of counsel to assist with efforts to reduce regulatory costs in the future. In addition, counsel has been sought to assist with compiling and reviewing agreements associated with loan purchases, as well as advice on the re-location of our Ellicott City branch and other branch matters, including the possible sale and re-location of our Pigtown branch within the same area of Baltimore City. Counsel also continues to assist with the collection and foreclosure process associated with problem loans, as well as consult on how to proceed with certain borrowers.

The increase in occupancy expense is primarily related to the re-location of our Ellicott City branch within the same geographic area of Howard County. Due the timing and ability to move into the new location, the Bank had to pay rent expense on both the current and new property for a one-month period. In addition, there were costs incurred in the quarter associated with the re-location that were not capitalized. The new branch location in Ellicott City opened in July 2017.

Income Tax Expense. We recorded tax expense of $154,000 for the three-months ended June 30, 2017 after pre-tax income of $547,000, compared to a tax benefit of $218,000 for the three-months ended June 30, 2016 after a pre-tax net loss of $553,000. The effective income tax rate was 28.2% for the three-months ending June 30, 2017 compared to a negative effective income tax rate of 39.4% for the three-months ending June 30, 2016. Certain items, such as bank-owned life insurance and certain municipal security interest are tax-exempt, while acquisition related expenses are not tax-deductible.

At June 30, 2017, the Company reported a net deferred tax asset of $7.7 million compared to $8.0 million at March 31, 2017. The change is primarily due to the decrease in net operating loss (NOL) carryforwards attributable to the net income reported for the first quarter of fiscal 2018. The NOL carryforwards have a defined expiration date of 20 years from the date of creation.

In accordance with Accounting Standards Codification (ASC) 740, Accounting for Income Taxes, the Company continually assesses whether a deferred tax asset is more likely than not to be realized based on an evaluative process that considers all available positive and negative evidence. As part of this evaluative process, management considers the following sources of taxable income: 1) the future reversals of taxable temporary differences; 2) future taxable income exclusive of reversing temporary differences and carryforwards; 3) taxable income in prior carryback years and; 4) tax planning strategies. A deferred tax asset valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the deferred tax asset will not be realized. The Company has established a valuation allowance in the amount of $43,000 at June 30, 2017 because the Company believes that a portion of the state operating loss carryforwards and state tax credit carryforwards will not be utilized.

In making a conclusion, management has evaluated all available positive and negative evidence impacting these sources of taxable income. The positive evidence that is most heavily relied upon is future taxable income exclusive of reversing temporary differences and carryforwards. Based upon our analysis, there is more positive evidence than negative regarding the utilization of our deferred tax asset and the realization of our recorded deferred tax asset at June 30, 2017.

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

We also have the ability to borrow from the FHLB to meet our funding and liquidity needs. At June 30, 2017, we had $35.5 million in borrowings from the FHLB, of which $24.0 million were assumed through acquisitions, and the capacity to borrow approximately $91.9 million more, subject to our pledging sufficient assets.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending, and investing activities during any given period. At June 30, 2017, cash and cash equivalents totaled $20.2 million and securities classified as available-for-sale amounted to $98.6 million.

Total deposits decreased $554,000 over the three months ended June 30, 2017, while total deposits increased $546,000 over the same period a year ago. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. In the first quarter of fiscal 2017, we made a conscious effort to grow our lower costing core deposits (considered to be all deposits other than certificates of deposit) and retain maturing certificates of deposits through various promotions to assist in funding organic loan growth. Certificates of deposit allow us to lock in those funds for an extended period of time based upon current interest rates. At June 30, 2017, certificates of deposit scheduled to mature within one year totaled $119.0 million, or 49.4% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods due to the current low interest rate environment and local competitive pressures. Whether we retain these deposits will be determined in part by the interest rates we are willing to pay on such deposits. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit due on or before June 30, 2018.

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. At June 30, 2017, we had $52.4 million in commitments to extend credit outstanding.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2017, we exceeded all of the applicable regulatory capital requirements for the Bank, including the new requirement under Basel III to obtain a minimum common equity core (Tier 1) capital to risk-weighted assets ratio of 4.5%. To be classified as a well-capitalized bank, we must have a common equity core (Tier 1) capital to risk-weighted assets ratio of at least 6.5%. For the year ended June 30, 2017, our common equity to Tier 1 capital was $40.7 million, or 11.97%, of total risk-weighted assets compared to $40.1 million, or 12.13% of total risk-weighted assets for the year ended March 31, 2017.

Our core (Tier 1) capital was $10.7 million and $40.1 million, or 8.25% and 8.28% of adjusted total assets, at June 30, 2017 and March 31, 2017, respectively. In order to be classified as “well-capitalized” under federal banking regulations, we were required to have core capital of at least $24.7 million, or 5.0% of adjusted assets, as of June 30, 2017. To be classified as a well-capitalized bank, we must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%, and a Tier 1 risk-based capital to risk-weighted assets of at least 8%. At June 30, 2017 and March 31, 2017, we had total risk-based capital ratios of 12.68% and 12.81%, respectively, and Tier 1 risk-based capital ratios of 11.97% and 12.13%, respectively. Our regulatory risk weighted capital ratios decreased during the first quarter of fiscal 2018 as a result of our risk-weighted assets increasing due to the Fraternity acquisition and to a lesser extent, increases within the loan portfolio due to organic growth and loan purchases.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For a discussion of our market risk, please refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017 filed on June 29, 2017. The Company’s market risk has not changed materially from that disclosed in the annual report.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 29, 2017. As of June 30, 2017, the risk factors of the Company have not changed materially from those disclosed in the annual report.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of June 30, 2017 (unaudited) and March 31, 2017; (ii) the Consolidated Statements of Operations for the three months ended June 30, 2017 and 2016 (unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three months ended June 30, 2017 and 2016 (unaudited); (iv) the Consolidated Statements of Equity for the three months ended June 30, 2017 and 2016 (unaudited); (v) the Consolidated Statement of Cash Flows for the three months ended June 30, 2017 and 2016 (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

_______________________

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

HAMILTON BANCORP, INC.

Date: August 14, 2017	/s/ Robert A. DeAlmeida
Robert A. DeAlmeida
President and Chief Executive Officer

Date: August 14, 2017	/s/ John P. Marzullo
John P. Marzullo
Senior Vice President, Chief Financial Officer and Treasurer