Form 10-Q
period 2017-09-30
Hamilton Bancorp, Inc.
filed 2017-11-14
CIK 1551739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

YES [   ]     NO [X]

The Registrant’s common stock, par value $0.01 per share, consisted of 3,411,075 shares issued and outstanding as of November 14, 2017.

Hamilton Bancorp, Inc. and Subsidiaries

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Financial Condition

September 30, 2017 and March 31, 2017

	September 30,	March 31,
	2017	2017
	(Unaudited)	(Audited)
Assets
Assets
Cash and due from banks	$9,348,309	$24,436,793
Federal funds sold	1,306,477	4,917,128
Cash and cash equivalents	10,654,786	29,353,921
Certificates of deposit held as investment	499,235	499,280
Securities available for sale, at fair value	91,040,202	102,429,128
Federal Home Loan Bank stock, at cost	2,721,400	2,020,200
Loans	368,230,217	338,933,198
Allowance for loan losses	(2,470,991)	(2,194,815)
Net loans and leases	365,759,226	336,738,383
Premises and equipment, net	3,864,802	3,674,280
Premises and equipment held for sale	547,884	547,884
Foreclosed real estate	483,204	503,094
Accrued interest receivable	1,483,549	1,310,080
Bank-owned life insurance	18,499,741	18,253,348
Deferred income taxes	7,489,934	7,976,850
Goodwill and other intangible assets	9,239,796	9,302,828
Other assets	1,696,451	1,920,740
Total Assets	$513,980,210	$514,530,016

Liabilities and Shareholders' Equity
Liabilities
Noninterest-bearing deposits	$27,903,885	$30,401,454
Interest-bearing deposits	366,251,973	382,454,320
Total deposits	394,155,858	412,855,774
Borrowings	52,857,418	36,124,899
Advances by borrowers for taxes and insurance	1,294,675	1,868,110
Other liabilities	4,495,203	3,890,003
Total liabilities	452,803,154	454,738,786

Commitments and contingencies	-	-

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized. Issued and outstanding: 3,411,075 shares at September 30, 2017 and March 31, 2017	34,111	34,111
Additional paid in capital	31,886,657	31,656,235
Retained earnings	32,533,803	31,730,673
Unearned ESOP shares	(2,221,800)	(2,221,800)
Accumulated other comprehensive loss	(1,055,715)	(1,407,989)
Total shareholders' equity	61,177,056	59,791,230
Total Liabilities and Shareholders' Equity	$513,980,210	$514,530,016

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

Three and Six Months Ended September 30, 2017 and 2016

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Interest revenue
Loans, including fees	$3,938,627	$3,831,123	$7,786,639	$7,147,796
U.S. treasuries, government agencies and FHLB stock	46,513	62,534	79,198	149,108
Municipal and corporate bonds	112,571	69,640	226,540	118,667
Mortgage-backed securities	314,572	287,231	653,478	518,728
Federal funds sold and other bank deposits	26,738	52,734	81,146	119,438
Total interest revenue	4,439,021	4,303,262	8,827,001	8,053,737

Interest expense
Deposits	669,605	674,470	1,330,063	1,286,282
Borrowed funds	158,634	76,569	292,904	118,641
Total interest expense	828,239	751,039	1,622,967	1,404,923

Net interest income	3,610,782	3,552,223	7,204,034	6,648,814
Provision for loan losses	120,000	50,006	280,000	260,006
Net interest income after provision for loan losses	3,490,782	3,502,217	6,924,034	6,388,808

Noninterest revenue
Service charges	118,851	119,487	238,050	214,608
Gain on sale of investment securities	10,381	-	10,381	-
Gain on sale of loans held for sale	-	10,437	-	21,609
Earnings on bank-owned life insurance	123,818	126,100	246,393	238,626
Other	41,394	26,474	66,112	77,153
Total noninterest revenue	294,444	282,498	560,936	551,996

Noninterest expenses
Salaries	1,510,515	1,355,548	2,970,512	2,738,154
Employee benefits	348,313	347,420	741,487	696,754
Occupancy	239,415	258,871	500,253	474,771
Advertising	14,170	43,979	41,198	75,330
Furniture and equipment	85,754	99,437	169,738	197,760
Data processing	181,506	191,088	346,356	376,811
Legal services	119,104	63,185	220,994	113,448
Other professional services	212,519	342,400	392,820	545,514
Merger related expenses	-	9,081	-	197,233
Branch consolidation expense	-	-	-	437,424
Deposit insurance premiums	73,762	110,989	130,890	188,188
Foreclosed real estate expense and losses (gains)	113	-	1,299	8,108
Other operating	431,717	428,658	854,366	910,260
Total noninterest expense	3,216,888	3,250,656	6,369,913	6,959,755

Income (loss) before income taxes	568,338	534,059	1,115,057	(18,951)
Income tax expense (benefit)	157,585	210,573	311,927	(7,228)
Net income (loss)	$410,753	$323,486	$803,130	$(11,723)

Net income (loss) per common share:
Basic	$0.13	$0.10	$0.25	$0.00
Diluted	$0.13	$0.10	$0.25	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

Three and Six Months Ended September 30, 2017 and 2016

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income (loss)	$410,753	$323,486	$803,130	$(11,723)
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	87,905	(483,055)	637,248	87,068
Reclassification adjustment for realized gain on investment securities available for sale included in net income	(10,381)	-	(10,381)	-
Total unrealized gain (loss) on investment securities available for sale	77,524	(483,055)	626,867	87,068
Unrealized gain (loss) on derivative transactions	26,710	-	(183,238)	-
Income tax expense (benefit) relating to investment securities available for sale and derivative transactions	41,114	(190,542)	174,990	34,344
Other comprehensive income (loss)	63,120	(292,513)	268,639	52,724

Total comprehensive income	$473,873	$30,973	$1,071,769	$41,001

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Six Months Ended September 30, 2017 and 2016

					Accumulated
		Additional		Unearned	other	Total
	Common	paid-in	Retained	ESOP	comprehensive	shareholders'
	stock	capital	earnings	shares	income (loss)	equity

Balances April 1, 2016	$34,136	$31,242,731	$32,659,455	$(2,369,920)	$(21,819)	$61,544,583
Net loss	-	-	(11,723)	-	-	(11,723)
Unrealized gain on available for sale securities, net of tax effect of $34,344	-	-	-	-	52,724	52,724
Stock based compensation - options	-	104,605	-	-	-	104,605
Stock based compensation - restricted stock	-	112,852	-	-	-	112,852

Balances September 30, 2016	$34,136	$31,460,188	$32,647,732	$(2,369,920)	$30,905	$61,803,041

Balances April 1, 2017	$34,111	$31,656,235	$31,730,673	$(2,221,800)	$(1,407,989)	$59,791,230
Net income	-	-	803,130	-	-	803,130
Unrealized gain on available for sale securities, net of tax effect of $247,268	-	-	-	-	379,600	379,600
Unrealized loss on derivative transactions, net of tax effect of $(72,278)	-	-	-	-	(27,326)	(27,326)
Stock based compensation - options	-	114,784	-	-	-	114,784
Stock based compensation - restricted stock	-	115,638	-	-	-	115,638

Balances September 30, 2017	$34,111	$31,886,657	$32,533,803	$(2,221,800)	$(1,055,715)	$61,177,056

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended September 30, 2017 and 2016

	Six Months Ended
	September 30,
	2017	2016

Cash flows from operating activities
Interest received	$9,265,972	$8,036,376
Fees and commissions received	305,462	291,762
Interest paid	(2,011,560)	(1,950,269)
Cash paid to suppliers and employees	(5,193,587)	(4,086,091)
Origination of loans held for sale	-	(1,719,700)
Proceeds from sale of loans held for sale	-	554,759
Increase in deferred tax asset	-	(1,705,736)
Net cash provided (used) by operating activities	2,366,287	(578,899)

Cash flows from investing activities
Acqusition, net of cash acquired	-	(11,006,813)
Proceeds from maturing and called securities available for sale, including principal pay downs	8,524,350	19,526,230
Proceeds from sale of investment securities available for sale	4,243,760	-
Proceeds from maturing and called certificates of deposit	-	985,000
Purchase of investment securities available for sale	(1,208,480)	(27,442,181)
Purchase of Federal Home Loan Bank stock	(701,200)	185,000
Loans made, net of principal repayments	(29,464,001)	1,817,831
Purchase of premises and equipment	(349,306)	(99,085)
Proceeds from sale of premises and equipment	-	35,000
Proceeds from sale of foreclosed real estate	35,896	-
Net cash used by investing activities	(18,918,981)	(15,999,018)

Cash flows from financing activities
Net increase (decrease) in
Deposits	(18,468,720)	(1,381,093)
Advances by borrowers for taxes and insurance	(573,435)	255,338
Proceeds from borrowings	25,000,000	-
Payments of borrowings	(8,004,682)	(4,000,000)
Interest rate swap on FHLB borrowings	(99,604)	-
Net cash used by financing activities	(2,146,441)	(5,125,755)

Net decrease in cash and cash equivalents	(18,699,135)	(21,703,672)

Cash and cash equivalents at beginning of period	29,353,921	67,448,536

Cash and cash equivalents at end of period	$10,654,786	$45,744,864

Supplemental Disclosures of Cash Flow Information:
Total cash consideration paid for Fraternity Acquisition	$-	$25,704,871
Less cash acquired	-	14,698,058
Acquisition, net of cash acquired	$-	$11,006,813

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

	Six Months Ended
	September 30,
	2017	2016

Reconciliation of net income (loss) to net cash provided (used) by operating activities
Net income (loss)	$803,130	$(11,723)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Amortization of premiums on certificates of deposit	45	9,408
Amortization of premiums on securities	466,542	317,361
Gain on sale of investment securities	(10,380)	-
Loan discount accretion	121,389	(28,951)
Deposit premium amortization	(231,196)	(295,066)
Borrowing premium amortization	(262,799)	(258,139)
Core deposit intangible asset amortization	63,032	57,990
Premises and equipment depreciation and amortization	158,784	171,562
Loss on sale of foreclosed real estate	1,299	-
Stock based compensation	230,422	217,456
Provision for loan losses	280,000	260,006
Decrease (increase) in:
Accrued interest receivable	(173,469)	(358,450)
Loans held for sale	-	(1,186,550)
Cash surrender value of life insurance	(246,393)	(238,625)
Income taxes refundable and deferred income taxes	311,926	(1,712,964)
Other assets	224,291	2,557,323
Increase (decrease) in:
Accrued interest payable	105,402	7,859
Deferred loan origination fees	24,464	43,271
Other liabilities	499,798	(130,667)
Net cash (used) provided by operating activities	$2,366,287	$(578,899)

Noncash investing activity
Real estate acquired through foreclosure	$17,305	$-

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2017

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

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. We derived the balances as of March 31, 2017 from audited financial statements. Operating results for the three and six months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018, or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017. Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation.

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

Investment Securities. Management determines the appropriate classification of investment securities at the time of purchase. Securities that may be sold before maturity are classified as available for sale and carried at fair value. Investment securities that management has the intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. All investment securities held by Hamilton at September 30, 2017 and March 31, 2017 are classified as available for sale.

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

HAMILTON BANCORP, INC. AND SUBSIDIARY
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

Troubled debt restructurings are loans for which Hamilton, for legal or economic reasons related to a debtor’s financial difficulties, has granted a concession to the debtor that it otherwise would not have considered. Concessions that result in the categorization of a loan as a troubled debt restructuring include:

●	Reduction of the stated interest rate;

●	Extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk;

●	Reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement; or

●	Reduction of accrued interest.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The loans acquired from the Company’s acquisition of Fraternity on May 13, 2016 (see Note 3 “Acquisition”) and Fairmount on September 11, 2015 were recorded at fair value at the acquisition date and no separate valuation allowance was established.  The initial fair values were determined by management, with the assistance of an independent valuation specialist, based on estimated expected cash flows discounted at appropriate rates.  The discount rates were based on market rates for new originations of comparable loans and did not include a separate factor for loan losses as that was included in the estimated cash flows.

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

HAMILTON BANCORP, INC. AND SUBSIDIARY
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

For derivatives qualifying as cash flow hedges, the Company also documents its assessment, both at hedge inception and on an ongoing basis, of whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. The effective portion of changes in fair value of derivatives that are designated and qualify as cash flow hedges is recognized in the consolidated statement of comprehensive income (loss). The gain or loss relating to the ineffective portion is recognized immediately in the consolidated statement of operations as a gain or loss. When a hedging instrument expires or is sold, or when a hedge no longer meets the criteria for hedge accounting, any cumulative gain or loss existing in equity at that time remains in equity and is recognized when the forecasted transaction is ultimately recognized in the consolidated statement of operations. When a forecasted transaction is no longer expected to occur, the cumulative gain or loss that was reported in equity is immediately transferred to the consolidated statement of operations as a gain or loss to income.

HAMILTON BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

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

Recent Accounting Pronouncements

ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities. This ASU’s objectives are to: (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities; and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. The ASU is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The Company does not expect the adoption of ASU 2017-12 to have a material impact on its consolidated financial statements.

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

HAMILTON BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This guidance clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under this guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The amended guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in FASB guidance for revenue recognition. This guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update addresses diversity on how certain cash receipts and payments are reflected in the statement of cash flows. The update made the following changes that may affect the Company: (1) Debt Prepayment or Debt Extinguishment Costs: Cash payments for debt prepayment or debt extinguishment costs should be classified as cash flows for financing activities. (2) Proceeds from the settlement of Bank-Owned Life Insurance Policies: Cash proceeds received from the settlement of bank-owned life insurance policies should be classified as cash flows from investing activities. The cash payments for premiums on bank-owned policies may be classified as cash flows from investing activities, operating activities, or a combination of investing and operating activities. The amendments in this Update will be effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The guidance requires application using a retrospective transition method. The Company does not expect the guidance to have a significant impact on its consolidated statement of cash flows.

ASU 2016-13, Financial Instruments – Credit Losses. The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the guidance in this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate credit losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The guidance in this update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.  Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”).  Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated.  The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them.  In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation.  The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards.  Forfeitures can be estimated, as required today, or recognized when they occur.  ASU No. 2016-09 became effective for the Company on April 1, 2017 and was not material to the consolidated financial statements.

ASU 2016-02, Leases (Topic 842). From the lessee’s perspective, the new ASU standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for lessees. The guidance also eliminates the current real estate-specific provision and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs. With respect to lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. All entities will classify leases to determine how to recognize lease-related revenue and expense. In applying this guidance, entities will also need to determine whether an arrangement contains a lease or service agreement. Disclosures are required by lessees and lessors to meet the objective of enabling users of financials statements to assess the amount, timing, and uncertainty of cash flows arising from leases. For public entities, this guidance is effective for the first interim or annual period beginning after December 15, 2018. Early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is assessing this guidance to determine its impact on the Company’s financial position, results of operations and cash flows.

HAMILTON BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

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

ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance in this update is effective for the first interim or annual period beginning after December 15, 2017. We expect to adopt the ASU during the first quarter of fiscal 2019. The Company is evaluating the guidance in this update but does not believe it will have a material impact on its consolidated financial statements.

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

HAMILTON BANCORP, INC. AND SUBSIDIARY
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

Fraternity Pro forma Condensed Combined Financial Information. The consolidated statements of operations data for the unaudited pro forma results for the three and six-month periods ended September 30, 2017 and 2016 as if the Fraternity acquisition had occurred as of the beginning of fiscal 2016 and 2017 are deemed immaterial and not presented. Due to the fact the acquisition of Fraternity occurred on May 13, 2016, the three and six-month periods ending September 30, 2016 and 2017, as reported in this 10-Q, already include or include a significant portion of the impact of Fraternity in the consolidated statements of operations as though the acquisition occurred at the beginning of fiscal 2016 and 2017. The six-month period ending September 30, 2016 does not reflect the full impact to the consolidated statements of operations for those six months since the acquisition occurred towards the beginning of that respective period, however, that amount is deemed to be immaterial to the consolidated statement of operations for that period.

HAMILTON BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

Fraternity acquisition expenses. In connection with the acquisition of Fraternity, the Company incurred merger related costs. These expenses were primarily related to legal, other professional services and system conversions. The following table details the expenses included in the consolidated statements of operations for the periods shown.

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016
Legal	$-	$9,081	$-	$55,500
Professional services	-	-	-	135,383
Other	-	-	-	6,350
Total merger related expenses	$-	$9,081	$-	$197,233

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

Both the basic and diluted earnings per share for the three and six months ended September 30, 2017 and 2016 are summarized below:

	Three months ended	Three months ended	Six months ended	Six months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Net income (loss)	$410,753	$323,486	$803,130	$(11,723)
Weighted average common shares outstanding - basic	3,188,895	3,176,654	3,188,895	3,176,654
Weighted average common shares outstanding - diluted	3,196,516	3,176,654	3,196,516	3,176,654
Income (loss) per common share - basic and diluted	$0.13	$0.10	$0.25	$(0.00)

Anti-dilutive shares	124,169	89,475	124,169	89,475

During the three and six-months ending September 30, 2016, none of the common stock equivalents were dilutive due to either a net loss reported during that period or the market price of the stock at that respective date was below the exercise price for any dilutive options to be executed.

Note 5:	Investment Securities Available for Sale

The amortized cost and fair value of securities at September 30, 2017 and March 31, 2017, are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
September 30, 2017	cost	gains	losses	value

U.S. government agencies	$2,759,862	$-	$15,427	$2,744,435
Municipal bonds	15,166,018	15,411	532,682	14,648,747
Corporate bonds	3,016,610	14,460	80,564	2,950,506
Mortgage-backed securities	71,657,872	57,340	1,018,698	70,696,514
	$92,600,362	$87,211	$1,647,371	$91,040,202

HAMILTON BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
March 31, 2017	cost	gains	losses	value

U.S. government agencies	$3,525,373	$323	$13,393	$3,512,303
Municipal bonds	17,096,477	21,858	950,496	16,167,839
Corporate bonds	2,000,000	-	83,478	1,916,522
Mortgage-backed securities	81,994,305	65,094	1,226,935	80,832,464
	$104,616,155	$87,275	$2,274,302	$102,429,128

Proceeds from the sale of investment securities were $4,243,760 during the three and six months ended September 30, 2017, with gains of $23,352 and losses of $12,971. There were no sales of investment securities during the three and six months ended September 30, 2016.

As of September 30, 2017, and March 31, 2017, all mortgage-backed securities are backed by U.S. Government-Sponsored Enterprises (GSE’s), except one private label mortgage-backed security that was acquired in the Fraternity acquisition in May 2016 with a book value of $92,170 and fair value of $93,705 as of September 30, 2017.

As of September 30, 2017, and March 31, 2017, the Company had one pledged security to the Federal Reserve Bank with a book value of $744,186 and a fair value of $737,233 and $736,412, respectively.

The amortized cost and estimated fair value of debt securities by contractual maturity at September 30, 2017 and March 31, 2017 follow. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available for Sale
	September 30, 2017		March 31, 2017
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value

Maturing
Within one year	$2,015,677	$2,007,202	$-	$-
Over one to five years	1,507,465	1,514,383	4,234,642	4,240,740
Over five to ten years	4,328,541	4,208,504	5,538,313	5,404,810
Over ten years	13,090,807	12,613,599	12,848,895	11,951,114
Mortgage-backed, in monthly installments	71,657,872	70,696,514	81,994,305	80,832,464
	$92,600,362	$91,040,202	$104,616,155	$102,429,128

HAMILTON BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

The following table presents the Company's investments' gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position at September 30, 2017 and March 31, 2017.

	Less than 12 months		12 months or longer		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
September 30, 2017	losses	value	losses	value	losses	value

U.S. government agencies	$15,427	$2,744,435	$-	$-	$15,427	$2,744,435
Municipal bonds	-	-	532,682	11,960,989	532,682	11,960,989
Corporate bonds	-	-	80,564	1,919,436	80,564	1,919,436
Mortgage-backed securities	256,219	22,865,278	762,479	38,710,468	1,018,698	61,575,746
	$271,646	$25,609,713	$1,375,725	$52,590,893	$1,647,371	$78,200,606

	Less than 12 months		12 months or longer		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
March 31, 2017	losses	value	losses	value	losses	value

U.S. government agencies	$13,393	$3,256,964	$-	$-	$13,393	$3,256,964
Municipal bonds	950,496	13,982,251	-	-	950,496	13,982,251
Corporate bonds	-	-	83,478	1,916,522	83,478	1,916,522
Mortgage-backed securities	941,183	66,953,532	285,752	7,016,746	1,226,935	73,970,278
	$1,905,072	$84,192,747	$369,230	$8,933,268	$2,274,302	$93,126,015

The unrealized losses that exist are a result of market changes in interest rates since the original purchase. Management systematically evaluates investment securities for other-than-temporary declines in fair value on an annual basis from the date of purchase if the respective security is in a loss position. This analysis requires management to consider various factors, which include: (1) duration and magnitude of the decline in value; (2) the financial condition of the issuer or issuers and; (3) structure of the security.

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

HAMILTON BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

Note 6:	Loans Receivable and Allowance for Loan Losses

Loans receivable, excluding loans held for sale, consist of the following at September 30, 2017 and March 31, 2017:

	September 30, 2017				March 31, 2017
	Legacy (1)	Acquired	Total Loans	% of Total	Legacy (1)	Acquired	Total Loans	% of Total
Real estate loans:
One-to four-family:
Residential (2)	$68,548,030	$77,663,426	$146,211,456	40%	$67,126,677	$83,892,389	$151,019,066	44%
Residential construction	6,258,446	-	6,258,446	2%	6,426,076	-	6,426,076	2%
Investor (3)	9,627,329	18,423,892	28,051,221	8%	6,742,469	18,779,644	25,522,113	8%
Commercial	94,957,970	12,114,557	107,072,527	29%	92,665,689	14,898,523	107,564,212	32%
Commercial construction	2,081,647	1,058,534	3,140,181	1%	1,881,541	1,308,652	3,190,193	1%
Total real estate loans	181,473,422	109,260,409	290,733,831	79%	174,842,452	118,879,208	293,721,660	87%
Commercial business (4)	34,042,543	1,668,783	35,711,326	10%	19,518,029	2,019,337	21,537,366	6%
Home equity loans	13,664,414	6,459,424	20,123,838	5%	13,278,229	7,266,141	20,544,370	6%
Consumer (5)	20,178,064	902,240	21,080,304	6%	2,258,836	937,600	3,196,436	1%
Total Loans	249,358,443	118,290,856	367,649,299	100%	209,897,546	129,102,286	338,999,832	100%
Net deferred loan origination fees and costs	(167,534)	-	(167,534)		(143,070)	-	(143,070)
Loan premium (discount)	1,280,427	(531,975)	748,452		619,846	(543,410)	76,436
	$250,471,336	$117,758,881	$368,230,217		$210,374,322	$128,558,876	$338,933,198

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

(2)	"Legacy" one-to four-family residential real estate loans at March 31, 2017 includes $23.4 million of loans purchased in March 2017.
(3)	"Investor" loans are residential mortgage loans secured by non-owner occupied one-to four-family properties.
(4)	"Legacy" commercial business loans as of September 30, 2017 includes $15.4 million of commercial lease loans purchased in June 2017.
(5)	"Legacy" consumer loans as of September 30, 2017 includes $18.4 million of recreational vehicle loans purchased in August 2017.

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

HAMILTON BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and six-month periods ended September 30, 2017 and 2016. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Three Months Ended September 30, 2017	Residential Real Estate	Investor Real Estate	Commercial Real Estate	Commercial Construction	Commercial Business	Home Equity	Consumer	Total
Allowance for credit losses:
Beginning balance	$544,557	$64,471	$1,312,158	$26,987	$343,094	$64,661	$1,600	$2,357,528
Charge-offs	(8,907)	(11,044)	-	-	-	-	(486)	(20,437)
Recoveries	-	12,822	-	-	206	-	872	13,900
Provision for credit losses	(7,362)	(13,994)	48,275	(14,913)	(16,170)	(2,091)	126,255	120,000
Ending balance	$528,288	$52,255	$1,360,433	$12,074	$327,130	$62,570	$128,241	$2,470,991

Six Months Ended September 30, 2017	Residential Real Estate	Investor Real Estate	Commercial Real Estate	Commercial Construction	Commercial Business	Home Equity	Consumer	Total
Allowance for credit losses:
Beginning balance	$553,539	$35,275	$1,375,894	$9,031	$149,461	$70,071	$1,544	$2,194,815
Charge-offs	(8,907)	(15,122)	-	-	-	-	(486)	(24,515)
Recoveries	-	18,129	-	-	381	-	2,181	20,691
Provision for credit losses	(16,344)	13,973	(15,461)	3,043	177,288	(7,501)	125,002	280,000
Ending balance	$528,288	$52,255	$1,360,433	$12,074	$327,130	$62,570	$128,241	$2,470,991

Allowance allocated to:
Legacy Loans:
Individually evaluated for impairment	$270,329	$-	$-	$-	$-	$-	$-	$270,329
Collectively evaluated for impairment	257,959	52,255	1,360,433	12,074	327,130	62,570	128,241	2,200,662

Acquired Loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	-	-	-	-	-	-	-

HAMILTON BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

Three Months Ended September 30, 2016	Residential Real Estate	Investor Real Estate	Commercial Real Estate	Commercial Construction	Commercial Business	Home Equity	Consumer	Total
Allowance for credit losses:
Beginning balance	$483,892	$204,216	$910,760	$27,833	$187,435	$81,058	$1,778	$1,896,972
Charge-offs	-	(15,622)	-	-	-	-	-	(15,622)
Recoveries	-	3,172	-	-	6,712	-	1,128	11,012
Provision for credit losses	(21,977)	(79,027)	180,121	(14,741)	(20,256)	7,211	(1,325)	50,006
Ending balance	$461,915	$112,739	$1,090,881	$13,092	$173,891	$88,269	$1,581	$1,942,368

Six Months Ended September 30, 2016	Residential Real Estate	Investor Real Estate	Commercial Real Estate	Commercial Construction	Commercial Business	Home Equity	Consumer	Total
Allowance for credit losses:
Beginning balance	$259,895	$168,132	$901,768	$42,377	$228,199	$82,012	$19,982	$1,702,365
Charge-offs		(44,322)	-	-	(1,521)	-	(1,280)	(47,123)
Recoveries		3,172	-	-	22,031	-	1,917	27,120
Provision for credit losses	202,020	(14,243)	189,113	(29,285)	(74,818)	6,257	(19,038)	260,006
Ending balance	$461,915	$112,739	$1,090,881	$13,092	$173,891	$88,269	$1,581	$1,942,368

Allowance allocated to:
Legacy Loans:
Individually evaluated for impairment	$288,800	$-	$-	$-	$-	$-	$-	$288,800
Collectively evaluated for impairment	173,115	112,739	1,090,881	13,092	173,891	88,269	1,581	1,653,568

Acquired Loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	-	-	-	-	-	-	-

Our recorded investment in loans at September 30, 2017 and 2016 related to each balance in the allowance for probable loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

September 30, 2017	Residential Real Estate	Investor Real Estate	Commercial Real Estate	Commercial Construction	Commercial Business	Home Equity	Consumer	Total
Legacy Loans:
Individually evaluated for impairment	$1,684,871	$5,294	$4,707,655	$-	$702,352	$22,564	$-	$7,122,736
Collectively evaluated for impairment	73,121,605	9,622,035	90,250,315	2,081,647	33,340,191	13,641,850	20,178,064	242,235,707
Ending balance	$74,806,476	$9,627,329	$94,957,970	$2,081,647	$34,042,543	$13,664,414	$20,178,064	$249,358,443

Acquired Loans:
Individually evaluated for impairment	$1,260,264	$210,988	$201,573	$-	$-	$-	$64,237	$1,737,062
Collectively evaluated for impairment	76,403,162	18,212,904	11,912,984	1,058,534	1,668,783	6,459,424	838,003	116,553,794
Ending balance	$77,663,426	$18,423,892	$12,114,557	$1,058,534	$1,668,783	$6,459,424	$902,240	$118,290,856

September 30, 2016	Residential Real Estate	Investor Real Estate	Commercial Real Estate	Commercial Construction	Commercial Business	Home Equity	Consumer	Total
Legacy Loans:
Individually evaluated for impairment	$1,950,209	$33,547	$2,658,132	$-	$809,535	$13,998	$10,250	$5,475,671
Collectively evaluated for impairment	47,475,428	10,885,747	88,428,720	999,407	15,401,007	13,413,378	2,653,488	179,257,175
Ending balance	$49,425,637	$10,919,294	$91,086,852	$999,407	$16,210,542	$13,427,376	$2,663,738	$184,732,846

Acquired Loans:
Individually evaluated for impairment	$951,096	$342,739	$208,065	$-	$-	$9,413	$39,375	$1,550,688
Collectively evaluated for impairment	90,577,460	21,733,810	17,171,845	1,797,272	2,133,711	8,986,797	969,087	143,369,982
Ending balance	$91,528,556	$22,076,549	$17,379,910	$1,797,272	$2,133,711	$8,996,210	$1,008,462	$144,920,670

HAMILTON BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

Past due loans, segregated by age and class of loans, as of and for the six months ended September 30, 2017 and as of and for the year ended March 31, 2017, were as follows:

	September 30, 2017			March 31, 2017
	Legacy	Acquired	Total	Legacy	Acquired	Total
Current	$242,532,335	$117,429,115	$359,961,450	$207,328,184	$128,769,860	$336,098,044
Accruing past due loans:
30-59 days past due:
Real estate loans:
Residential	1,138,070	249,207	1,387,277	69,618	-	69,618
Investor	-	-	-	320,971	-	320,971
Commercial	-	-	-	-	-	-
Commercial construction	-	-	-	113,603	-	113,603
Commercial business	-	-	-	-	-	-
Home equity loans	5,307	-	5,307	-	-	-
Consumer	186,394	-	186,394	-	-	-
Total 30-59 days past due	1,329,771	249,207	1,578,978	504,192	-	504,192

60-89 days past due:
Real estate loans:
Residential	29,379	128,203	157,582	74,631	-	74,631
Investor	-	54,801	54,801	-	-	-
Commercial	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-
Home equity loans	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total 60-89 days past due	29,379	183,004	212,383	74,631	-	74,631

90 or more days past due:
Real estate loans:
Residential	-	-	-	-	-	-
Investor	330,098	78,349	408,447	-	21,030	21,030
Commercial	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-
Home equity loans	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total 90 or more days past due	330,098	78,349	408,447	-	21,030	21,030
Total accruing past due loans	1,689,248	510,560	2,199,808	578,823	21,030	599,853

Non-accruing loans:
Real estate loans:
Residential	409,451	351,181	760,632	426,354	248,663	675,017
Investor	5,293		5,293	13,976	57,131	71,107
Commercial	4,707,655	-	4,707,655	1,546,812	-	1,546,812
Commercial construction	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-
Home equity loans	14,461	-	14,461	3,397	-	3,397
Consumer	-	-	-	-	5,602	5,602
Non-accruing loans:	5,136,860	351,181	5,488,041	1,990,539	311,396	2,301,935
Total Loans	$249,358,443	$118,290,856	$367,649,299	$209,897,546	$129,102,286	$338,999,832

Nonaccrual interest not accrued:
Real estate loans:
Residential	$7,378	$38,148	$45,526	$6,460	$35,177	$41,637
Investor	5,914	-	5,914	6,982	23,293	30,275
Commercial	-	-	-	109,818	-	109,818
Commercial construction	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-
Home equity loans	49	-	49	66	-	66
Consumer	-	-	-	-	317	317
Total nonaccrual interest not accrued	$13,341	$38,148	$51,489	$123,326	$58,787	$182,113

HAMILTON BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

Impaired Loans as of and for the six months ended September 30, 2017 and as of and for the year ended March 31, 2017, was as follows:

	Impaired Loans at September 30, 2017			Three months ended September 30, 2017		Six months ended September 30, 2017
	Unpaid
	Contractual			Average	Interest	Average	Interest
	Principal	Recorded	Related	Recorded	Income	Recorded	Income
Legacy:	Balance	Investment	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Real estate loans:
Residential	$515,922	$379,988	$-	$384,968	$321	$387,950	$967
Investor	9,909	5,294		5,344	-	5,451	-
Commercial	6,594,464	4,707,655	-	4,707,655	-	4,712,233	1,077
Commercial construction	-	-	-	-	-	-	-
Commercial business	1,109,333	702,352	-	710,139	24,086	725,401	49,238
Home equity loans	48,781	22,564	-	22,997	77	23,611	240
Consumer	-	-	-	-	-	-	-
With an allowance recorded:
Real estate loans:
Residential	1,332,333	1,304,883	270,329	1,316,635	12,748	1,317,648	25,550
Investor	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Home equity loans	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total legacy impaired	9,610,742	7,122,736	270,329	7,147,738	37,232	7,172,294	77,072

Acquired (1):
With no related allowance recorded:
Real estate loans:
Residential	1,447,903	1,260,264	-	1,271,653	14,444	1,277,955	27,264
Investor	210,983	210,988	-	213,788	2,999	206,636	6,810
Commercial	251,573	201,573	-	202,395	1,900	203,121	3,813
Commercial construction	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Home equity loans	42,927	-	-	-	313	-	600
Consumer	101,550	64,237	-	64,832	1,356	65,271	3,126
With an allowance recorded:
Real estate loans:
Residential	-	-	-	-	-	-	-
Investor	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Home equity loans	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total acquired impaired	2,054,936	1,737,062	-	1,752,668	21,012	1,752,983	41,613
Total impaired	$11,665,678	$8,859,798	$270,329	$8,900,406	$58,244	$8,925,277	$118,685

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

HAMILTON BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

	Impaired Loans at September 30, 2016			Three months ended September 30, 2016		Six months ended September 30, 2016
	Unpaid
	Contractual			Average	Interest	Average	Interest
	Principal	Recorded	Related	Recorded	Income	Recorded	Income
Legacy:	Balance	Investment	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Real estate loans:
Residential	$730,391	$596,725	$-	$595,865	$5,448	$582,387	$16,431
Investor	170,630	33,547		33,972	-	34,564	5,434
Commercial	3,433,621	2,658,132	-	2,658,132	-	2,679,137	60,987
Commercial construction	-	-	-	-	-	-	-
Commercial business	1,253,032	809,535	-	821,588	26,896	839,145	36,203
Home equity loans	38,383	13,998	-	14,443	70	15,178	957
Consumer	10,250	10,250	-	10,250	-	10,302	44
With an allowance recorded:
Real estate loans:
Residential	1,379,853	1,353,484	288,800	1,357,043	13,195	1,360,941	28,319
Investor	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Home equity loans	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total legacy impaired	7,016,160	5,475,671	288,800	5,491,293	45,609	5,521,654	148,375

Acquired (1):
With no related allowance recorded:
Real estate loans:
Residential	1,099,011	951,096	-	954,269	8,792	769,990	25,143
Investor	702,399	342,739	-	344,780	3,769	358,806	13,525
Commercial	258,065	208,065	-	208,597	1,949	209,656	3,909
Commercial construction	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Home equity loans	58,666	9,413	-	9,741	684	7,306	1,938
Consumer	69,584	39,375	-	40,136	1,026	41,189	3,598
With an allowance recorded:
Real estate loans:
Residential	-	-	-	-	-	-	-
Investor	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Home equity loans	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total acquired impaired	2,187,725	1,550,688	-	1,557,523	16,220	1,386,947	48,113
Total impaired	$9,203,885	$7,026,359	$288,800	$7,048,816	$61,829	$6,908,601	$196,488

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

HAMILTON BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

The following table documents changes in the carrying amount of acquired impaired loans (Purchased Credit Impaired or “PCI”) for the six months ended September 30, 2017 and 2016, along with the outstanding balance at the end of the period:

	September 30, 2017	September 30, 2016

Recorded investment at beginning of period	$1,341,935	$919,729
Fair value of loans acquired during the year	-	1,027,518
Accretion	725	13,543
Reductions of payments	(113,688)	(223,340)
Recorded investment at end of period	$1,228,972	$1,737,450
Outstanding principal balance at end of period	$1,549,586	$2,335,515

A summary of changes in the accretable yield for PCI loans for the six months ended September 30, 2017 and 2016 is as follows:

	September 30, 2017	September 30, 2016

Accretable yield at beginning of period	$59,639	$32,629
Addition from acquisition	-	55,046
Accretion	(725)	(13,543)
Reclassification from nonaccretable difference	-	-
Accretable yield at end of period	$58,914	$74,132

During the three months ended September 30, 2017 and 2016, accretion income on PCI loans was $1,085 and $7,016, respectively. There were no additions to the accretable yields during those respective three-month periods.

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

A summary of TDRs at September 30, 2017 and March 31, 2017 follows:

	Number of
September 30, 2017	contracts	Performing	Nonperforming	Total
Real estate loans:
Residential	14	$1,246,041	$284,757	$1,530,798
Investor	-	-	-	-
Commercial	2	-	1,546,812	1,546,812
Commercial construction	-	-	-	-
Commercial business	1	608,769	-	608,769
Home equity loans	-	-	-	-
Consumer	-	-	-	-
	17	$1,854,810	$1,831,569	$3,686,379

HAMILTON BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

	Number of
March 31, 2017	contracts	Performing	Nonperforming	Total
Real estate loans:
Residential	13	$1,261,603	$294,968	$1,556,571
Investor	-	-	-	-
Commercial	2	-	1,546,812	1,546,812
Commercial construction	-	-	-	-
Commercial business	1	643,999	-	643,999
Home equity loans	-	-	-	-
Consumer	-	-	-	-
	16	$1,905,602	$1,841,780	$3,747,382

The following table presents the number of contracts and the dollar amount of TDRs that were added during the six-month periods ended September 30, 2017 and 2016. There were no new TDRs reported for the three-month periods ended September 30, 2017 and 2016. The amount shown reflects the outstanding loan balance at the time of the modification. There are no commitments to extend credit under existing TDRs as of September 30, 2017.

Loans Modified as a TDR for the six months ended
	September 30, 2017		September 30, 2016
	Number of	Outstanding recorded	Number of	Outstanding recorded
Troubled Debt Restructurings	contracts	investment	contracts	investment

Real estate loans:
One-to four-family	1	$1,931	11	$712,786

The following table represents loans that were modified as TDRs within the previous 12 months and have subsequently defaulted in the six months ended September 30, 2016. There were no TDRs that defaulted in the three months ended September 30, 2017 and 2016 or the six months ended September 30, 2017. Payment default under a TDR is defined as any TDR that is 90 days or more past due since the loan was modified or the inability of the TDR to make the required payment subsequent to the modification.

	Defaulted during the six months ended September 30, 2017		Defaulted during the six months ended September 30, 2016
	Number of	Recorded	Number of	Recorded
TDR Loan Type	Contracts	Investment	Contracts	Investment
One-to four-family	-	$-	11	$247,822

The one-to four-family TDR loans that defaulted during the six months ended September 30, 2016 represents several loans to one borrower for non-owner occupied residential real estate properties. The recorded investment reflects a write-down of the recorded investment amounts of $451,000 during the quarter ended June 30, 2016. This write-down was recorded through an adjustment to goodwill based upon information that we were unaware of at time of acquisition. Had we been aware of the information at acquisition, we would have identified these loans as impaired at the time of acquisition.

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

HAMILTON BANCORP, INC. AND SUBSIDIARY
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

The Bank utilizes a risk grading matrix to assign a risk grade to each of its loans. A description of the overall characteristics of loans characterized as watch list or classified is as follows:

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

HAMILTON BANCORP, INC. AND SUBSIDIARY
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

The following tables present the September 30, 2017 and March 31, 2017, balances of classified loans based on the risk grade. Classified loans include Special Mention, Substandard, Doubtful, and Loss loans. The Bank had no loans classified as Doubtful or Loss as of September 30, 2017 or March 31, 2017.

	September 30, 2017			March 31, 2017
	LEGACY	ACQUIRED	TOTAL	LEGACY	ACQUIRED	TOTAL
Risk Rating:
Rating - Pass:
Real estate loans:
Residential	$71,978,910	$75,369,389	$147,348,299	$71,721,341	$81,228,457	$152,949,798
Investor	9,627,329	18,423,892	28,051,221	6,728,493	18,151,533	24,880,026
Commercial	87,129,337	10,496,227	97,625,564	84,789,748	13,387,987	98,177,735
Commercial construction	2,081,647	1,058,534	3,140,181	1,881,541	1,308,652	3,190,193
Commercial Business	33,948,960	1,668,783	35,617,743	19,376,763	2,019,337	21,396,100
Home Equity	13,641,850	6,342,669	19,984,519	13,269,478	7,133,164	20,402,642
Consumer	20,178,064	867,753	21,045,817	2,258,836	896,022	3,154,858
Total Pass	238,586,097	114,227,247	352,813,344	200,026,200	124,125,152	324,151,352

Rating - Special Mention:
Real estate loans:
Residential	2,537,371	1,225,785	3,763,156	1,499,436	1,724,987	3,224,423
Investor	-	-	-	-	408,803	408,803
Commercial	3,120,978	1,205,769	4,326,747	6,329,129	1,305,692	7,634,821
Commercial construction	-	-	-	-	-	-
Commercial Business	-	-	-	-	-	-
Home Equity	-	116,755	116,755	-	132,977	132,977
Consumer	-	-	-	-	788	788
Total Special Mention	5,658,349	2,548,309	8,206,658	7,828,565	3,573,247	11,401,812

Rating - Substandard:
Real estate loans:
Residential	290,195	1,068,252	1,358,447	331,976	938,945	1,270,921
Investor	-	-	-	13,976	219,308	233,284
Commercial	4,707,655	412,561	5,120,216	1,546,812	204,844	1,751,656
Commercial construction	-	-	-	-	-	-
Commercial Business	93,583	-	93,583	141,266	-	141,266
Home Equity	22,564	-	22,564	8,751	-	8,751
Consumer	-	34,487	34,487	-	40,790	40,790
Total - Substandard	5,113,997	1,515,300	6,629,297	2,042,781	1,403,887	3,446,668

Rating - Doubtful	-	-	-	-	-	-
Rating - Loss	-	-	-	-	-	-
TOTAL LOANS	$249,358,443	$118,290,856	$367,649,299	$209,897,546	$129,102,286	$338,999,832

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

The Bank’s maximum exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the credit commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. The Bank has established an off-balance sheet reserve for potential losses associated with any outstanding commitment or unused line of credit. The off-balance sheet reserve is a percentage of the outstanding commitment or unused line of credit that is based upon a discounted charge-off history associated with each respective loan segment. The reserve at September 30, 2017 and March 31, 2017 totaled $68,500 and $55,000, respectively. At September 30, 2017, management is not aware of any accounting loss to be incurred by funding these loan commitments now.

The Bank had the following outstanding commitments and unused lines of credit as of September 30, 2017 and March 31, 2017:

	September 30,	March 31,
	2017	2017

Unused commercial lines of credit	$14,829,684	$10,733,345
Unused home equity lines of credit	22,387,077	22,993,289
Unused consumer lines of credit	29,555	1,110,155
Residential mortgage loan commitments	-	-
Residential construction loan commitments	8,172,473	8,047,156
Commercial construction loan commitments	13,969,957	7,091,564
Home equity loan commitments	450,000	84,000
Commercial & Industrial loan commitments	2,300,000	1,089,218
Standby letters of credit	226,655	472,354

Note 7:	Goodwill and Other Intangible Assets

The Company’s intangible assets (goodwill and core deposit intangible) at September 30, 2017 consists of assets recorded in December 2009 associated with the acquisition of a branch office in Pasadena, Maryland and the acquisitions of Fairmount and Fraternity in September 2015 and May 2016, respectively. Only the goodwill related to the branch office acquisition in the amount of $2.7 million is deductible for tax purposes. We evaluate goodwill and other intangible assets for impairment on an annual basis. The core deposit intangible asset is being amortized straight-line over a life of eight years.

HAMILTON BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

The following table presents the changes in the net book value of intangible assets for the six months ended September 30, 2017 and 2016:

		Core deposit
	Goodwill	intangible

Balance March 31, 2016	$6,767,811	$618,300
Additions (1)	1,936,142	242,020
Post acquisition adjustments	(81,524)	-
Amortization expense	-	(57,990)
Balance September 30, 2016	$8,622,429	$802,330

		Core deposit
	Goodwill	intangible
Balance March 31, 2017	$8,563,530	$739,298
Amortization expense	-	(63,032)
Balance September 30, 2017	$8,563,530	$676,266

(1) -	Additions to intangible assets are related to acquisition of Fraternity Community.

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

At September 30, 2017, future expected annual amortization associated with the core deposit intangible is as follows:

Year ending March 31,	Amount

2018	$63,037
2019	126,070
2020	123,737
2021	98,070
2022	98,070
2023	98,070
2024	64,169
2025	5,043
$676,266

Note 8:	Derivative – Interest Rate Swap Agreement

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. The Company posted $746,000 and $392,000 under collateral arrangements as of September 30, 2017 and March 31, 2017, respectively, to satisfy collateral requirements associated with the risk exposure associated with all interest rate swap agreements.

HAMILTON BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

Interest Rate SWAPS Designated as Cash Flow Hedges

During fiscal 2017, the Company entered into several interest rate swaps that were designated as cash flow hedges. The interest rate swaps have notional amounts totaling $11.6 million as of September 30, 2017 and were designated as cash flow hedges of certain Federal Home Loan Bank advances. The purpose of the cash flow hedges is to match-fund longer-term assets with longer-term borrowings to reduce potential interest rate risk and cost by swapping a variable rate borrowing for a fixed rate borrowing. The aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value associated with the effective portion recorded in other comprehensive income (loss) and the ineffective portion recorded in other non-interest income. The cash flow hedges were determined to be ineffective during the quarter ended September 30, 2017. As such, a total of $3,679 of ineffectiveness has been reported in net income (loss) for that quarter.

Summary information about the interest rate swaps designated as cash flow hedges as of year-end is as follows:

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
	$11,550,000

Interest expense recorded on the swap transactions totaled $32,048 and $68,898 for the three and six months ended September 30, 2017, respectively and is reported as a component of interest expense on FHLB Advances.

The following table reflects cash flow hedges included in the Consolidated Statements of Financial Condition as of September 30, 2017 and March 31, 2017:

	September 30, 2017		March 31, 2017
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value

Included in liabilities:
Interest rate swaps related to FHLB Advances	$11,550,000	$(186,917)	$11,550,000	$(83,634)

The following table presents the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Income relating to the cash flow derivative instruments for the three and six-month periods ended September 30, 2017:

Six-Month and Period Ended September 30, 2017
	Amount of Gain	Amount of Gain	Amount of Gain
	(Loss) Recognized	(Loss) Reclassified	(Loss) Recognized in
	in OCI	from OCI to	Other Noninterest Income
	(Effective Portion)	Interest Income	(Ineffective Portion)

Interest Rate Contracts	$(183,238)	$-	$(3,679)

HAMILTON BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

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

During the second quarter of fiscal 2016, the Company entered into the interest rate swap agreement with a $3.3 million notional amount to convert a fixed rate commercial real estate loan at 3.99% into a variable rate for a term of approximately 10 years. The notional amount of the interest rate swap and the offsetting commercial real estate loan were $3.1 million at September 30, 2017. The derivative is designated as a fair value hedge.

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

The fair value hedge is summarized below:

	September 30, 2017			March 31, 2017
	Notional Amount	Principal Amount	Fair Value	Notional Amount	Principal Amount	Fair Value
Included in loans and leases:
Commercial real estate loan	$-	$3,134,403	$3,171,879	$-	$3,175,044	$3,201,691

Included in other liabilities:
Interest rate swap	$3,134,403	-	$37,476	$3,175,044	-	$26,647

No gain or loss was recognized in earnings with respect to the interest rate swap for the three or six months ended September 30, 2017 and 2016 due to the fact the gain or increase in the fair value of the commercial real estate loan was offset by the loss or decrease in the fair value of the interest rate swap.

Note 9:	Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively:

	September 30, 2017		March 31, 2017
	Amount	% of Total	Amount	% of Total
Savings	$43,545,886	11%	$44,614,415	11%
Noninterest-bearing checking	27,903,885	7%	30,401,454	7%
Interest-bearing checking	24,485,975	6%	26,415,189	7%
Money market accounts	61,754,625	16%	62,962,902	15%
Time deposits	235,867,611	60%	247,632,742	60%
	$393,557,982	100%	$412,026,702	100%
Premium on deposits asssumed	597,876		829,072
Total deposits	$394,155,858		$412,855,774

HAMILTON BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

Note 10:	Lines of Credit and Federal Home Loan Bank Advances

The Bank may borrow up to $5,000,000 from a correspondent bank under a secured federal funds line of credit and $1,000,000 under an unsecured federal funds line of credit. The Bank would be required to pledge investment securities to draw upon the secured line of credit. There were no borrowings under these lines of credit at September 30, 2017 and March 31, 2017. The Bank also maintains a note payable on an automobile purchased during fiscal 2017. The original amount of the note was $28,805 with an interest rate of 1.95% for 36 months. The balance of the note at September 30, 2017 and March 31, 2017 is $22,568 and $27,250, respectively.

Borrowings consist of advances from the Federal Home Loan Bank (FHLB). The Bank may borrow up to 25 percent of its assets under a line of credit agreement with the FHLB. Advances under the line of credit are secured by certain loans owned by the Bank. At September 30, 2017 and March 31, 2017, the Bank had $75.3 million and $88.2 million, respectively, of available credit from the FHLB. Advances are limited by the balance of loans available for pledge. The amount of loans that were deemed eligible to pledge as collateral totaled $153.0 million at September 30, 2017 and $159.1 million at March 31, 2017. As a condition of obtaining the line of credit from the FHLB, the FHLB also requires the Bank purchase shares of capital stock in the FHLB. Information relating to borrowings at September 30, 2017 and March 31, 2017 is presented below.

	September 30, 2017			March 31, 2017
	Amount	Rate	Maturity Date	Amount	Rate	Maturity Date
FHLB advance (1)	$5,550,000	1.17%	12/11/2017	$5,550,000	0.94%	6/9/2017
FHLB advance (2)	6,000,000	1.19%	12/29/2017	6,000,000	0.93%	6/29/2017
FHLB advance	1,500,000	3.23%	11/24/2017	1,000,000	4.24%	7/31/2017
FHLB advance	1,500,000	3.40%	11/27/2017	5,000,000	4.28%	7/31/2017
FHLB advance	1,000,000	1.18%	11/30/2017	1,000,000	4.01%	8/21/2017
FHLB advance	1,000,000	2.60%	7/2/2018	1,000,000	0.91%	8/31/2017
FHLB advance	1,000,000	3.05%	7/3/2018	1,500,000	3.23%	11/24/2017
FHLB advance	5,000,000	3.94%	7/23/2018	1,500,000	3.40%	11/27/2017
FHLB advance	1,000,000	1.28%	7/31/2018	1,000,000	2.60%	7/2/2018
FHLB advance	1,000,000	1.40%	8/21/2018	1,000,000	3.05%	7/3/2018
FHLB advance	3,000,000	1.41%	8/27/2018	5,000,000	3.94%	7/23/2018
FHLB advance	4,000,000	1.30%	8/27/2018	5,000,000	3.38%	9/19/2018
FHLB advance	5,000,000	3.38%	9/19/2018	1,000,000	2.60%	10/2/2018
FHLB advance	1,000,000	2.60%	10/2/2018	-	-	-
FHLB advance	3,000,000	1.38%	7/31/2019	-	-	-
FHLB advance	3,000,000	1.59%	8/26/2019	-	-	-
FHLB advance	3,000,000	1.34%	8/26/2019	-	-	-
FHLB advance	3,000,000	1.42%	8/26/2019	-	-	-
FHLB advance	3,000,000	1.48%	8/25/2021	-	-	-
Note payable - auto	22,568	1.95%	2/17/2020	27,250	1.95%	2/17/2020
	52,572,568			35,577,250
Premium on borrowings assumed	284,850			547,649
Total FHLB borrowings	$52,857,418			$36,124,899

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

HAMILTON BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

Note 11:	Regulatory Capital Ratios

Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations for banks, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.

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

Under the revised prompt corrective action requirements, as of January 1, 2015, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a Common Equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8%; (3) a Total risk-based capital ratio of 10% and (4) a Tier 1 leverage ratio of 5%. As of September 30, 2017, the Bank met all capital adequacy requirements under the Basel III Capital Rules to be considered “well capitalized” under prompt corrective action rules.

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

HAMILTON BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

The following table presents actual and required capital ratios as of September 30, 2017 and March 31, 2017 for Hamilton Bank under the Basel III Capital Rules. The required capital levels shown for the Company are not currently applicable to the Company because it has less than $1 billion in consolidated assets. The minimum required capital amounts presented include the minimum required capital levels as of January 1, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules are fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital
			Required - Basel III		Required - Basel III		To be well
	Actual		Phase-In Schedule		Fully Phased-In		capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017 (dollars in thousands)

Common equity tier 1 capital (to risk-weighted assets)
Hamilton Bank	$41,438	11.32%	$21,055	5.750%	$25,633	7.00%	$23,802	6.50%
Hamilton Bancorp	49,725	13.53%	21,135	5.750%	25,730	7.00%	23,892	6.50%
Total risk-based capital (to risk-weighted assets)
Hamilton Bank	43,977	12.01%	33,872	9.250%	38,449	10.50%	35,618	10.00%
Hamilton Bancorp	52,264	14.22%	34,000	9.250%	38,595	10.50%	36,757	10.00%
Tier 1 capital (to risk-weighted assets)
Hamilton Bank	41,438	11.32%	26,548	7.250%	31,125	8.50%	29,295	8.00%
Hamilton Bancorp	49,725	13.53%	26,649	7.250%	31,243	8.50%	29,406	8.00%
Tier 1 capital (to adjusted total assets)
Hamilton Bank	41,438	8.38%	19,783	4.000%	19,783	4.00%	24,729	5.00%
Hamilton Bancorp	49,725	9.96%	19,968	4.000%	19,968	4.00%	24,960	5.00%

(1) - Under prompt corrective action

			Minimum Capital		Minimum Capital
			Required - Basel III		Required - Basel III		To be well
	Actual		Phase-In Schedule		Fully Phased-In		capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017 (dollars in thousands)

Common equity tier 1 capital (to risk-weighted assets)
Hamilton Bank	$40,084	12.13%	$18,996	5.750%	$23,126	7.00%	$21,474	6.50%
Hamilton Bancorp	48,318	14.56%	19,078	5.750%	23,225	7.00%	21,566	6.50%
Total risk-based capital (to risk-weighted assets)
Hamilton Bank	42,334	12.81%	30,559	9.250%	34,689	10.50%	33,037	10.00%
Hamilton Bancorp	50,568	15.24%	30,690	9.250%	34,838	10.50%	33,179	10.00%
Tier 1 capital (to risk-weighted assets)
Hamilton Bank	40,084	12.13%	23,952	7.250%	28,081	8.50%	26,429	8.00%
Hamilton Bancorp	48,318	14.56%	24,055	7.250%	28,202	8.50%	26,543	8.00%
Tier 1 capital (to adjusted total assets)
Hamilton Bank	40,084	8.28%	19,365	4.000%	19,365	4.00%	24,207	5.00%
Hamilton Bancorp	48,318	9.96%	19,402	4.000%	19,402	4.00%	24,253	5.00%

(1) - Under prompt corrective action

HAMILTON BANCORP, INC. AND SUBSIDIARY
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

Failure to meet the capital requirements could affect, among other things, the Bank's ability to accept brokered deposits and may significantly affect the operations of the Bank. During the quarter ended December 31, 2016, the Company transferred $3.0 million in cash down to the Bank as capital to increase the Bank’s lending capacity and enhance the Bank’s capital ratios after falling below the Bank’s self-imposed internal minimum capital level of 8% in the quarter prior.

In its regulatory report filed as of September 30, 2017, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. Management is not aware of any events that would have caused this classification to change. Management has no plans that should change the classification of the capital adequacy.

Note 12:	Stock Based Compensation

In November 2013, the Company’s shareholders approved a new Equity Incentive Plan (the “2013 Equity Incentive Plan’’). The 2013 Equity Incentive Plan allows for up to 148,120 shares to be issued to employees, executive officers or Directors in the form of restricted stock, and up to 370,300 shares to be issued to employees, executive officers or Directors in the form of stock options. At September 30, 2017, there were 83,900 restricted stock awards issued and outstanding and 247,850 stock option awards granted under the 2013 Equity Incentive Plan.

Stock Options:

Under the above plan, the exercise price for stock options is the market price at date of grant. The maximum option term is ten years and the options granted shall vest in five equal annual installments of 20% with the first installment becoming exercisable on the first anniversary of the date of grant and succeeding installments on each anniversary thereafter. The Company plans to issue new shares to satisfy share option exercises. The total expense that has been incurred for the stock option plan was $57,392 and $114,784 for the three and six months ended months ended September 30, 2017 and $52,302 and $104,605 for the three and six months ended September 30, 2016, respectively.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical data. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted represents the period that options granted are expected to be outstanding, which considers that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury rate equal to the expected term of the option in effect at the time of the grant.

The fair value of options granted to date was determined using the following weighted-average assumptions as of grant date.

Grant Date	Number of Options Granted	Risk Free Interest Rate	Expected Term (in years)	Expected Stock Price Volatility	Dividend Yield	Fair Value of Options Granted

February 3, 2014	225,150	2.07%	7.0	27.30%	0.00%	$4.65
November 1, 2016	19,000	1.61%	7.0	27.17%	0.00%	$4.35
February 3, 2017	3,700	2.27%	7.0	27.26%	0.00%	$5.18

HAMILTON BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

The following tables summarize the Company’s stock option activity and related information for the periods ended:

Six months ended Septemeber 30, 2017:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at April 1, 2017	242,350	$13.84	7.1
Granted	-	-	-
Exercised	-	-	-
Forfeited, exchanged or expired	-	-	-
Outstanding at June 30, 2017	242,350	$13.84	6.6

Vested at September 30, 2017	131,790	$13.85	6.3

Fiscal year ended March 31, 2017:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at April 1, 2016	219,650	$13.85	7.8
Granted	22,700	13.78	10.0
Exercised	-	-	-
Forfeited, exchanged or expired	-	-	-
Outstanding at March 31, 2017	242,350	$13.84	7.1

Vested at March 31, 2017	131,790	$13.85	6.8

As of September 30, 2017, there was $363,056 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.9 years. The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $14.70 at September 30, 2017, the options outstanding had an intrinsic value of $209,503.

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

The following table presents a summary of the activity in the Company’s restricted stock for the periods ended:

		Weighted-Average
September 30, 2017:	Shares	Fair Value
Nonvested shares at April 1, 2017	36,220	$13.76
Granted	-	-
Vested	(80)	14.00
Forfeited	-	-
Nonvested shares at September 30, 2017	36,140	$13.76

Fair Value of shares vested at September 30, 2017	$702,072

HAMILTON BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

		Weighted-Average
March 31, 2017:	Shares	Fair Value
Nonvested shares at April 1, 2016	50,600	$13.76
Granted	2,000	13.93
Vested	(16,380)	13.78
Forfeited	-	-
Nonvested shares at March 31, 2017	36,220	$13.76

Fair Value of shares vested at March 31, 2017	$731,888

The Company recorded restricted stock awards expense of $57,819 and $115,638 during the three and six months ended September 30, 2017 and $56,426 and $112,853 during the three and six months ended September 30, 2016, respectively. As of September 30, 2017, there was $341,083 of total unrecognized compensation cost related to nonvested shares granted under the 2013 stock incentive plan. The cost is expected to be recognized over a weighted-average period of 1.6 years.

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

HAMILTON BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

Fair value measurements on a recurring basis

Securities available for sale – If quoted prices are available in an active market for identical assets, securities are classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. As of September 30, 2017, and March 31, 2017, the Bank has categorized its investment securities available for sale as follows:

	Level 1	Level 2	Level 3
September 30, 2017	inputs	inputs	inputs	Total

U.S. government agencies	$-	$2,744,435	$-	$2,744,435
Municipal bonds	-	12,746,294	1,902,453	14,648,747
Corporate bonds		2,950,506	-	2,950,506
Mortgage-backed securities	-	70,694,161	2,353	70,696,514
Total investment securities available for sale	$-	$89,135,396	$1,904,806	$91,040,202

	Level 1	Level 2	Level 3
March 31, 2017	inputs	inputs	inputs	Total

U.S. government agencies	$-	$3,512,303	$-	$3,512,303
Municipal bonds	-	14,239,526	1,928,313	16,167,839
Corporate bonds		1,916,522	-	1,916,522
Mortgage-backed securities	-	80,829,991	2,473	80,832,464
Total investment securities available for sale	$-	$100,498,342	$1,930,786	$102,429,128

Derivative – Interest rate swap agreement – Our methodology consists of a discounted cash flow model where all future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date. The yield curve utilized for discounting and projecting is built by obtaining publicly available third-party market quotes. As of September 30, 2017, and March 31, 2017, the bank has categorized its interest rate swap and related loan as follows:

	Level 1	Level 2	Level 3
September 30, 2017	inputs	inputs	inputs	Total

Loans - Commercial real estate loan	$-	$3,171,879	$-	$3,171,879
Derivative - Interest rate swap designated as fair value hedge	-	(37,476)	-	(37,476)
Derivatives - Interest rate swaps designated as cash flow hedge	-	(186,917)	-	(186,917)

	Level 1	Level 2	Level 3
March 31, 2017	inputs	inputs	inputs	Total

Loans - Commercial real estate loan	$-	$3,201,691	$-	$3,201,691
Derivative - Interest rate swap designated as fair value hedge	-	(26,647)	-	(26,647)
Derivatives - Interest rate swaps designated as cash flow hedge	-	(83,634)	-	(83,634)

The following table presents the valuation and unobservable inputs for Level 3 assets measured at fair value on a recurring basis at September 30, 2017:

		Valuation	Unobservable	Range of
Description	Fair Value	Methodology	Inputs	Inputs

Investment securities	$1,904,806	3rd party valuation	Discount to reflect current market conditions	0.00%	-	10.00%

HAMILTON BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

The following table presents a reconciliation of the investments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	September 30, 2017	March 31, 2017
Balance, beginning of year	$1,930,786	$1,898,640

Transfers in:
Municipal bonds	-	1,928,313
Mortgage-backed securities	-	2,473
Corporate bonds	-	-

Transfers out:
Corporate bonds	-	1,898,640

Change in valuation	(25,980)	-

Balance, end of period	$1,904,806	$1,930,786

Fair value measurements on a nonrecurring basis

Impaired Loans - The Bank has measured impairment generally based on the fair value of the loan's collateral. Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of September 30, 2017, and March 31, 2017, the fair values consist of loan balances of $8,859,798 and $5,657,048 that have been written down by $270,329 and $285,359, respectively, because of specific loan loss allowances.

Foreclosed real estate – The Bank's foreclosed real estate is measured at the lower of carrying value or fair value less estimated cost to sell. At September 30, 2017, and March 31, 2017, the fair value of foreclosed real estate was estimated to be $483,204 and $503,094, respectively. Fair value was determined based on offers and/or appraisals. Cost to sell the assets was based on standard market factors. The Company has categorized its foreclosed assets as Level 3.

Premises and equipment held for sale – The Bank’s premises and equipment held for sale is measured at the fair value less estimated cost to sell. The assets in fiscal 2018 and 2017 were acquired in the acquisition of Fraternity and Fairmount, respectively. As of September 30, 2017, and March 31, 2017, the fair value of premises and equipment held for sale was estimated to be $547,884. Fair value was determined based upon appraisals and the cost to sell these assets was determined using standard market factors. The Company has categorized its premises and equipment held for sale as Level 3.

	Level 1	Level 2	Level 3
	inputs	inputs	inputs	Total
September 30, 2017

Impaired loans	$-	$-	$8,589,469	$8,589,469
Foreclosed real estate	-	-	483,204	483,204
Premises and equipment held for sale	-	-	547,884	547,884

	Level 1	Level 2	Level 3
	inputs	inputs	inputs	Total
March 31, 2017

Impaired loans	$-	$-	$5,371,689	$5,371,689
Foreclosed real estate	-	-	503,094	503,094
Premises and equipment held for sale	-	-	547,884	547,884

HAMILTON BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

The following table presents the valuation and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at September 30, 2017:

		Valuation	Unobservable	Range of
Description	Fair Value	Methodology	Inputs	Inputs

Impaired loans, net of allowance	$8,589,469	Appraised value	Discount to reflect current market conditions	0.00%	-	25.00%

		Discounted cash flows	Discount rates	2.63%	-	7.25%

Foreclosed real estate	$483,204	Appraised value	Discount to reflect current market conditions	0.00%	-	25.00%

Premises and equipment held for sale	$547,884	Appraised Value	Discount to reflect current market conditions	0.00%	-	10.00%

The following table summarizes changes in foreclosed real estate for the periods shown, which is measured on a nonrecurring basis using significant unobservable, level 3, inputs.

	Six Months	Fiscal Year
	Ended	Ended
	September 30, 2017	March 31, 2017
Balance at beginning of period	$503,094	$443,015
Transfer to foreclosed real estate	17,305	126,575
Proceeds from sale of foreclosed real estate	(35,896)	(60,258)
Loss on sale of foreclosed real estate	(1,299)	(6,238)
Balance at end of period	$483,204	$503,094

The remaining financial assets and liabilities are not reported on the balance sheets at fair value on a recurring basis. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

HAMILTON BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Continued)

	September 30, 2017		March 31, 2017
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Financial assets
Level 1 inputs
Cash and cash equivalents	$10,654,786	$10,654,786	$29,353,921	$29,353,921

Level 2 inputs
Federal Home Loan Bank stock	2,721,400	2,721,400	2,020,200	2,020,200
Bank-owned life insurance	18,499,741	18,499,741	18,253,348	18,253,348

Level 3 inputs
Certificates of deposit held as investment	499,235	503,704	499,280	505,641
Loans receivable, net of unearned income	365,095,815	364,473,765	335,678,292	337,183,808

Financial liabilities
Level 3 inputs
Deposits	394,155,858	393,889,257	412,855,774	413,148,503
Advance payments by borrowers for taxes and insurance	1,294,675	1,294,675	1,868,110	1,868,110
Borrowings	52,834,850	52,537,353	36,124,899	36,697,631

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

The fair value of outstanding loan commitments and unused lines of credit are the same as the contractual amounts, and are not included in the table above. These commitments generate fees that approximate those currently charged to originate similar commitments.

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

Summary of Recent Performance and Other Activities

The Company and its wholly owned subsidiary, Hamilton Bank, continue to show improvement in overall revenue and loan growth during the three months ending September 30, 2017 compared to the same period a year ago. Interest revenue improved $136,000, or 3.2% to $4.4 million for the second quarter of fiscal 2018 compared to the same period a year ago as the Company continued to generate loans organically and through purchases.

Non-interest revenue remained relatively unchanged at $294,000 for the three months ended September 30, 2017 compared to the same period ended September 30, 2016. On a comparative basis, there were increases relating to gains on sale of investment securities and other fee generated income, offset by a reduction in gain on the sale of loans and earnings on bank-owned life insurance due to lower rates. The Company made a conscious decision at the beginning of the current fiscal year to hold in portfolio most of our residential loan originations versus selling them in the secondary market to partially offset the increased run-off associated with this loan type.

Lastly, non-interest expense for the quarter ended September 30, 2017 was $3.2 million, down $34,000 from the quarter ended September 30, 2016. We have been able to generate greater economies of scale by maintaining and controlling our noninterest expenses while growing our interest revenue quarter-over-quarter. This is shown in the improvement in our efficiency ratio from 84.8% for the three months ended September 30, 2016 to 82.4% for the three months ended September 30, 2017. The largest increase in our noninterest expenses for the respective periods is in salaries because of strategic new hires focused on branch efficiency and new products. The Company also recognized higher legal costs associated with certain loan purchases and other administrative matters. These increases were offset by decreases in other expenses largely composed of other professional services, deposit insurance premiums, and marketing. Management remains committed to reducing operational expenses and achieving higher efficiencies.

The following highlights contain additional financial data and events that have occurred during the three and six months ended September 30, 2017:

●

The Company reported net income of $411,000, or $0.13 per common share, and $803,000, or $0.25 per common share for the three and six months ended September 30, 2017, respectively, compared to net income of $323,000, or $0.10 per common share, and a net loss of $12,000 for the comparable periods ending September 30, 2016. The prior year six-month period included $635,000 in acquisition and branch consolidation related expenses.

●

Net interest income for the three months ended September 30, 2017 was $3.6 million, or $59,000 higher compared to the same period a year ago. For the six months ended September 30, 2017, net interest income increased $555,000, or 8.3%, to $7.2 million compared to $6.6 million for the same six-month period a year ago.

●

Because of the increase in net interest income, the net interest margin increased 13 basis points over the comparable three and six-month periods ended September 30, 2017 and 2016. The three-month period increased from 2.96% to 3.09% while the six-month period improved to 3.07% from 2.94%.

●

The efficiency ratio improved from 96.7% for the six months ended September 30, 2016 to 82.0% for the six months ended September 30, 2017; an improvement of 15.2%. The decline is attributable to increased revenue, a focus on lowering our cost of funds and the reduction of overall expenses, including acquisition related expenses.

●	Total assets remained relatively unchanged, decreasing from $514.5 million at March 31, 2017 to $514.0 million at September 30, 2017.

●

Gross loans grew to $367.6 million, up $28.6 million, or 8.4% at September 30, 2017, compared to $339.0 million at March 31, 2017.  Growth in loans was in large part due to the purchase of two loan pools. The first purchase was for a $15.5 million commercial loan portfolio that closed in June 2017 and the second an $18.5 million consumer loan portfolio that closed in August 2017. The respective loan purchases improved the diversity of our loan portfolio.

●

Nonperforming loans increased from $2.3 million at March 31, 2017 to $5.9 million at September 30, 2017. The increase is related to a commercial real estate loan with a book value of $3.2 million that was placed on nonaccrual during the second quarter of fiscal 2018. There was no impairment identified with this loan when placed on nonaccrual based upon the current collateral value of the property. The percentage of nonperforming loans to gross loans increased from 0.69% at March 31, 2017 to 1.60% at September 30, 2017 because of the commercial real estate loan placed on nonaccrual.

●

The allowance for loan losses as a percentage of nonperforming loans declined from 94.5% at March 31, 2017 to 41.9% at September 30, 2017. The Company has experienced net charge-offs of $4,000 over the first half of fiscal 2018 and recorded a loan loss provision of $280,000 due to growth within the loan portfolio. In comparison, the Company recorded net charge-offs of $20,000 and a provision for loan loss of $260,000 for the same period a year ago.

●

Total deposits decreased $18.7 million from $412.9 million at March 31, 2017 to $394.2 million at September 30, 2017, while borrowings increased $16.8 million from $36.1 million to $52.9 million over the same period. Core deposits (consisting of all deposits except certificates of deposits) declined $6.7 million to $157.7 million, respectively. The decline is attributable to the end of a promotional rate on certain money market accounts during the quarter ended September 30, 2017 and the competitive pricing within the deposit market. Core deposits represent 40.1% or total deposits at September 30, 2017 compared to 35.6% of total deposits a year ago.

●

The Company ended September 30, 2017 with a book value of $17.93 per common share and a tangible book value of $15.23 per common share compared to $17.53 and $14.80, respectively, at March 31, 2017. Tangible book value increased because of the net income reported for the quarter. Tangible book value, a non-GAAP measure, was determined as follows:

	September 30,	March 31,
	2017	2017
Tangible book value per common share:
Total shareholders' equity	$61,177,056	$59,791,230
Less: Goodwill and other intangible assets	(9,239,796)	(9,302,828)
Tangible common equity (Non-GAAP)	$51,937,260	$50,488,402

Outstanding common shares	3,411,075	3,411,075

Book value per common share (GAAP)	$17.93	$17.53

Tangible book value per common share (Non-GAAP)	$15.23	$14.80

●	The Company maintained strong liquidity based upon the amount and make-up of its investment portfolio and at September 30, 2017 the Bank was deemed “well capitalized” under federal regulations.

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

We identified several strategic priorities in our three year Strategic Plan. Those priorities included focusing on the following core areas:

●

Efficient Operating Revenue Growth – Generating sustainable, profitable operating revenue through smart growth of earning assets that are funded by low-cost core deposits and growth of noninterest income. In addition, we will focus on efficient utilization of the Bank’s assets and other resources. This strategic priority includes prudent loan growth, sales strategies to attract and grow small business deposits and other fee income services, strategic marketing campaigns, studying and benchmarking efficiency and productivity, and focusing on ways to utilize technology to drive earnings. With our recent acquisitions and enhanced lending platform, we have been able to increase revenues and improve our efficiency ratio while managing our operating expenses. In addition, we have completed a bench marking study and hired a Marketing Director who has implemented several new campaigns that promote the Bank and reach out to new customers.

●

Well-defined and integrated delivery channels – Create and support delivery channels and branch strategy that leverages technology and optimizes efficiencies. This strategy will focus on enhancing the overall customer experience through a seamless integration of all delivery channels, including both existing and newly rolled-out channels. Recently we opened a newly relocated branch that consists of a smaller space and a new modern design and look. The innovative design eliminates the traditional teller line and allows our employees to assist and interact more closely with our customers. We are putting in place Small Business Developers to work with our branches and increase our presence in the communities we serve. Innovative technology has been implemented that allows customers to do even more on-line using our website.

●

Acquisition strategy and planning - It is expected that the banking industry will continue to consolidate over the coming years due to a competitive market and the cost of regulatory compliance. Hamilton Bancorp is well positioned to take advantage of strategic opportunities that present themselves either through potential mergers or acquisitions in our marketplace. This may include other financial institutions, individual branches, or loan purchases. The focus will be on proactive evaluation and contact with potential targets and the implementation of a capital strategy to fund such acquisitions, including investor relations. These opportunities, however, will be aligned with our strategic vision and goal of creating shareholder value and growth. We currently have no agreements or arrangements relating to any merger or acquisition. We have successfully completed the purchase of several loan portfolios in the past year. These loan purchases have enhanced our revenues and diversified our loan portfolio.

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

For a discussion of significant accounting policies, see Note 1—Nature of Operations and Summary of Significant Accounting Policies in the Notes to our Consolidated Financial Statements. The following are the accounting policies that we believe require the most subjective or complex judgments, and as such could be most subject to revision as current information becomes available:

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

If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we record the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral. At September 30, 2017, all of our securities were either issued by U.S. government agencies, U.S. government-sponsored enterprises, municipalities, or corporations.

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

Income Taxes. We account for income taxes under the asset/liability method. We recognize deferred tax assets for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry-forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period indicated by the enactment date. We establish a valuation allowance for deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. Potential tax reform and the decrease of corporate tax rates could impact the carrying amount of our deferred tax asset and require the establishment of a valuation allowance. The judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond our control. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred tax assets could change in the near term.

Comparison of Financial Condition at September 30, 2017 and March 31, 2017

Assets. Total assets decreased $550,000 to $514.0 million at September 30, 2017 from $514.5 million at March 31, 2017.  The modest decrease is primarily attributable to an $18.7 million decrease in cash and cash equivalents and an $11.4 million decline in investment securities, partially offset by a $29.3 million increase in gross loans.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $18.7 million, or 63.7%, to $10.7 million at September 30, 2017 from $29.3 million at March 31, 2017. The decline is a result of $15.4 million in cash and investments used to purchase a pool of commercial loans in June 2017; thereby converting lower interest-earning cash and investments into higher interest-earning loans. In addition, the cash proceeds from investment paydowns were also utilized to provide the necessary means to assist with the decrease in our deposit base.

Investment Securities. Our investment portfolio consists primarily of investment grade securities including U.S. government agency and government-sponsored entity (“GSEs”) securities, securities issued by states, counties and municipalities, corporate bonds, and mortgage-backed securities. At September 30, 2017, all securities are classified as available for sale. While we usually intend to hold investment securities until maturity, this classification provides us the opportunity to divest of securities that may no longer meet our liquidity objectives.

Investment securities decreased $11.4 million, or 11.1%, to $91.0 million at September 30, 2017, from $102.4 million at March 31, 2017. The decrease is related to $8.3 million in cash flows resulting from normal principal payments associated with the mortgage-backed security portfolio, as well as the sale of $4.2 million in securities during the quarter ended September 30, 2017. The sale of those securities resulted in a gain of $10,000. The fair value of the investment portfolio improved $540,000 from an unrealized net loss position of $2.2 million at March 31, 2017 to an unrealized net loss position of $1.6 million at September 30, 2017. The increase in fair value of the investment portfolio is a result of the decrease in interest rates over the first six months of the fiscal year.

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

Loans. Excluding loan premiums and loan origination fees and costs, gross loans receivable increased by $28.6 million, or 8.4%, to $367.6 million at September 30, 2017 from $339.0 million at March 31, 2017. The increase is primarily attributable to a $15.4 million commercial business loan portfolio that was purchased towards the end of the first quarter of fiscal 2018 and another $18.4 million loan purchase of consumer loans that settled in August of the most recent quarter. Included in gross loans at September 30, 2017 are acquired loans with a book balance of $118.3 million associated with the prior acquisitions of Fraternity and Fairmount institutions (these loans are reflected in the “acquired” loan column of the table below). At September 30, 2017, gross loans receivable represented 71.5% of total assets compared to 63.7% of total assets a year ago. The following table details the composition of loans and the related percentage mix and growth of total loans:

	September 30, 2017				March 31, 2017				Year-To-Date Growth
				Percent				Percent		Growth
	Legacy	Acquired	Total	of Total	Legacy	Acquired	Total	of Total	Amount	Percent
Real estate loans:
One-to four-family:
Residential	$68,548,030	$77,663,426	$146,211,456	39.8%	$67,126,677	$83,892,389	$151,019,066	44%	$(4,807,610)	-3.2%
Residential construction	6,258,446	-	6,258,446	1.7%	6,426,076	-	6,426,076	2%	(167,630)	-2.6%
Investor	9,627,329	18,423,892	28,051,221	6.6%	6,742,469	18,779,644	25,522,113	8%	2,529,108	9.9%
Commercial	94,957,970	12,114,557	107,072,527	29.1%	92,665,689	14,898,523	107,564,212	32%	(491,685)	-0.5%
Commercial construction	2,081,647	1,058,534	3,140,181	0.9%	1,881,541	1,308,652	3,190,193	1%	(50,012)	-1.6%
Total real estate loans	181,473,422	109,260,409	290,733,831	79.1%	174,842,452	118,879,208	293,721,660	87%	(2,987,829)	-1.0%
Commercial business	34,042,543	1,668,783	35,711,326	9.7%	19,518,029	2,019,337	21,537,366	6%	14,173,960	65.8%
Home equity loans	13,664,414	6,459,424	20,123,838	5.5%	13,278,229	7,266,141	20,544,370	6%	(420,532)	-2.0%
Consumer	20,178,064	902,240	21,080,304	5.7%	2,258,836	937,600	3,196,436	1%	17,883,868	559.5%
Total loans	$249,358,443	$118,290,856	$367,649,299	100.0%	$209,897,546	$129,102,286	$338,999,832	100%	$28,649,467	8.5%

The Company’s largest concentration of loans continues to be residential one-to four-family loans as a result of the loans acquired in the Fraternity and Fairmount acquisitions. This loan portfolio comprises 40% of the entire loan portfolio at September 30, 2017, a decrease of $4.8 million from March 31, 2017. Over the past several years, the Bank originated traditional one-to-four family residential loans and sold them in the secondary market at a premium to assist with managing interest rate risk in a rising rate environment. However, in the last half of fiscal 2017 and into fiscal 2018 we have begun to portfolio many of these traditional residential mortgage loans due to the increase in normal attrition within this loan segment resulting from our prior acquisitions. In fiscal 2015, as a means to supplement our residential loan portfolio, the Company began to promote its one-to-four family residential construction lending program. During the first half of fiscal 2018, the Bank has originated commitments of $8.2 million in residential construction loans. At September 30, 2017, we had $11.9 million in residential construction commitments, of which $5.6 million in funds have been advanced; compared to $11.8 million in residential construction commitments at March 31, 2017 of which $6.0 million in funds had been advanced. The construction period on residential homes is typically nine to twelve months, at which time the Bank is often repaid through permanent financing by a third party.

Real estate investor loans represent funds advanced to borrowers for the purchase or refinance of non-owner occupied one-to-four family properties. These loans make up $28.1 million, or 6.6%, of total gross loans at September 30, 2017, including a remaining balance of $18.4 million that were acquired from Fraternity and Fairmount. This type of lending typically involves more risk than originating owner-occupied one-to-four family residential mortgages and as such, the Bank typically refrains from originating this type of loan organically.

The Bank continues to focus on growth through origination or purchase of both commercial real estate and commercial business loans as these loans offer higher rates of return and shorter maturity periods than typical retail lending. The second largest increase in loans over the first half of fiscal 2018, as shown in the previous table, is a $14.2 million, or 65.8%, increase in commercial business loans from $21.5 million at March 31, 2017 to $35.7 million at September 30, 2017. In the last half of fiscal 2017, management focused on diversifying the commercial loan portfolio and seeking more asset-based type lending relationships both organically and through purchases. The majority of the increase in commercial business loans is related to the purchase of a $15.4 million pool of commercial business loans at the end of the first quarter of fiscal 2018. The pool of loans consists of commercial lease loans that are concentrated in need-based equipment, such as medical equipment. At the same time, commercial real estate loans remained relatively unchanged from $107.6 million at March 31, 2017 to $107.1 million at September 30, 2017. Commercial real estate comprises 29.1% of the total loan portfolio at September 30, 2017, although this percentage has declined slightly from 31.7% at March 31, 2017 due to the growth and diversification of the commercial business loan portfolio over this period. The Bank continues to see the benefits of our commercial lending platform that was restructured in the first half of fiscal 2016, with new personnel and improved underwriting and monitoring procedures, from both an origination and credit quality perspective.

As a means to continue to increase revenue and diversify the loan portfolio, a group of consumer loans totaling $18.4 million was purchased in August 2017 from another financial institution. This portfolio of loans was collateralized by various makes and models of recreational vehicles (RV). Prior to this purchase, the consumer portfolio made up less than 1.0% of the total loan portfolio. This purchase increased our consumer loan balances significantly from $3.2 million at March 31, 2017 to $21.1 million at September 30, 2017; accounting for 5.7% of the entire loan portfolio. As a result, we were able to further diversify the composition of the loan portfolio, and these loans are expected to increase our net interest income going forward.

Bank-Owned Life Insurance. We invest in bank-owned life insurance (“BOLI”) to provide us with a funding source for our benefit plan obligations. BOLI also provides us noninterest income that is tax-exempt. Federal regulations generally limit our investment in BOLI to 25% of our Tier 1 capital plus our allowance for loan losses (“total capital”). At September 30, 2017, our investment in bank-owned life insurance remained relatively unchanged at $18.5 million compared to $18.3 million at March 31, 2017 and was at 42.1% of total capital due to the BOLI that was assumed in the Fraternity acquisition. Due to the amount of BOLI currently held, the Company has no plans to purchase additional BOLI in the near term. The increase reflected since the beginning of fiscal 2018 is associated with the increase in the cash surrender value of the underlying insurance policies.

Deposits. Total deposits (excluding premiums on acquired deposits) decreased $18.5 million to $393.6 million at September 30, 2017 from $412.0 million at March 31, 2017. The Company continues to focus on changing its deposit mix to rely less on time deposits as a primary funding source and attract lower costing core deposits, consisting of savings, checking, and money market accounts. Money market accounts have increased the most with respect to core deposits based upon a money market promotion that has been running since December 2016. Overall core deposits have decreased $6.7 million, or 4.1%, to $157.7 million at September 30, 2017 compared to $164.4 million at March 31, 2017. This decline is attributable to the end of a promotional rate on certain money market accounts during the quarter ended September 30, 2017, as well as a very competitive deposit market and normal business cycles associated with our commercial customers. Year-over-year core deposits have increased $7.7 million, or 5.1%, at September 30, 2017. Core deposits accounted for 40.1% of total deposits at September 30, 2017, compared to 38.9% at March 31, 2017. The Bank is currently running deposit promotions to attract new customers in a competitive deposit market.

The following table details the composition of deposits and the related percentage mix and growth of total deposits.

	September 30, 2017		March 31, 2017		Year-To-Date Growth
		Percent		Percent		Growth
	Total	of Total	Total	of Total	Amount	Percent
Savings	$43,545,886	11%	$44,614,415	11%	$(1,068,529)	-2.4%
Noninterest-bearing checking	27,903,885	7%	30,401,454	7%	(2,497,569)	-8.2%
Interest-bearing checking	24,485,975	6%	26,415,189	7%	(1,929,214)	-7.3%
Money market accounts	61,754,625	16%	62,962,902	15%	(1,208,277)	-1.9%
Time deposits	235,867,611	60%	247,632,742	60%	(11,765,131)	-4.8%
	$393,557,982	100%	$412,026,702	100%	$(18,468,720)	-4.5%
Premium on deposits asssumed	597,876		829,072		(231,196)
Total deposits	$394,155,858		$412,855,774		$(18,699,916)

As loan demand increases or we look to purchase other loan portfolios, our strategy with respect to deposits has been to maintain our current certificate of deposit base. We hope to accomplish this by pricing more competitively in the marketplace or through short-term certificate of deposit promotions, as we focus on growing our core deposits at a faster pace to reduce our overall cost of funds.

Borrowings. Borrowings consist of both short and long-term advances from the Federal Home Loan Bank (FHLB) and a note payable associated with an automobile. At September 30, 2017, outstanding advances from the FHLB increased $17.0 million to $52.6 million at September 30, 2017 compared to $35.6 million at March 31, 2017. The increase is attributable to additional FHLB advances that were entered into in August 2017 to fund the purchase of the consumer loan portfolio discussed earlier.  Already included in the FHLB advances is $15.0 million in FHLB advances assumed in the Fraternity acquisition, of which $10 million is to mature in fiscal 2019 and $5.0 million that matured during the most recent quarter and was rolled over. The advances assumed from Fraternity were originally longer-term borrowings and carried higher rates of interest varying from 3.4% to 4.3%. As a result of the higher stated rates, the Company recorded a discount of $794,000 when accounting for the borrowings at fair value upon acquisition. At September 30, 2017, the remaining discount is $285,000. The accretion of this discount offsets the higher contractual rate on these borrowings.

At September 30, 2017, $25.0 million of the total advances are considered short-term and mature in less than one year, while the remaining $27.5 million in advances are considered long-term and mature in more than one year. Included in long-term advances is $11.6 million in advances that mature on a quarterly basis; however, they are associated with several cash flow hedge transactions and will be continuously renewed over the expected life of the hedged transactions. The hedge transactions currently have an average life of 6.8 years. Excluding the advances associated with the hedge transactions, the longest outstanding borrowing is for $3.0 million and matures in August 2021.

The FHLB borrowings provide an alternative means to support the cash outflow needed to fund new loan originations in coordination with deposit growth. FHLB borrowings can provide a less expensive means to support cash outflow when compared to selling higher yielding investment securities. These obligations are secured by our residential and home equity loan portfolios. At September 30, 2017, we had the ability to borrow approximately $75.3 million in additional funds from the FHLB, subject to our pledging sufficient assets. These obligations will be repaid as our cash position strengthens.

Equity. Total equity increased $1.4 million, or 2.3%, to $61.2 million at September 30, 2017 from $59.8 million at March 31, 2017. The change in equity is primarily attributable to net income of $803,000 reported for the first half of fiscal 2018, along with a $230,000 increase in additional paid in capital resulting from the expense derived from equity awards granted in prior periods. In addition, accumulated other comprehensive loss decreased $352,000 due to the increase in the fair value of the investment portfolio. The fair value of the investment portfolio increased over the first six months as a result of the decrease in interest rates that occurred over that same period. The Company’s book value per common share was $17.93 at September 30, 2017 compared to $17.53 at March 31, 2017.

Comparison of Asset Quality at September 30, 2017 and March 31, 2017

The Bank’s asset quality remains a primary focus of management and the Board of Directors. Nonperforming assets at September 30, 2017 were $5.9 million, an increase of $3.6 million from March 31, 2017 and a $1.1 million increase from September 30, 2016.  Nonperforming assets to total assets increased from 0.55% at March 31, 2017 to 1.24% at September 30, 2017.  Nonperforming assets and related ratios at or for the respective periods were as follows:

	At	At	At
	September 30, 2017	March 31, 2017	September 30, 2016
	(dollars in thousands)

Nonaccruing loans	$5,488	$2,302	$3,661
Accruing loans delinquent more than 90 days	407	21	333
Foreclosed real estate	483	503	460
Total nonperforming assets	$6,378	$2,826	$4,454

Asset Quality Ratios:
Nonperforming loans to gross loans	1.60%	0.69%	1.21%
Nonperforming assets to total assets	1.24%	0.55%	0.86%
Net charge-offs (annualized) to average loans	0.00%	0.92%	0.01%

Included in nonperforming loans are accruing loans delinquent more than 90 days. These loans represent loans that are on accrual status and paying under the contractually agreed upon terms of the note, however, such loans are 90 days past their contractual maturity date, and therefore reported as nonperforming. At September 30, 2017, these loan balances were slightly elevated as they related to many smaller investor (residential non-owner occupied) loans that matured at the same time. The Bank’s credit department is diligently working through these loans and have either renewed or extended them accordingly.

Nonaccrual loans increased to $5.5 million at September 30, 2017 compared to $2.3 million at March 31, 2017 and $3.7 million a year ago. The increase from March 2017 to September 2017 is attributable to one commercial real estate loan with a book value of $3.2 million that was placed on nonaccrual during the most recent quarter. The borrower’s cash flow is not sufficient to make the required monthly payments. There was no impairment identified with this loan when placed on nonaccrual based upon the current collateral value of the property. The property is currently listed for sale by the borrower.

Also reported as a part of nonaccrual loans at September 30, 2017 and March 31, 2017 are two commercial real estate loans that are associated with the same borower. Together these loans have a contractual principal balance of $3.4 million and a recorded investment balance of $1.5 million at September 30, 2017, including $1.7 million in charge-offs life to date. The loans were placed on nonaccrual in October 2015 due to legal issues and the concern of collectability. The loan is classified as a Trouble Debt Restructure (“TDR”) and continued to make interest only payments through July 2016, which were applied by the Bank as a principal reduction to the loans. The borrower currently has the property listed for sale by a broker. Management is actively exploring other options to resolve this problem credit that may or may not result in additional write-downs. As of September 30, 2017, there were no other commercial real estate or business loans on nonaccrual.

The remaining balance of nonaccrual loans at September 30, 2017 consisted of $765,000 in one-to-four family residential mortgage loans, including one loan with a book balance of $218,000 that is an acquired loan. The remaining $547,000 of nonaccrual one-to-four family residential mortgage loans consists of 21 different loans with smaller outstanding balances, six of which make up $380,000 of this total.

Delinquencies 30-59 days past due increased $1.1 million to $1.6 million at September 30, 2017 from $504,000 at March 31, 2017. This increase is attributable to two residential mortgage loans loan with a combined book balance of $1.2 million at September 30, 2017. The Bank is monitoring these loans closely and working with the borrower to develop a payment plan to make both loans current again. Based upon estimated appraised values, the underlying collateral supporting both loans appears to be adequate to re-pay the outstanding principal balance should the borrowers be unable to re-pay the outstanding principal balance.

Foreclosed real estate decreased $20,000 from $503,000 at March 31, 2017 to $483,000 at September 30, 2017 and consisted of four properties. One of the four properties consist of semi-developed land with a fair value of $443,000. The property is listed for sale and is participated with another financial institution, with Hamilton being the lead lender. The remaining three properties totaling $40,000 are comprised of one-to-four family residential mortgage loans, all of which are participations that Hamilton owns less than 15% of and is not the lead lender. One foreclosed property with a recorded investment balance of $37,000 was sold during the most recent quarter with a minimal loss of less than $1,000.

The Bank recorded a $280,000 provision for loan loss during the first half of fiscal 2018 compared to a $260,000 provision for loan loss for the same period a year ago. The provision for loan loss for the six months ended September 30, 2017 was a result of an increase in loan growth primarily stemming from the purchase of a commercial business and consumer loan portfolio. The allowance for loan losses at September 30, 2017 totaled $2.5 million, or 0.67% of gross loans, compared to $2.2 million, or 0.65% of gross loans, at March 31, 2017. The immaterial change in this percentage, despite additional provisions that were not charge-off related, was due to the increase in overall loan balances. This overall percentage remains relatively low compared to peers because of our recent acquisitions. As outlined in note 3 to our consolidated financial statements, loans acquired in an acquisition are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses. We continue to monitor and manage the acquired loan portfolio to determine if additional provisions are necessary in relation to the estimated fair value placed on those loans as determined by management.

The activity in the allowance for loan losses for the six-month period ending September 30, 2017 includes $25,000 in charge-offs, offset by $21,000 in recoveries and a $280,000 provision for loan losses. We currently review the adequacy of the allowance for loan losses monthly and are proactively managing problem assets. Based upon our analysis, we believe this allowance appropriately reflects the inherent risk of loss in our loan portfolio at September 30, 2017. We estimate the allowance for loan losses within a range based upon our charge-off history and certain environmental factors.

Results of Operations for the Three Months Ended September 30, 2017 and 2016 (unaudited)

General. Net income was $411,000, or $0.13 per basic and diluted common share for the three-month period ended September 30, 2017 compared to a net income of $323,000, or $0.10 per basic and diluted common share for the same period in fiscal 2017, a period-over-period increase of $87,000. The increase in results of operations resulted primarily from a $59,000 increase in net interest income, a $34,000 decrease in noninterest expenses, and a $53,000 decrease in tax expense, partially offset by a $70,000 increase in the provision for loan losses.

Net Interest Income. Net interest income increased $59,000, or 1.6%, to $3.6 million for the three-months ended September 30, 2017 compared to $3.5 million for the three-months ended September 30, 2016. The increase in net interest income was due to a $136,000 increase in interest revenue, partially offset by a $77,000 increase in interest expense. The increase in interest revenue was due to an increase in the average yield on interest-earning assets as lower yielding assets, particularly interest-bearing deposits with banks, were re-invested into higher yielding loans and investments. The average yield increased 20 basis points from 3.59% to 3.79% over this period, respectively. Over this same period, the average balance in interest-earning assets decreased $11.5 million, or 2.4%, compared to the same period in fiscal 2017 as some of these assets were used to assist with the decline in interest-bearing deposits.

The increase in interest expense for the quarter ended September 30, 2017 compared to the same quarter last year was the result of a 10 basis points increase in the average cost of interest-bearing liabilities. The average cost of interest-bearing liabilities increased from 0.70% for the three months ended September 30, 2016 to 0.80% for the three months ended September 30, 2017. Partially offsetting the interest expense associated with the increase in average cost was a $15.6 million decrease in the average balances of interest-bearing liabilities from $429.4 million for the three months ending September 30, 2016 to $413.8 million for the three months ending September 30, 2017. This decrease was primarily related to a decline in certificates of deposit. Our net interest margin increased 13 basis points from 2.96% for the three months ended September 30, 2016 to 3.09% for the three months ended September 30, 2017.

Interest Revenue. Interest revenue increased $136,000, or 3.2% to $4.4 million during the three months ended September 30, 2017 compared to $4.3 million for the three months ended September 30, 2016. The increase resulted from increases in interest and fees on loans and interest revenue earned on investment securities, partially offset by a decrease in revenue from federal funds sold and other bank deposits.

Interest and fees on loans increased $108,000, or 2.8%, to $3.9 million for the three months ended September 30, 2017, compared to $3.8 million for the three months ended September 30, 2016. The increase in interest and fees on loans is due to a $27.2 million increase in the average balance of net loans from $327.2 million to $354.4 million quarter-over-quarter. The increase in average loans is attributable to organic growth generated by our commercial lending area and strategic loan purchases over the past three quarters. Partially offsetting the increase in the average balance of loans is a 23 basis points decline in the average yield earned on loans from 4.68% for the quarter ending September 30, 2016 to 4.45% for the quarter ending September 30, 2017. The decline in yield is a result of the extended low interest rate environment and the competitive pressure relating to pricing.

Interest revenue on investment securities increased $54,000 to $473,000 for the three-months ended September 30, 2017 from $419,000 for the three-months ended September 30, 2016. The average balance of investment securities increased by $5.2 million, or 5.6%, to $97.9 million for the three months ended September 30, 2017 from $92.7 million for the same period last year, while the average yield also increased 12 basis points to 1.93% from 1.81%, respectively. The largest increase in investment securities was in mortgage-backed securities, which increased $3.4 million to $73.8 million for the three months ended September 30, 2017 from $70.5 million for the same period last year. The average balance of investment securities also increased quarter-over-quarter by $1.8 million. The increase in average investments is attributable to utilizing excess cash acquired in the Fraternity acquisition to purchase new securities in the second half of fiscal 2017.

            Interest Expense. Interest expense increased $77,000, or 10.3%, to $828,000 for the three months ended September 30, 2017 compared to $751,000 for the same period in fiscal 2017, due to the increase in the average cost of both interest-bearing deposits and borrowings. The average cost of deposits increased five basis points from 0.67% for the three months ended September 30, 2017 to 0.72% for the three months ending September 30, 2017.  The increase in the average cost of interest-bearing deposits was offset by a decrease in the average balance of interest-bearing deposits over the same periods. The average balance of interest-bearing deposits decreased $30.1 million, or 7.5%, to $371.4 million for the three months ended September 30, 2017 from $401.5 million for the three months ended September 30, 2016. Because of the increase in costs and the decline in average balances of interest-bearing deposits, the overall interest expense associated with deposits for the comparable periods remained relatively unchanged. The increase in the average cost of deposits would have been less; however, in the last quarter of fiscal 2017 and during the most recent quarter, we began to offer a money market account with a 6-month promotional rate to attract core deposits. As a result, the average cost associated with money market accounts has increased from 0.35% to 0.51% quarter-over-quarter.

For the three-month period ended September 30, 2017, average interest-bearing deposit balances increased or remained unchanged for all types of deposits, except certificate of deposits, when compared to the same period last year as a result of the promotional efforts to raise funds for new loan growth. We remain focused on changing the mix of our deposit portfolio by maintaining our maturing certificates of deposits and growing lower cost core deposits, including savings, interest-bearing checking and money market accounts. The average balance of time deposits decreased $39.3 million, or 14.2%, to $238.2 million for the quarter ended September 30, 2017 compared to $277.5 million for the quarter ended September 30, 2016. Over this same period, core interest-bearing deposits increased $9.2 million, or 7.4%, to $133.3 million for the three months ended September 30, 2017 compared to $124.0 million for the three months ended September 30, 2016. The growth in core deposits was primarily a result of the continued efforts by our cash management and financial service teams.

Noninterest-bearing deposits allow us to fund growth in interest-earning assets at minimal cost. Average noninterest-bearing deposits increased $6.8 million, or 29.3%, to $30.1 million for the three months ended September 30, 2017, compared to $23.3 million for the three months ended September 30, 2016. This increase resulted from the efforts of our cash management personnel and commercial loan officers working with commercial clients to move their deposit relationship to Hamilton Bank.

For the three-month period ended September 30, 2017, average interest-bearing borrowings were $42.3 million compared to an average balance of $27.9 million for the same period a year ago. The increase in borrowings is associated with funds needed to purchase several loan portfolios over the past year. The borrowings primarily consisted of advances from the Federal Home Loan Bank. At September 30, 2017, the Bank had $52.6 million in outstanding advances from the FHLB, including $15.0 million in borrowings assumed through the Fraternity and Fairmount acquisitions. These borrowings carried an average rate of 1.50% for the three months ended September 30, 2017. Borrowing from the FHLB in today’s low interest rate environment can be a more cost effective means to obtain funds if deposits are not growing compared to selling investment securities that are earning a higher yield.

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

	Three Months Ended September 30,
	(dollars in thousands)
	2017			2016
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Interest bearing deposits with banks	$15,539	$27	0.70%	$59,391	$53	0.36%
Investment securities (1)	24,076	159	2.64%	22,284	132	2.37%
Mortgage-backed securities	73,836	314	1.70%	70,454	287	1.63%
Loans receivable, net (2)	354,437	3,939	4.45%	327,227	3,831	4.68%
Total interest-earning assets	467,888	4,439	3.79%	479,356	4,303	3.59%
Noninterest-earning assets	43,819			41,967
Total assets	$511,707			$521,323

Interest-bearing liabilities:
Certificates of deposit	$238,173	$574	0.96%	$277,503	$602	0.87%
Money Market	63,342	80	0.51%	62,117	54	0.35%
Statement savings	43,655	13	0.12%	44,619	17	0.15%
NOW accounts	26,265	2	0.03%	17,278	1	0.02%
Total interest-bearing deposits	371,435	669	0.72%	401,517	674	0.67%
Borrowings	42,349	159	1.50%	27,881	77	1.10%
Total interest-bearing liabilities	413,784	828	0.80%	429,398	751	0.70%

Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	30,096			23,280
Other noninterest-bearing liabilities	6,538			6,690
Total liabilities	450,418			459,368
Total shareholders’ equity	61,289			61,955
Total liabilities and shareholders’ equity	$511,707			$521,323

Net interest income		$3,611			$3,552
Net interest rate spread (3)			3.00%			2.89%
Net interest-earning assets (4)	$54,104			$49,958
Net interest margin (5)			3.09%			2.96%
Average interest-earning assets to average interest-bearing liabilities	113.08%			111.63%

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

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was $120,000 charged to the provision for loan losses for the three months ended September 30, 2017 compared to a provision for loan loss of $50,000 for the three months ended September 30, 2016. In the current quarter, the $120,000 provision for loan loss recorded is primarily attributable to the overall growth within the loan portfolio, in particular consumer loans relating to the $18.4 million loan portfolio purchased in August 2017. For the quarter ending September 30, 2016, the $50,000 charged to the provision for loan losses was related to organic loan growth and not a product of charge-offs, as reflected in the table below.

The allowance for loan losses was $2.5 million, or 41.9% of non-performing loans at September 30, 2017 compared to $1.9 million, or 48.6% of non-performing loans at September 30, 2016. The lower percentage overall at September 30, 2017 is due to two commercial real estate relationships with a combined book balance of $4.7 million that are on nonaccrual. If these loans were excluded, the allowance for loan losses as a percentage of non-performing loans at September 30, 2017 would be 206.8%. These loans are reported at their estimated fair value and any respective charge-offs were taken in prior periods.

During the three months ended September 30, 2017, loan charge-offs totaled $21,000 with recoveries of $7,000, compared to $16,000 in charge offs and $11,000 in recoveries during the three months ended September 30, 2016. During fiscal year 2018, we expect that we will continue our emphasis in growing organically commercial real estate and commercial business loans, which have higher interest rates than one-to four-family mortgage loans, but are generally considered to bear higher risk than one-to four-family mortgage loans and could contribute to higher loan loss provisions going forward.

Summary of Allowance for Loan Losses Activity. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended
	September 30,
	2017	2016
	(dollars in thousands)

Allowance for loan losses at beginning of period	$2,358	$1,897
Charge-offs:
Real estate loans:
Residential	9	16
Investor	11	-
Commercial	-	-
Commercial construction	-	-
Commercial business	-	-
Home equity	-	-
Consumer	1	-
Total charge-offs	21	16
Recoveries	14	11
Net charge-offs	7	5
Provision for loan losses	120	50
Allowance for loan losses at end of period	$2,471	$1,942

Allowance for loan losses to non-performing loans	41.92%	48.62%
Allowance for loan losses to total loans outstanding at the end of the period	0.67%	0.59%
Net charge-offs to average loans outstanding during the period (annualized)	0.01%	0.01%

Noninterest Revenue. Noninterest revenue remained relatively unchanged, increasing to $294,000 for the three-months ended September 30, 2017, compared to $282,000 for the three-months ended September 30, 2016. The following table outlines the changes in noninterest revenue for the three-month periods.

	Three months ended
	September 30,
	2017	2016	$ Change	% Change
Service charges	$118,851	$119,487	$(636)	(0.5)
Gain on sale of investment securities	10,381	-	10,381	N/A
Gain on sale of loans held for sale	-	10,437	(10,437)	(100.0)
Earnings on bank-owned life insurance	123,818	126,100	(2,282)	(1.8)
Other fees and commissions	41,394	26,474	14,920	56.4

Total noninterest revenue	$294,444	$282,498	$11,946	4.2

Noninterest revenue was impacted during the three months ended September 30, 2017 by increases in gains on investment securities and other fees and commissions, offset by decreases in gain on sale of loans held for sale and earnings on bank-owned life insurance.

Service charges associated with retail and commercial deposit products remained relatively unchanged during the three months ended September 30, 2017 compared to the same period a year ago despite a decline in our core deposits quarter-over-quarter. Management is continually focused on growing core deposits, particularly checking accounts, which typically generate more service fee income. We are currently reviewing and evaluating our retail fee structure to be more in-line with our market area. Customers, however, have become more cost conscious of fees and better manage their deposit relationship with the Bank.

Other fees and commissions include loan fees charged to customers, merchant credit card fees, and other smaller fees. The increase with respect to the three months ended September 30, 2017 compared to the three months ended September 30, 2016, as shown in the table above, is primarily related to loan fees. Loan fees include various charges to customers for loan applications, processing, and/or extensions. Loan fees for the three months ending September 30, 2017 increased $9,000 to $24,000, compared to $15,000 for the same period a year ago.

The decrease in earnings on bank-owned life insurance (BOLI) is associated with lower interest rates offered by the insurance companies on the outstanding balance compared to the comparable period a year ago. The revenue earned from BOLI is exempt for tax purposes.

The other components that make up noninterest revenue for the three months ended September 30, 2017 include an increase in gain on investment securities and a decrease in gain on the sale of loans held for sale. The gain on sale of investment securities was associated with the sale of several securities in August 2017 with a book value of $4.2 million. The securities were sold to provide additional liquidity. The gain on sale of loans held for sale represents revenue earned on loans sold in the secondary market at a premium. Over the past several years, we typically sold our newly originated residential mortgage loans in the secondary market as a means to manage interest rate risk in a rising rate environment. During the second half of fiscal 2017, however, the Company began to hold in portfolio most of our residential loan originations to partially offset the increased run-off associated with this loan type. Consequently, there were no loans sold during the quarter ended September 30, 2017 compared to the same quarter last year in which several loans were sold at a gain of $10,000.

Noninterest Expense. Noninterest expense decreased $34,000 to $3.2 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The following table outlines the changes in noninterest expense for those periods.

	Three months ended
	September 30,
	2017	2016	$ Change	% Change
Salaries and benefits	$1,858,828	$1,702,968	$155,860	9.2
Occupancy	239,415	258,871	(19,456)	(7.5)
Advertising	14,170	43,979	(29,809)	(67.8)
Furniture and equipment	85,754	99,437	(13,683)	(13.8)
Data processing	181,506	191,088	(9,582)	(5.0)
Legal services	119,104	63,185	55,919	88.5
Other professional services	212,519	342,400	(129,881)	(37.9)
Merger related expenses	-	9,081	(9,081)	(100.0)
Deposit insurance premiums	73,762	110,989	(37,227)	(33.5)
Foreclosed real estate expense and losses	113	-	113	N/A
Other operating	431,717	428,658	3,059	0.7

Total noninterest expense	$3,216,888	$3,250,656	$(33,768)	(1.0)

Overall operating expenses have remained relatively unchanged quarter-over-quarter while managing a growing loan portfolio and revenue base. This is being reflected in the improvement in our efficiency ratio from 84.8% for the three months ended September 30, 2016 to 82.4% for the three months ended September 30, 2017. We can realize some of the benefit of operating as a larger financial institution and utilize greater economies of scale.

Many of the other noninterest expense items shown in the table above declined during the three months ended September 30, 2017 as compared to the same period a year ago. Certain expenses, including occupancy, furniture and equipment, and data processing declined as a result of management’s continued focus on reducing costs where applicable. Some of these reductions have been obtained through the review or negotiation of vendor contracts, analysis of alternative sources, and more efficient means.  We have re-located our Ellicott City branch to a smaller space to reduce costs and continue to look for alternatives to making our branches more efficient. Federal deposit insurance premiums are lower due to a reduction in the rate assessed by the Federal Deposit Insurance Corporation, the government agency that insures deposits, while advertising expense decreased because we hired a full-time marketing director versus outsourcing to a third-party vendor. Other professional services decreased in part due to the end of our contractual obligation under a consulting and non-compete agreement with one of the former Fraternity executives.

The largest increase in noninterest expenses quarter-over-quarter was in salaries and benefits, which increased $156,000. During the first quarter of fiscal 2018, the Company made strategic new hires that are focused on branch efficiency and new products. In addition, annual salary increases were awarded and the cost of health benefits increased. Also included in salaries and benefits for the three months ending September 30, 2017 and 2016, is $80,000 and $79,000 in expense, respectively, relating to equity awards granted to officers under the Company’s Equity Incentive Plan. The equity awards provide for management to have a vested interest in the performance of the company and share in the benefit of an increase in shareholder value. Similarly, other operating expenses for the same periods include $35,000 and $30,000 in expense, respectively, associated with equity awards granted to Directors.

Legal expense for the quarter ending September 30, 2017 increased over the same quarter a year ago. The increase in legal costs is due in part to management’s engagement of counsel to assist with efforts to reduce regulatory costs in the future. In addition, counsel has been sought to assist with compiling and reviewing agreements associated with loan purchases, as well as advice on the relocation of our Ellicott City branch and other branch matters, including the possible sale and relocation of our Pigtown branch within the same area of Baltimore City. Counsel also continues to assist with the collection and foreclosure process associated with problem loans, as well as consult on how to proceed with certain problem borrowers.

Income Tax Expense. We recorded tax expense of $158,000 for the three months ended September 30, 2017 after pre-tax income of $568,000, compared to a tax expense of $211,000 for the three months ended September 30, 2016 after pre-tax income of $534,000. The effective income tax rate was 27.7% for the three months ending September 30, 2017 compared to an effective income tax rate of 39.4% for the three months ending September 30, 2016. Certain items, such as bank-owned life insurance and certain municipal security interest are tax-exempt, while acquisition related expenses are not tax-deductible.

At June 30, 2017, the Company reported a net deferred tax asset of $7.5 million compared to $8.0 million at March 31, 2017. The change is primarily due to the decrease in net operating loss (NOL) carryforwards attributable to the net income reported for the first half of fiscal 2018. The NOL carryforwards have a defined expiration date of 20 years from the date of creation.

In accordance with Accounting Standards Codification (ASC) 740, Accounting for Income Taxes, the Company continually assesses whether a deferred tax asset is more likely than not to be realized based on an evaluative process that considers all available positive and negative evidence. As part of this evaluative process, management considers the following sources of taxable income: 1) the future reversals of taxable temporary differences; 2) future taxable income exclusive of reversing temporary differences and carryforwards; 3) taxable income in prior carryback years and; 4) tax planning strategies. A deferred tax asset valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the deferred tax asset will not be realized. The Company has established a valuation allowance in the amount of $44,000 at September 30, 2017 because the Company believes that a portion of the state operating loss carryforwards and state tax credit carryforwards will not be utilized.

In making a conclusion, management has evaluated all available positive and negative evidence impacting these sources of taxable income. The positive evidence that is most heavily relied upon is future taxable income exclusive of reversing temporary differences and carryforwards. Based upon our analysis, there is more positive evidence than negative regarding the utilization of our deferred tax asset and the realization of our recorded deferred tax asset at September 30, 2017.

Results of Operations for the Six Months Ended September 30, 2017 and 2016 (unaudited)

General. Net income was $803,000, or $0.25 per basic and diluted common share for the six-month period ended September 30, 2017 compared to a net loss of $12,000, or $(0.00) per basic and diluted common share for the same period in fiscal 2017, a period-over-period increase of $815,000. The increase in net results of operations resulted primarily from a $555,000 increase in net interest income and a $590,000 decrease in noninterest expenses, partially offset by a $20,000 increase in the provision for loan losses and a $319,000 increase in income tax expense.

Net Interest Income. Net interest income increased $555,000, or 8.4%, to $7.2 million for the six months ended September 30, 2017 compared to $6.6 million for the six months ended September 30, 2016. The increase in net interest income was due to a $773,000 increase in interest revenue, partially offset by a $218,000 increase in interest expense. The increase in interest revenue was due to an increase in the average balance of interest-earning assets, particularly higher yielding loans, as well as an increase in average yield on interest-earning assets. The average balance in interest-earning assets increased $17.0 million, or 3.8%, over the first half of fiscal year 2018 compared to the same period in fiscal 2017, while the average yield increased 20 basis points to 3.76% from 3.56%, respectively. The average balances increased period-over-period due in part to the acquisition of Fraternity, which occurred in May 2016 of the prior year period. Over this same period, the Bank was also able to increase the average balance of higher interest-earning assets, in particular loans, both organically and through loan purchases. We purchased a $23.4 million residential loan portfolio in March 2017, a $15.4 million commercial business loan portfolio in June 2017, and an $18.4 million consumer loan portfolio in August 2017.

The increase in the average balance of interest-earning assets for the six-month period ended September 30, 2017 compared to the same period a year ago was offset by a $14.6 million increase in the average balance of interest-bearing liabilities over the same period. The increase is also attributable to deposits and borrowings assumed in the Fraternity acquisition, as well as management’s focus on increasing the deposit base and entering into new borrowings to fund loan growth. The average cost of interest-bearing liabilities for the comparative periods increased 8 basis points from 0.70% for the six months ended September 30, 2016 to 0.78% for the six months ended September 30, 2017. Our net interest margin increased 13 basis points from 2.94% to 3.07% over this same period, respectively.

Interest Revenue. Interest revenue increased $773,000, or 9.6% to $8.8 million during the six months ended September 30, 2017 compared to $8.1 million for the six months ended September 30, 2016. The increase resulted from increases in interest and fees on loans and interest revenue earned on investment securities, partially offset by a decrease in revenue from federal funds sold and other bank deposits.

Interest and fees on loans increased $639,000, or 8.9%, to $7.8 million for the six months ended September 30, 2017, compared to $7.1 million for the six months ended September 30, 2016. The increase in interest and fees on loans is due to a $42.7 million increase in the average balance of net loans from $302.7 million to $345.5 million period-over-period. The increase in average loans is attributable to the loans acquired in the Fraternity acquisition, which was completed in May 2016, as well as organic growth generated by our commercial lending area and strategic loan purchases over the past three quarters. Partially offsetting the revenue derived from an increase in the average balance of loans is a 21-basis point decline in the average yield earned on loans from 4.72% for the six months ended September 30, 2016 to 4.51% for the six months ended September 30, 2017. The decline in yield is a result of the extended low interest rate environment and the competitive pressure relating to pricing.

Interest revenue on investment securities increased $172,000 to $959,000 for the six months ended September 30, 2017 from $787,000 for the six months ended September 30, 2016. The average balance of investment securities increased by $14.8 million, or 17.2%, to $100.8 million for the six months ended September 30, 2017 from $86.0 million for the same period last year, while the average yield also increased 7 basis points to 1.90% from 1.83%, respectively. The largest increase in investment securities was in mortgage-backed securities, which increased $12.3 million to $76.5 million for the six months ended September 30, 2017 from $64.2 million for the same period last year. The average balance of investment securities also increased for the six-month period-over-period by $2.5 million. The increase in average investments is attributable to the Fraternity acquisition, along with utilizing the excess cash acquired in the Fraternity acquisition to purchase new securities in the second half of fiscal 2017.

Interest Expense. Interest expense increased $218,000, or 15.5%, to $1.6 million for the six months ended September 30, 2017 compared to $1.4 million for the same period in fiscal 2017. The primary reason for this increase is due to the increase in the average balance and cost of borrowings, and to a lesser extent the increase in the average balance and cost of interest-bearing deposits. For the six-month period ended September 30, 2017, average interest-bearing borrowings were $39.2 million compared to an average balance of $25.2 million for the same period a year ago. The borrowings primarily consisted of advances from the Federal Home Loan Bank. At September 30, 2017, the Bank had $52.6 million in outstanding advances from the FHLB, including $19.0 million in new advances that were used to fund the consumer loan portfolio purchased in August 2017 and $16.0 million in borrowings assumed through the Fraternity and Fairmount acquisitions. These borrowings carried an average rate of 1.49% for the six months ended September 30, 2017 compared to 0.95% for the period ended September 30, 2016. Borrowing from the FHLB in today’s low interest rate environment can be a more cost effective means to obtain funds if deposits are not growing compared to selling investment securities that were earning a higher yield.

The average balance of interest-bearing deposits increased $557,000 to $376.5 million for the six months ended September 30, 2017 from $375.9 million for the six months ended September 30, 2016. The average cost of deposits increased from 0.68% to 0.71% for those same periods. We have begun to increase the rates on a portion of our deposit products and run various deposit promotions as the demand for deposits is becoming more competitive in the marketplace During the most recent quarter and last quarter of fiscal 2017, we began to run a money market promotion with a 6-month promotional rate as a means to attract core deposits. As a result, the average cost associated with money market accounts increased from 0.30% to 0.53% for the six-month periods ended September 30, 2016 and 2017, respectively.

For the six-month period ended September 30, 2017, the average interest-bearing deposit balances increased for all types of deposits, except certificates of deposits, when compared to the same period last year. These increases are a result of the Fraternity acquisition, as well as promotional efforts to raise funds for new loan growth. We remain focused on changing the mix of our deposit portfolio by maintaining our maturing certificates of deposits and growing lower cost core deposits, including savings, interest-bearing checking and money market accounts. The average balance of core interest-bearing deposits increased $17.7 million, or 15.1%, to $134.6 million for the six months ended September 30, 2017 compared to $117.0 million for the six months ended September 30, 2016. The average balance of time deposits, however, decreased $17.1 million, or 6.6%, to $241.8 million for the six months ended September 30, 2017 compared to $258.9 million for the six months ended September 30, 2016. The decrease in time deposits is related to the competitive interest rate market, as well as the decrease in our customer base that is attributable to an aging demographic.

Noninterest-bearing deposits allow us to fund growth in interest-earning assets at minimal cost. Average noninterest-bearing deposits increased $6.9 million, or 30.5%, to $29.5 million for the six months ended September 30, 2017, compared to $22.6 million for the six months ended September 30, 2016. This increase resulted from the efforts of our cash management personnel, commercial loan officers working with commercial clients to move their deposit relationship to Hamilton Bank and the acquisition of Fraternity.

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

	Six Months Ended September 30,
	(dollars in thousands)
	2017			2016
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Cash and cash equivalents	$23,029	$81	0.70%	$63,530	$119	0.37%
Investment securities (1)	24,298	306	2.52%	21,839	268	2.45%
Mortgage-backed securities	76,496	653	1.71%	64,166	519	1.62%
Loans receivable, net (2)	345,455	7,787	4.51%	302,715	7,148	4.72%
Total interest-earning assets	469,278	8,827	3.76%	452,250	8,054	3.56%
Noninterest-earning assets	43,701			38,645
Total assets	$512,979			$490,895

Interest-bearing liabilities:
Certificates of deposit	$241,804	$1,129	0.93%	$258,920	$1,166	0.90%
Money Market	64,082	169	0.53%	58,237	86	0.30%
Statement savings	44,117	27	0.12%	42,031	32	0.15%
NOW accounts	26,450	5	0.04%	16,708	2	0.02%
Total interest-bearing deposits	376,453	1,330	0.71%	375,896	1,286	0.68%
Borrowings	39,211	293	1.49%	25,180	119	0.95%
Total interest-bearing liabilities	415,664	1,623	0.78%	401,076	1,405	0.70%

Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	29,524			22,615
Other noninterest-bearing liabilities	6,891			6,183
Total liabilities	452,079			429,874
Total shareholders’ equity	60,900			61,021
Total liabilities and shareholders’ equity	$512,979			$490,895

Net interest income		$7,204			$6,649
Net interest rate spread (3)			2.98%			2.86%
Net interest-earning assets (4)	$53,614			$51,174
Net interest margin (5)			3.07%			2.94%
Average interest-earning assets to average interest-bearing liabilities	112.90%			112.76%

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

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was $280,000 charged to the provision for loan losses for the six months ended September 30, 2017 compared to a provision for loan loss of $260,000 for the six months ended September 30, 2016. The $280,000 provision for loan loss recorded in the first half of fiscal 2018 is attributable to the overall growth within the loan portfolio. This growth is in part due to the commercial business and consumer loan portfolios purchased in June and August 2017, respectively. For the six-month period ending September 30, 2016, $170,000 of the $260,000 charged to the provision for loan loss was related to two performing TDRs that were charged a risk adjusted rate of interest when their modified rate period expired. The remaining amount was related to organic loan growth and not a product of charge-offs, as reflected in the table below.

The allowance for loan losses was $2.5 million, or 41.9% of non-performing loans at September 30, 2017 compared to $1.9 million, or 48.6% of non-performing loans at September 30, 2016. The lower percentage overall at September 30, 2017 is due to two commercial real estate relationships with a combined book balance of $4.7 million that are on nonaccrual. If these loans were excluded, the allowance for loan losses as a percentage of non-performing loans at September 30, 2017 would be 206.8%. These loans are reported at their estimated fair value and any respective charge-offs were taken in prior periods.

During the six months ended September 30, 2017, loan charge-offs totaled $25,000 with recoveries of $21,000, compared to $47,000 in charge-offs and $27,000 in recoveries during the six months ended September 30, 2016. During fiscal year 2018, we expect that we will continue our emphasis in organically growing commercial real estate and commercial business loans, which have higher interest rates than one-to four-family mortgage loans, but are generally considered to bear higher risk than one-to four-family mortgage loans and could contribute to higher loan loss provisions going forward.

Summary of Allowance for Loan Losses Activity. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Six Months Ended
	September 30,
	2017	2016
	(dollars in thousands)

Allowance for loan losses at beginning of period	$2,195	$1,702
Charge-offs:
Real estate loans:
Residential	9	44
Investor	15	-
Commercial	-	-
Construction	-	-
Commercial business	-	2
Home equity	-	-
Consumer	1	1
Total charge-offs	25	47
Recoveries	21	27
Net charge-offs	4	20
Provision for loan losses	280	260
Allowance for loan losses at end of period	$2,471	$1,942

Allowance for loan losses to non-performing loans	41.92%	48.62%
Allowance for loan losses to total loans outstanding at the end of the period	0.67%	0.59%
Net charge-offs to average loans outstanding during the period (annualized)	0.00%	0.01%

Noninterest Revenue. Noninterest revenue remained relatively unchanged, increasing to $561,000 for the six months ended September 30, 2017, compared to $552,000 for the six months ended September 30, 2016. The following table outlines the changes in noninterest revenue for the six-month periods.

	Six months ended
	September 30,
	2017	2016	$ Change	% Change
Service charges	$238,050	$214,608	$23,442	10.9
Gain on sale of investment securities	10,381	-	10,381	N/A
Gain on sale of loans held for sale	-	21,609	(21,609)	(100.0)
Earnings on bank-owned life insurance	246,393	238,626	7,767	3.3
Other fees and commissions	66,112	77,153	(11,041)	(14.3)

Total noninterest revenue	$560,936	$551,996	$8,940	1.6

Noninterest revenue was impacted during the six months ended September 30, 2017 by increases in service charges and earnings on bank-owned life insurance, along with decreases in gain on sale of loans held for sale and other fees and commissions.

Service charges associated with retail and commercial deposit products increased during the six months ended September 30, 2017 compared to the same period a year ago in part due to the Fraternity acquisition and management’s continued focus on growing core deposits, particularly checking accounts, which typically generate more service fee income. We continuously review our fee structure on transactional accounts so that we may be more aligned with our market. Customers, however, have become more cost conscious of fees and better manage their deposit relationship with the Bank.

The increase in earnings on bank-owned life insurance (BOLI) is associated with the $5.1 million in BOLI assumed in the Fraternity acquisition in May 2016. The revenue earned from an increase in the average balance, is partially offset by a decrease in the rate earned on the outstanding BOLI policies, else revenue would have been higher. The revenue earned from BOLI is exempt for tax purposes.

Offsetting the increases in noninterest revenue for the six months ended September 30, 2017 was a decrease in gain on the sale of loans held for sale. Gain on sale of loans held for sale represents revenue earned on loans sold in the secondary market at a premium. Over the past several years, we typically sold our newly originated residential mortgage loans in the secondary market to better manage interest rate risk in a rising rate environment. During the second half of fiscal 2017, however, the Company began to hold in portfolio our residential loan originations to partially offset the increased run-off associated with this loan type. Consequently, there were no loans sold during the first six months of fiscal 2018 compared to the same period last last year in which several loans were sold at a gain of $22,000.

Other fees and commissions include loan fees charged to customers, merchant credit card fees, and other smaller fees. The decrease with respect to the six months ended September 30, 2017 compared to six months ended September 30, 2016, as shown in the table above, is primarily related to loan fees. Loan fees include various charges to customers for loan applications, processing, and/or extensions. Loan fees for the six months ending September 30, 2017 declined $21,000 to $38,000, compared to $59,000 for the same period a year ago.

Gains on investment securities are also reported as noninterest revenue. During August 2017 we sold several securities with a book value of $4.2 million and recognized a gain of $10,000 for the six months ended September 30, 2017. For the comparable six-month period ended September 30, 2016, no securities were sold and no gains or losses were recognized.

Noninterest Expense. Noninterest expense decreased $590,000, or 8.5%, to $6.4 million for the six months ended September 30, 2017 compared to $7.0 million for the six months ended September 30, 2016. The following table outlines the changes in noninterest expense for those periods.

	Six months ended
	September 30,
	2017	2016	$ Change	% Change
Salaries and benefits	$3,711,999	$3,434,908	$277,091	8.1
Occupancy	500,253	474,771	25,482	5.4
Advertising	41,198	75,330	(34,132)	(45.3)
Furniture and equipment	169,738	197,760	(28,022)	(14.2)
Data processing	346,356	376,811	(30,455)	(8.1)
Legal services	220,994	113,448	107,546	94.8
Other professional services	392,820	545,514	(152,694)	(28.0)
Merger related expenses	-	197,233	(197,233)	(100.0)
Branch consolidation expense	-	437,424	(437,424)	(100.0)
Deposit insurance premiums	130,890	188,188	(57,298)	(30.4)
Foreclosed real estate expense and losses	1,299	8,108	(6,809)	(84.0)
Other operating	854,366	910,260	(55,894)	(6.1)

Total noninterest expense	$6,369,913	$6,959,755	$(589,842)	(8.5)

The decline in noninterest expense is primarily the result of non-recurring costs incurred in the prior year period ended September 30, 2016, including $197,000 in merger related expenses associated with the completion of our most recent acquisition of Fraternity and $437,000 in costs relating to the closing of one of our branch locations due to branch overlap from that same acquisition. Merger related expenses include fees paid to attorneys, investment bankers and accountants, data conversion, as well as other related costs. Excluding the acquisition and branch consolidation expense, overall operating expenses for the comparative periods has remained relatively unchanged in lieu of a growing loan portfolio and revenue base. The elimination of acquisition related costs and the economies of scale achieved through those same acquisitions is reflected in the improvement of our efficiency ratio from 96.6% for the six months ended September 30, 2016 to 82.0% for the six months ended September 30, 2017. We are realizing the benefit of operating as a larger financial institution and the ability to offset expenses against greater revenue.

Many of the other noninterest expense items shown in the table above declined during the six months ending September 30, 2017 as compared to the same period a year ago. Certain expenses, including furniture and equipment, data processing, and other operating expenses, declined as a result of management’s continued focus on reducing costs where applicable. Some of these reductions have been obtained through the review or negotiation of vendor contracts, analysis of alternative sources, and more efficient means. Advertising expense decreased because we hired a full-time marketing director versus outsourcing to a third-party vendor. Federal deposit insurance premiums were lower due to a reduction in the rate assessed by the Federal Deposit Insurance Corporation, the government agency that insures deposits, while other professional services decreased in part due to the end of our contractual obligation under a consulting and non-compete agreement with one of the former Fraternity executives.

The largest increase in noninterest expenses for the six-month period-over-period was in salaries and benefits, which increased $277,000. During the six months ended September 30, 2017, the Company made strategic new hires that are focused on branch efficiency and new products. In addition, annual increases are awarded at this time of year and annual bonus accruals are adjusted based upon certain matrices. In the prior year period, the bonus accrual was stopped based upon the net loss reported at that time. Also included in salaries and benefits for the six months ended September 30, 2017 and 2016, is $161,000 and $158,000 in expense, respectively, relating to equity awards granted to officers under the Company’s Equity Incentive Plan. The equity awards provide for management to have a vested interest in the performance of the company and share in the benefit of an increase in shareholder value. Similarly, other operating expenses for the same periods include $70,000 and $59,000 in expense, respectively, associated with equity awards granted to directors.

Legal expense for the six months ended September 30, 2017 increased over the same period a year ago due in part to management’s engagement of counsel to assist with efforts to reduce regulatory costs in the future. In addition, counsel has been sought to assist with compiling and reviewing agreements associated with loan purchases, as well as advice on the relocation of our Ellicott City branch and other branch matters, including the possible sale and relocation of our Pigtown branch within the same area of Baltimore City. Counsel also continues to assist with the collection and foreclosure process associated with problem loans, as well as consult on how to proceed with certain borrowers.

The increase in occupancy expense is primarily related to the relocation of our Ellicott City branch within the same geographic area of Howard County. Due the timing and ability to move into the new location, the Bank had to pay rent expense on both the current and new property for a one-month period. In addition, there were costs incurred in the period associated with the relocation that were not capitalized. The new branch location in Ellicott City opened in July 2017.

Income Tax Expense. We recorded tax expense of $312,000 for the six months ended September 30, 2017 after pre-tax income of $1.1 million, compared to a tax benefit of $7,000 for the six months ended September 30, 2016 after a pre-tax net loss of $19,000. The effective income tax rate was 28.0% for the six months ending September 30, 2017 compared to a negative effective income tax rate of 38.1% for the six months ending September 30, 2016. Certain items, such as bank-owned life insurance and certain municipal security interest are tax-exempt, while acquisition related expenses are not tax-deductible.

At September 30, 2017, the Company reported a net deferred tax asset of $7.5 million compared to $8.0 million at March 31, 2017. The change is primarily due to the decrease in net operating loss (NOL) carryforwards attributable to the net income reported for the first half of fiscal 2018. The NOL carryforwards have a defined expiration date of 20 years from the date of creation.

In accordance with Accounting Standards Codification (ASC) 740, Accounting for Income Taxes, the Company continually assesses whether a deferred tax asset is more likely than not to be realized based on an evaluative process that considers all available positive and negative evidence. As part of this evaluative process, management considers the following sources of taxable income: 1) the future reversals of taxable temporary differences; 2) future taxable income exclusive of reversing temporary differences and carryforwards; 3) taxable income in prior carryback years and; 4) tax planning strategies. A deferred tax asset valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the deferred tax asset will not be realized. The Company has established a valuation allowance in the amount of $44,000 at September 30, 2017 because the Company believes that a portion of the state operating loss carryforwards and state tax credit carryforwards will not be utilized.

In making a conclusion, management has evaluated all available positive and negative evidence impacting these sources of taxable income. The positive evidence that is most heavily relied upon is future taxable income exclusive of reversing temporary differences and carryforwards. Based upon our analysis, there is more positive evidence than negative regarding the utilization of our deferred tax asset and the realization of our recorded deferred tax asset at September 30, 2017.

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

We also have the ability to borrow from the FHLB to meet our funding and liquidity needs. At September 30, 2017, we had $52.6 million in borrowings from the FHLB, of which $16.0 million were assumed through acquisitions, and the capacity to borrow approximately $75.3 million more, subject to our pledging sufficient assets.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending, and investing activities during any given period. At September 30, 2017, cash and cash equivalents totaled $10.7 million and securities classified as available-for-sale amounted to $91.0 million.

Total deposits decreased $18.7 million over the six months ended September 30, 2017, while decreasing $28.2 million since September 30, 2016, including $16.0 million in deposits in the last half of fiscal 2017 associated with one deposit customer. The $16.0 million in deposits consisted of money market accounts and was expected to be short-term. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. In the first quarter of fiscal 2017, we made a conscious effort to grow our lower costing core deposits (considered to be all deposits other than certificates of deposit) and retain maturing certificates of deposits through various promotions to assist in funding organic loan growth and potential loan purchases. Certificates of deposit allow us to lock in those funds for an extended period based upon current interest rates. At September 30, 2017, certificates of deposit scheduled to mature within one year totaled $124.4 million, or 52.7% of certificates of deposit. The percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods due to the current low interest rate environment, expectation of rising rates, and local competitive pressures. Whether we retain these deposits will be determined in part by the interest rates we are willing to pay on such deposits. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit due on or before September 30, 2018.

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. At September 30, 2017, we had $62.4 million in commitments to extend credit outstanding.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2017, we exceeded all the applicable regulatory capital requirements for the Bank, including the new requirement under Basel III to obtain a minimum common equity core (Tier 1) capital to risk-weighted assets ratio of 4.5%. To be classified as a well-capitalized bank, we must have a common equity core (Tier 1) capital to risk-weighted assets ratio of at least 6.5%. For the year ended September 30, 2017, our common equity to Tier 1 capital was $41.7 million, or 11.32%, of total risk-weighted assets compared to $40.1 million, or 12.13% of total risk-weighted assets for the year ended March 31, 2017.

Our core (Tier 1) capital was $41.4 million and $40.1 million, or 8.38% and 8.28% of adjusted total assets, at September 30, 2017 and March 31, 2017, respectively. In order to be classified as “well-capitalized” under federal banking regulations, we were required to have core capital of at least $24.7 million, or 5.0% of adjusted assets, as of September 30, 2017. To be classified as a well-capitalized bank, we must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%, and a Tier 1 risk-based capital to risk-weighted assets of at least 8%. At September 30, 2017 and March 31, 2017, we had total risk-based capital ratios of 12.01% and 12.81%, respectively, and Tier 1 risk-based capital ratios of 11.32% and 12.13%, respectively. Our regulatory risk weighted capital ratios decreased during the first half of fiscal 2018 as a result of our risk-weighted assets increasing due to the Fraternity acquisition and to a lesser extent, increases within the loan portfolio due to organic growth and loan purchases.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 29, 2017. As of September 30, 2017, the risk factors of the Company have not changed materially from those disclosed in the annual report.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of September 30, 2017 (unaudited) and March 31, 2017; (ii) the Consolidated Statements of Operations for the three and six months ended September 30, 2017 and 2016 (unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2017 and 2016 (unaudited); (iv) the Consolidated Statements of Equity for the six months ended September 30, 2017 and 2016 (unaudited); (v) the Consolidated Statement of Cash Flows for the six months ended September 30, 2017 and 2016 (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

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

HAMILTON BANCORP, INC.

Date: November 14, 2017	/s/ Robert A. DeAlmeida
Robert A. DeAlmeida
President and Chief Executive Officer

Date: November 14, 2017	/s/ John P. Marzullo
John P. Marzullo
Senior Vice President, Chief Financial Officer and Treasurer