Form 10-Q
period 2017-12-31
Hamilton Bancorp, Inc.
filed 2018-02-14
CIK 1551739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017

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

YES [   ]     NO [X]

The Registrant’s common stock, par value $0.01 per share, consisted of 3,411,075 shares issued and outstanding as of February 14, 2018.

Hamilton Bancorp, Inc. and Subsidiaries

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

December 31, 2017 and March 31, 2017

	December 31,	March 31,
	2017	2017
	(Unaudited)	(Audited)
Assets
Assets
Cash and due from banks	$9,808,784	$24,436,793
Federal funds sold	278,054	4,917,128
Cash and cash equivalents	10,086,838	29,353,921
Certificates of deposit held as investment	499,212	499,280
Securities available for sale, at fair value	79,385,066	102,429,128
Federal Home Loan Bank stock, at cost	3,103,900	2,020,200
Loans	388,997,498	338,933,198
Allowance for loan losses	(2,609,537)	(2,194,815)
Net loans and leases	386,387,961	336,738,383
Premises and equipment, net	3,865,095	3,674,280
Premises and equipment held for sale	-	547,884
Foreclosed real estate	451,248	503,094
Accrued interest receivable	1,513,148	1,310,080
Bank-owned life insurance	18,623,339	18,253,348
Deferred income taxes	5,208,321	7,976,850
Goodwill and other intangible assets	9,208,280	9,302,828
Other assets	1,619,735	1,920,740
Total Assets	$519,952,143	$514,530,016

Liabilities and Shareholders' Equity
Liabilities
Noninterest-bearing deposits	$27,337,694	$30,401,454
Interest-bearing deposits	365,353,296	382,454,320
Total deposits	392,690,990	412,855,774
Borrowings	62,765,387	36,124,899
Advances by borrowers for taxes and insurance	1,108,006	1,868,110
Other liabilities	3,982,573	3,890,003
Total liabilities	460,546,956	454,738,786

Commitments and contingencies	-	-

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized. Issued and outstanding: 3,411,075 shares at December 31, 2017 and March 31, 2017	34,111	34,111
Additional paid in capital	32,050,303	31,656,235
Retained earnings	30,606,613	31,730,673
Unearned ESOP shares	(2,073,680)	(2,221,800)
Accumulated other comprehensive loss	(1,212,160)	(1,407,989)
Total shareholders' equity	59,405,187	59,791,230
Total Liabilities and Shareholders' Equity	$519,952,143	$514,530,016

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

Three and Nine Months Ended December 31, 2017 and 2016

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016

Interest revenue
Loans, including fees	$4,104,127	$3,878,223	$11,890,765	$11,026,020
U.S. treasuries, government agencies and FHLB stock	37,836	33,022	117,034	182,130
Municipal and corporate bonds	102,847	107,564	329,386	226,230
Mortgage-backed securities	297,851	310,709	951,330	829,437
Federal funds sold and other bank deposits	18,998	28,065	100,145	147,504
Total interest revenue	4,561,659	4,357,583	13,388,660	12,411,321

Interest expense
Deposits	714,350	673,348	2,044,413	1,959,630
Borrowed funds	209,926	74,336	502,830	192,977
Total interest expense	924,276	747,684	2,547,243	2,152,607

Net interest income	3,637,383	3,609,899	10,841,417	10,258,714
Provision for loan losses	345,000	780,000	625,000	1,040,006
Net interest income after provision for loan losses	3,292,383	2,829,899	10,216,417	9,218,708

Noninterest revenue
Service charges	109,151	104,882	347,201	319,489
(Loss) gain on sale of investment securities	(12,736)	23,720	(2,356)	23,720
Gain on sale of loans held for sale	-	1,438	-	23,047
Gain (loss) on sale of property and equipment	212,743	(11,043)	212,743	(11,043)
Earnings on bank-owned life insurance	123,597	126,302	369,991	364,928
Other	29,860	42,784	95,972	119,937
Total noninterest revenue	462,615	288,083	1,023,551	840,078

Noninterest expenses
Salaries	1,445,336	1,354,327	4,415,848	4,092,481
Employee benefits	373,699	359,987	1,115,185	1,056,741
Occupancy	259,595	234,310	759,848	709,081
Advertising	22,487	16,305	63,685	91,635
Furniture and equipment	92,894	93,058	262,632	290,818
Data processing	176,114	206,596	522,469	583,407
Legal services	153,615	47,831	374,610	161,278
Other professional services	218,879	284,979	611,699	808,309
Merger related expenses	-	-	-	219,417
Branch consolidation expense	-	-	-	437,424
Deposit insurance premiums	91,470	63,571	222,359	251,759
Foreclosed real estate expense and losses (gains)	43,706	(1,578)	45,005	6,530
Other operating	452,423	457,466	1,306,791	1,367,726
Total noninterest expense	3,330,218	3,116,852	9,700,131	10,076,606

Income (loss) before income taxes	424,780	1,130	1,539,837	(17,820)
Income tax expense (benefit)	2,351,970	(58,239)	2,663,897	(65,466)
Net (loss) income	$(1,927,190)	$59,369	$(1,124,060)	$47,646

Net (loss) income per common share:
Basic	$(0.60)	$0.02	$(0.35)	$0.01
Diluted	$(0.60)	$0.02	$(0.35)	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

Three and Nine Months Ended December 31, 2017 and 2016

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016

Net (loss) income	$(1,927,190)	$59,369	$(1,124,060)	$47,646
Other comprehensive income (loss):
Unrealized (loss) gain on investment securities available for sale	(393,475)	(2,467,108)	243,772	(2,380,040)
Reclassification adjustment for realized loss (gain) on investment securities available for sale included in net income	12,736	(23,720)	2,356	(23,720)
Total unrealized (loss) gain on investment securities available for sale	(380,739)	(2,490,828)	246,128	(2,403,760)
Unrealized gain (loss) on derivative transactions	122,388	-	22,784	-
Income tax (benefit) expense relating to investment securities available for sale and derivative transactions	(101,906)	(982,508)	73,083	(948,164)
Other comprehensive (loss) income	(156,445)	(1,508,320)	195,829	(1,455,596)

Total comprehensive (loss)	$(2,083,635)	$(1,448,951)	$(928,231)	$(1,407,950)

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Nine Months Ended December 31, 2017 and 2016

					Accumulated
		Additional		Unearned	other	Total
	Common	paid-in	Retained	ESOP	comprehensive	shareholders'
	stock	capital	earnings	shares	income (loss)	equity

Balances April 1, 2016	$34,136	$31,242,731	$32,659,455	$(2,369,920)	$(21,819)	$61,544,583
Net income	-	-	47,646	-	-	47,646
Unrealized loss on available for sale securities, net of tax effect of $ (948,164)	-	-	-	-	(1,455,596)	(1,455,596)
Stock based compensation - options	-	156,907	-	-	-	156,907
Stock based compensation - restricted stock	-	169,279	-	-	-	169,279
ESOP shares alocated for release	-	62,951	-	148,120	-	211,071

Balances December 31, 2016	$34,136	$31,631,868	$32,707,101	$(2,221,800)	$(1,477,415)	$60,673,890

Balances April 1, 2017	$34,111	$31,656,235	$31,730,673	$(2,221,800)	$(1,407,989)	$59,791,230
Net loss	-	-	(1,124,060)	-	-	(1,124,060)
Unrealized gain on available for sale securities, net of tax effect of $97,085	-	-	-	-	149,043	149,043
Unrealized loss on derivative transactions, net of tax effect of $(24,002)	-	-	-	-	46,786	46,786
Stock based compensation - options	-	172,177	-	-	-	172,177
Stock based compensation - restricted stock	-	173,457	-	-	-	173,457
ESOP shares alocated for release	-	48,434	-	148,120	-	196,554

Balances December 31, 2017	$34,111	$32,050,303	$30,606,613	$(2,073,680)	$(1,212,160)	$59,405,187

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended December 31, 2017 and 2016

	Nine Months Ended
	December 31,
	2017	2016

Cash flows from operating activities
Interest received	$13,864,923	$12,443,330
Fees and commissions received	444,472	428,385
Interest paid	(3,236,631)	(3,005,077)
Cash paid to suppliers and employees	(8,418,190)	(8,881,370)
Origination of loans held for sale	-	(2,397,825)
Proceeds from sale of loans held for sale	-	2,680,322
Income taxes payable (refundable)	31,549	(1,479,473)
Net cash provided (used) by operating activities	2,686,123	(211,708)

Cash flows from investing activities
Acquisition, net of cash acquired	-	(11,006,813)
Proceeds from maturing and called securities available for sale, including principal pay downs	12,219,990	24,634,898
Proceeds from sale of investment securities available for sale	11,608,699	4,273,234
Purchase of investment securities available for sale	(1,208,990)	(50,585,898)
Proceeds from maturing and called certificates of deposit	-	1,724,000
Proceeds from sale of certificates of deposit	-	2,228,273
Purchase of Federal Home Loan Bank stock	(1,083,700)	-
Redemption of Federal Home Loan Bank stock	-	185,000
Loans made, net of principal repayments	778,762	(1,442,039)
Purchase of loan portfolios	(51,049,819)	-
Purchase of premises and equipment	(443,450)	(190,682)
Proceeds from sale of premises and equipment	769,914	429,177
Proceeds from sale of foreclosed real estate	35,896	-
Net cash used by investing activities	(28,372,698)	(29,750,850)

Cash flows from financing activities
Net increase (decrease) in
Deposits	(19,836,138)	(15,202,712)
Advances by borrowers for taxes and insurance	(760,104)	32,484
Proceeds from borrowings	40,000,000	-
Payments of borrowings	(13,007,050)	(4,000,000)
Interest rate swap on FHLB borrowings	22,784	-
Net cash (provided) used by financing activities	6,419,492	(19,170,228)

Net decrease in cash and cash equivalents	(19,267,083)	(49,132,786)

Cash and cash equivalents at beginning of period	29,353,921	67,448,536

Cash and cash equivalents at end of period	$10,086,838	$18,315,750

Supplemental Disclosures of Cash Flow Information:
Total cash consideration paid for Fraternity Acquisition	$-	$25,704,871
Less cash acquired	-	14,698,058
Acquisition, net of cash acquired	$-	$11,006,813

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

	Nine Months Ended
	September 30,
	2017	2016

Reconciliation of net (loss) income to net cash provided (used) by operating activities
Net (loss) income	$(1,124,060)	$47,646
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities
Amortization of premiums on certificates of deposit	68	12,927
Amortization of premiums on securities	668,133	600,201
Loss (gain) on sale of investment securities	2,356	(23,720)
Loan discount amortization (accretion)	46,841	(103,330)
Deposit premium amortization	(328,646)	(455,107)
Borrowing premium amortization	(352,463)	(404,632)
Core deposit intangible asset amortization	94,548	89,506
Premises and equipment depreciation and amortization	243,348	251,976
Gain (loss) on disposal of premises and equipment	(212,743)	11,043
Loss on sale of foreclosed real estate	1,299	-
Stock based compensation	345,634	326,186
Provision for loan losses	625,000	1,040,006
ESOP shares allocated for release	196,555	211,071
Decrease (increase) in:
Accrued interest receivable	(203,068)	(533,222)
Loans held for sale	-	259,450
Cash surrender value of life insurance	(369,991)	(364,927)
Income taxes refundable and deferred income taxes	2,695,446	(1,544,939)
Other assets	301,007	2,300,101
Increase (decrease) in:
Accrued interest payable	(8,279)	7,269
Deferred loan origination fees	(35,711)	55,433
Other liabilities	100,849	(1,994,646)
Net cash provided (used) by operating activities	$2,686,123	$(211,708)

Noncash investing activity
Real estate acquired through foreclosure	$17,305	$17,205

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2017

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

On December 21, 2017, the Bank converted its charter from a federal savings bank to a Maryland state-chartered commercial bank and now operates under the laws of the State of Maryland. In conjunction with the Bank’s charter conversion, Hamilton Bancorp converted from a savings and loan holding company to a bank holding company. The charter conversion is part of the Bank’s strategic plan which will allow it to continue to focus on growth opportunities in commercial, consumer and mortgage lending as well as small business and retail banking. The Maryland Office of the Commissioner of Financial Regulation will serve as the Bank's primary regulator with federal oversight provided by the Federal Deposit Insurance Corporation.  Hamilton Bancorp will continue to be regulated by the Federal Reserve Board.

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

Hamilton Bancorp is a holding company that operates a community bank with seven branches in the Baltimore-metropolitan area. Its primary deposit products are certificates of deposit and demand, savings, and money market accounts. Its primary lending products consist of real estate mortgages, along with commercial and consumer loans. Hamilton Bancorp’s primary source of revenue is derived from loans to customers, who are predominately small and middle-market businesses and middle-income individuals.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. We derived the balances as of March 31, 2017 from audited financial statements. Operating results for the three and nine months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018, or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017. Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation.

HAMILTON BANCORP, INC. AND SUBSIDIARY

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

Investment Securities. Management determines the appropriate classification of investment securities at the time of purchase. Securities that may be sold before maturity are classified as available for sale and carried at fair value. Investment securities that management has the intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. All investment securities held by Hamilton at December 31, 2017 and March 31, 2017 are classified as available for sale.

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

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

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

Income Taxes. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities (excluding deferred tax assets and liabilities related to business combinations or components of other comprehensive income). Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.

On December 22, 2017, the Tax Cuts and Jobs Act was passed into law (“TCJA”).  The TCJA includes a broad range of tax reform including changes to tax rates and deductions that are effective January 1, 2018. The decrease in the enacted corporate tax rate expected to apply when the Company’s temporary differences are realized or settled ultimately resulted in a one-time revaluation of the Company’s net deferred tax asset of $2.2 million in December 2017 with a corresponding charge to income tax expense. The tax effects of the TCJA increased income tax expense to a level that reduced net income to a net loss for both the three and nine-month periods ending December 31, 2017.

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

ASU No. 2017-09, Compensation – Stock Compensation (Topic 718). The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: 1.) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification, 2.) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and, 3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this. ASU No. 2017-09 became effective for interim and annual periods beginning after December 15, 2017 and did not have a material impact on the consolidated financial statements.

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

ASU 2016-13, Financial Instruments – Credit Losses. The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the guidance in this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate credit losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The guidance in this update for public business entities is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Hamilton Bancorp is in the process of implementing a committee and has begun to gather loan information and consider acceptable methodologies to comply with this ASU. The implementation team will meet periodically to discuss the latest developments and updates via webcasts, publications, and conferences. Hamilton Bancorps’ evaluation indicates that the provisions of ASU No. 2016-13 are expected to impact its consolidated financial statements, in particular the level of the reserve for loan losses. We are, however, continuing to evaluate the extent of the potential impact.

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

ASU 2016-02, Leases (Topic 842). From the lessee’s perspective, the new ASU standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for lessees. The guidance also eliminates the current real estate-specific provision and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs. With respect to lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. All entities will classify leases to determine how to recognize lease-related revenue and expense. In applying this guidance entities will also need to determine whether an arrangement contains a lease or service agreement. Disclosures are required by lessees and lessors to meet the objective of enabling users of financials statements to assess the amount, timing, and uncertainty of cash flows arising from leases. For public entities, this guidance is effective for the first interim or annual period beginning after December 15, 2018. Early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is assessing this guidance to determine its impact on the Company’s financial position, results of operations and cash flows.

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

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

As required by the acquisition method of accounting, we have adjusted the acquired assets and liabilities of Fraternity to their estimated fair value on the date of acquisition and added them to those of Hamilton Bancorp. Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which we have based on level 3 valuation estimates and assumptions that were subject to change through the measurement date of May 2017, we have allocated the purchase price for Fraternity as follows:

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

Of the total estimated purchase price, we have allocated $23.6 million to net tangible assets acquired and we have allocated $242,020 to the core deposit intangible which is a definite lived intangible asset. We have allocated the remaining purchase price to goodwill. We will amortize the core deposit intangible on a straight-line basis over its estimated useful life of eight years. We will evaluate goodwill annually for impairment.

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

Fraternity Pro forma Condensed Combined Financial Information. The consolidated statements of operations data for the unaudited pro forma results for the three and nine-month periods ended December 31, 2017 and 2016 as if the Fraternity acquisition had occurred as of the beginning of fiscal 2016 and 2017 are deemed immaterial and not presented. Due to the fact the acquisition of Fraternity occurred on May 13, 2016, the three and nine-month periods ending December 31, 2016 and 2017, as reported in this 10-Q, already include or include a significant portion of the impact of Fraternity in the consolidated statements of operations as though the acquisition occurred at the beginning of fiscal 2016 and 2017. The nine-month period ending December 31, 2016 does not reflect the full impact to the consolidated statements of operations for those nine months since the acquisition occurred towards the beginning of that respective period, however, that amount is deemed to be immaterial to the consolidated statement of operations for that period.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Fraternity acquisition expenses. In connection with the acquisition of Fraternity, the Company incurred merger related costs. These expenses were primarily related to legal, other professional services and system conversions. The following table details the expenses included in the consolidated statements of operations for the nine-month periods ending December 31, 2017 and 2016. There were no merger expenses for the three-month periods ending December 31, 2017 and 2016.

	Nine months ended December 31,
	2017	2016
Legal	$-	$55,500
Professional services	-	157,567
Other	-	6,350
Total merger related expenses	$-	$219,417

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

Both the basic and diluted earnings per share for the three and nine months ended December 31, 2017 and 2016 are summarized below:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016

Net (loss) income	$(1,927,190)	$59,369	$(1,124,060)	$47,646
Weighted average common shares outstanding - basic	3,189,056	3,177,810	3,188,949	3,177,041
Weighted average common shares outstanding - diluted	3,189,056	3,180,276	3,188,949	3,179,507
(Loss) income per common share - basic and diluted	$(0.60)	$0.02	$(0.35)	$0.01

Anti-dilutive shares	118,525	85,394	118,525	85,394

During the three and nine months ending December 31, 2017, none of the common stock equivalents were dilutive due to the loss reported during those periods.

Note 5:          Investment Securities Available for Sale

The amortized cost and fair value of securities at December 31, 2017 and March 31, 2017, are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2017	cost	gains	losses	value

U.S. government agencies	$2,756,604	$-	$25,281	$2,731,323
Municipal bonds	12,464,369	-	404,378	12,059,991
Corporate bonds	2,000,000	-	72,214	1,927,786
Mortgage-backed securities	64,104,992	20,435	1,459,461	62,665,966
	$81,325,965	$20,435	$1,961,334	$79,385,066

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
March 31, 2017	cost	gains	losses	value

U.S. government agencies	$3,525,373	$323	$13,393	$3,512,303
Municipal bonds	17,096,477	21,858	950,496	16,167,839
Corporate bonds	2,000,000	-	83,478	1,916,522
Mortgage-backed securities	81,994,305	65,094	1,226,935	80,832,464
	$104,616,155	$87,275	$2,274,302	$102,429,128

Proceeds from sales of investment securities were $7,364,939 and $4,273,234 during the three months ended December 31, 2017 and 2016, respectively, with gains of $33,747 and losses of $46,483 for the three months ended December 31, 2017 and gains of $36,131 and losses of $12,411 for the three months ended December 31, 2016.

Proceeds from sales of investment securities were $11,608,699 and $4,273,234 during the nine months ended December 31, 2017 and 2016, respectively, with gains of $57,099 and losses of $59,455 for the nine months ended December 31, 2017 and gains of $36,131 and losses of $12,411 for the nine months ended December 31, 2016.

As of December 31, 2017, and March 31, 2017, all mortgage-backed securities are backed by U.S. Government-Sponsored Enterprises (GSE’s), except one private label mortgage-backed security that was acquired in the Fraternity acquisition in May 2016 with a book value of $76,554 and fair value of $77,649 as of December 31, 2017.

As of December 31, 2017, and March 31, 2017, the Company had one pledged security to the Federal Reserve Bank with a book value of $744,186 and a fair value of $733,507 and $736,412, respectively.

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2017 and March 31, 2017 follow. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available for Sale
	December 31, 2017		March 31, 2017
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value

Maturing
Within one year	$2,012,418	$1,997,816	$-	$-
Over one to five years	1,233,485	1,212,376	4,234,642	4,240,740
Over five to ten years	3,581,591	3,485,451	5,538,313	5,404,810
Over ten years	10,393,480	10,023,457	12,848,895	11,951,114
Mortgage-backed, in monthly installments	64,104,992	62,665,966	81,994,305	80,832,464
	$81,325,966	$79,385,066	$104,616,155	$102,429,128

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following table presents the Company's investments' gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position at December 31, 2017 and March 31, 2017.

	Less than 12 months		12 months or longer		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2017	losses	value	losses	value	losses	value

U.S. government agencies	$10,679	$733,507	$14,602	$1,997,816	$25,281	$2,731,323
Municipal bonds	-	-	404,378	12,059,991	404,378	12,059,991
Corporate bonds	-	-	72,214	1,927,786	72,214	1,927,786
Mortgage-backed securities	238,033	18,514,960	1,221,428	43,065,908	1,459,461	61,580,868
	$248,712	$19,248,467	$1,712,622	$59,051,501	$1,961,334	$78,299,968

	Less than 12 months		12 months or longer		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
March 31, 2017	losses	value	losses	value	losses	value

U.S. government agencies	$13,393	$3,256,964	$-	$-	$13,393	$3,256,964
Municipal bonds	950,496	13,982,251	-	-	950,496	13,982,251
Corporate bonds	-	-	83,478	1,916,522	83,478	1,916,522
Mortgage-backed securities	941,183	66,953,532	285,752	7,016,746	1,226,935	73,970,278
	$1,905,072	$84,192,747	$369,230	$8,933,268	$2,274,302	$93,126,015

The unrealized losses that exist are a result of market changes in interest rates since the original purchase. Management systematically evaluates investment securities for other-than-temporary declines in fair value on an annual basis from the date of purchase if the respective security is in a loss position. This analysis requires management to consider various factors, which include: (1) duration and magnitude of the decline in value; (2) the financial condition of the issuer or issuers; and (3) structure of the security.

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

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 6:          Loans Receivable and Allowance for Loan Losses

Loans receivable, excluding loans held for sale, consist of the following at December 31, 2017 and March 31, 2017:

	December 31, 2017				March 31, 2017
	Legacy (1)	Acquired	Total Loans	% of Total	Legacy (1)	Acquired	Total Loans	% of Total
Real estate loans:
One-to four-family:
Residential (2)	$80,477,455	$74,701,711	$155,179,166	40%	$67,126,677	$83,892,389	$151,019,066	44%
Residential construction	6,752,565	-	6,752,565	2%	6,426,076	-	6,426,076	2%
Investor (3)	7,375,997	18,208,906	25,584,903	7%	6,742,469	18,779,644	25,522,113	8%
Commercial	100,857,452	12,160,844	113,018,296	29%	92,665,689	14,898,523	107,564,212	32%
Commercial construction	3,995,441	856,970	4,852,411	1%	1,881,541	1,308,652	3,190,193	1%
Total real estate loans	199,458,910	105,928,431	305,387,341	79%	174,842,452	118,879,208	293,721,660	87%
Commercial business (4)	38,988,229	1,928,232	40,916,461	11%	19,518,029	2,019,337	21,537,366	6%
Home equity loans	13,802,091	6,874,136	20,676,227	5%	13,278,229	7,266,141	20,544,370	6%
Consumer (5)	20,075,548	785,100	20,860,648	5%	2,258,836	937,600	3,196,436	1%
Total Loans	272,324,778	115,515,899	387,840,677	100%	209,897,546	129,102,286	338,999,832	100%
Net deferred loan origination fees and costs	(107,359)	-	(107,359)		(143,070)	-	(143,070)
Loan premium (discount)	1,792,595	(528,415)	1,264,180		619,846	(543,410)	76,436
	$274,010,014	$114,987,484	$388,997,498		$210,374,322	$128,558,876	$338,933,198
____________________________________
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

(2)

"Legacy" one-to four-family residential real estate loans at December 31, 2017 includes $13.1 million of loans purchased in the third quarter of fiscal 2018; and at March 31, 2017 includes $23.4 million of loans purchased in March 2017.

(3)	"Investor" loans are residential mortgage loans secured by non-owner occupied one-to four-family properties.
(4)	"Legacy" commercial business loans as of December 31, 2017 includes $15.4 million of commercial lease loans purchased in June 2017.
(5)	"Legacy" consumer loans as of December 31, 2017 includes $18.4 million of recreational vehicle loans purchased in August 2017.

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine-month periods ended December 31, 2017 and 2016. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Three Months Ended December 31, 2017	Residential Real Estate	Investor Real Estate	Commercial Real Estate	Commercial Construction	Commercial Business	Home Equity	Consumer	Total
Allowance for credit losses:
Beginning balance	$528,288	$52,255	$1,360,433	$12,074	$327,130	$62,570	$128,241	$2,470,991
Charge-offs	-	(111,360)	(100,236)	-	-	-	-	(211,596)
Recoveries	3,937	-	-	-	171	-	1,034	5,142
Provision for credit losses	35,875	103,790	148,707	11,100	45,987	619	(1,078)	345,000
Ending balance	$568,100	$44,685	$1,408,904	$23,174	$373,288	$63,189	$128,197	$2,609,537

Nine Months Ended December 31, 2017	Residential Real Estate	Investor Real Estate	Commercial Real Estate	Commercial Construction	Commercial Business	Home Equity	Consumer	Total
Allowance for credit losses:
Beginning balance	$553,539	$35,275	$1,375,894	$9,031	$149,461	$70,071	$1,544	$2,194,815
Charge-offs	(8,907)	(126,482)	(100,236)	-	-	-	(486)	(236,111)
Recoveries	3,937	18,129	-	-	551	-	3,216	25,833
Provision for credit losses	19,531	117,763	133,246	14,143	223,276	(6,882)	123,923	625,000
Ending balance	$568,100	$44,685	$1,408,904	$23,174	$373,288	$63,189	$128,197	$2,609,537

Allowance allocated to:
Legacy Loans:
Individually evaluated for impairment	$272,707	$-	$-	$-	$-	$-	$-	$272,707
Collectively evaluated for impairment	295,393	44,685	1,408,904	23,174	373,288	63,189	128,197	2,336,830

Acquired Loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	-	-	-	-	-	-	-

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Three Months Ended December 31, 2016	Residential Real Estate	Investor Real Estate	Commercial Real Estate	Commercial Construction	Commercial Business	Home Equity	Consumer	Total
Allowance for credit losses:
Beginning balance	$461,915	$112,739	$1,090,881	$13,092	$173,891	$88,269	$1,581	$1,942,368
Charge-offs	-	(53,187)	(621,741)	-	-	-	(2,793)	(677,721)
Recoveries	-	5,870	-	-	6,796	-	6,256	18,922
Provision for credit losses	(3,060)	24,589	763,937	29,630	(33,364)	1,952	(3,684)	780,000
Ending balance	$458,855	$90,011	$1,233,077	$42,722	$147,323	$90,221	$1,360	$2,063,569

Nine Months Ended December 31, 2016	Residential Real Estate	Investor Real Estate	Commercial Real Estate	Commercial Construction	Commercial Business	Home Equity	Consumer	Total
Allowance for credit losses:
Beginning balance	$259,895	$168,132	$901,768	$42,377	$228,199	$82,012	$19,982	$1,702,365
Charge-offs	-	(97,509)	(621,741)	-	(1,521)	-	(4,073)	(724,844)
Recoveries	-	9,043	-	-	28,827	-	8,172	46,042
Provision for credit losses	198,960	10,345	953,050	345	(108,182)	8,209	(22,721)	1,040,006
Ending balance	$458,855	$90,011	$1,233,077	$42,722	$147,323	$90,221	$1,360	$2,063,569

Allowance allocated to:
Legacy Loans:
Individually evaluated for impairment	$288,098	$-	$-	$-	$-	$-	$-	$288,098
Collectively evaluated for impairment	170,757	90,011	1,233,077	42,722	147,323	90,221	1,360	1,775,471

Acquired Loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	-	-	-	-	-	-	-

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Our recorded investment in loans at December 31, 2017 and 2016 related to each balance in the allowance for probable loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

December 31, 2017	Residential Real Estate	Investor Real Estate	Commercial Real Estate	Commercial Construction	Commercial Business	Home Equity	Consumer	Total
Legacy Loans:
Individually evaluated for impairment	$1,697,585	$121,514	$4,500,043	$-	$905,178	$21,579	$-	$7,245,899
Collectively evaluated for impairment	85,532,435	7,254,483	96,357,409	3,995,441	38,083,051	13,780,512	20,075,548	265,078,879
Ending balance	$87,230,020	$7,375,997	$100,857,452	$3,995,441	$38,988,229	$13,802,091	$20,075,548	$272,324,778

Acquired Loans:
Individually evaluated for impairment	$1,061,049	$579,172	$199,920	$-	$-	$-	$56,708	$1,896,849
Collectively evaluated for impairment	73,640,662	17,629,734	11,960,924	856,970	1,928,232	6,874,136	728,392	113,619,050
Ending balance	$74,701,711	$18,208,906	$12,160,844	$856,970	$1,928,232	$6,874,136	$785,100	$115,515,899

December 31, 2016	Residential Real Estate	Investor Real Estate	Commercial Real Estate	Commercial Construction	Commercial Business	Home Equity	Consumer	Total
Legacy Loans:
Individually evaluated for impairment	$1,773,457	$13,832	$2,036,391	$-	$781,623	$13,041	$-	$4,618,344
Collectively evaluated for impairment	49,497,566	9,656,550	92,136,832	1,655,899	19,033,550	13,724,080	2,443,559	188,148,036
Ending balance	$51,271,023	$9,670,382	$94,173,223	$1,655,899	$19,815,173	$13,737,121	$2,443,559	$192,766,380

Acquired Loans:
Individually evaluated for impairment	$984,823	$284,602	$206,463	$-	$-	$7,924	$37,576	$1,521,388
Collectively evaluated for impairment	87,497,479	22,147,634	15,305,167	1,620,552	2,506,890	7,940,379	948,717	137,966,818
Ending balance	$88,482,302	$22,432,236	$15,511,630	$1,620,552	$2,506,890	$7,948,303	$986,293	$139,488,206

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Past due loans, segregated by age and class of loans, as of and for the nine months ended December 31, 2017 and as of and for the year ended March 31, 2017, were as follows:

	December 31, 2017			March 31, 2017
	Legacy	Acquired	Total	Legacy	Acquired	Total
Current	$265,792,220	$113,966,922	$379,759,142	$207,328,184	$128,769,860	$336,098,044
Accruing past due loans:
30-59 days past due:
Real estate loans:
Residential	27,517	248,711	276,228	69,618	-	69,618
Investor	-	-	-	320,971	-	320,971
Commercial	-	185,559	185,559	-	-	-
Commercial construction	-	-	-	113,603	-	113,603
Commercial business	297,986	-	297,986	-	-	-
Home equity loans	-	34,037	34,037	-	-	-
Consumer	248,662	-	248,662	-	-	-
Total 30-59 days past due	574,165	468,307	1,042,472	504,192	-	504,192

60-89 days past due:
Real estate loans:
Residential	35,319	-	35,319	74,631	-	74,631
Investor	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-
Commercial business	342,813	-	342,813	-	-	-
Home equity loans	-	-	-	-	-	-
Consumer	-	28,800	28,800	-	-	-
Total 60-89 days past due	378,132	28,800	406,932	74,631	-	74,631

90 or more days past due:
Real estate loans:
Residential	287,310	153,856	441,166	-	-	-
Investor	-	-	-	-	21,030	21,030
Commercial	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-
Home equity loans	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total 90 or more days past due	287,310	153,856	441,166	-	21,030	21,030
Total accruing past due loans	1,239,607	650,963	1,890,570	578,823	21,030	599,853

Non-accruing loans:
Real estate loans:
Residential	424,124	472,374	896,498	426,354	248,663	675,017
Investor	121,514	425,640	547,154	13,976	57,131	71,107
Commercial	4,500,043	-	4,500,043	1,546,812	-	1,546,812
Commercial construction	-	-	-	-	-	-
Commercial business	233,562	-	233,562	-	-	-
Home equity loans	13,708	-	13,708	3,397	-	3,397
Consumer	-	-	-	-	5,602	5,602
Non-accruing loans:	5,292,951	898,014	6,190,965	1,990,539	311,396	2,301,935
Total Loans	$272,324,778	$115,515,899	$387,840,677	$209,897,546	$129,102,286	$338,999,832

Nonaccrual interest not accrued:
Real estate loans:
Residential	$6,410	$42,723	$49,133	$6,460	$35,177	$41,637
Investor	9,400	14,095	23,495	6,982	23,293	30,275
Commercial	-	-	-	109,818	-	109,818
Commercial construction	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-
Home equity loans	47	-	47	66	-	66
Consumer	-	-	-	-	317	317
Total nonaccrual interest not accrued	$15,857	$56,818	$72,675	$123,326	$58,787	$182,113

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Impaired Loans as of and for the three and nine months ended December 31, 2017 and 2016, and the year ended March 31, 2017, was as follows:

	Impaired Loans at December 31, 2017			Three months ended December 31, 2017		Nine months ended December 31, 2017
	Unpaid
	Contractual			Average	Interest	Average	Interest
	Principal	Recorded	Related	Recorded	Income	Recorded	Income
Legacy:	Balance	Investment	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Real estate loans:
Residential	$513,736	$371,312	$-	$376,225	$280	$387,772	$1,451
Investor	127,420	121,514		122,576	-	123,362	3,772
Commercial	6,487,088	4,500,043	-	4,689,502	-	4,703,598	1,077
Commercial construction	-	-	-	-	-	-	-
Commercial business	1,303,000	905,178	-	937,594	24,038	894,330	75,926
Home equity loans	48,218	21,579	-	22,072	76	23,100	316
Consumer	-	-	-	-	-	-	-
With an allowance recorded:
Real estate loans:
Residential	1,354,169	1,326,273	272,707	1,330,015	13,248	1,341,584	39,333
Investor	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Home equity loans	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total legacy impaired	9,833,631	7,245,899	272,707	7,477,984	37,642	7,473,746	121,875

Acquired (1):
With no related allowance recorded:
Real estate loans:
Residential	1,211,254	1,061,049	-	1,063,445	4,247	1,077,738	26,087
Investor	687,849	579,172	-	663,538	2,893	697,174	34,582
Commercial	249,920	199,920	-	200,589	1,888	202,263	5,700
Commercial construction	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Home equity loans	42,583	-	-	-	-	-	600
Consumer	99,349	56,708	-	58,084	1,338	62,234	4,464
With an allowance recorded:
Real estate loans:
Residential	-	-	-	-	-	-	-
Investor	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Home equity loans	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total acquired impaired	2,290,955	1,896,849	-	1,985,656	10,366	2,039,409	71,433
Total impaired	$12,124,586	$9,142,748	$272,707	$9,463,640	$48,008	$9,513,155	$193,308

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

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

	Impaired Loans at December 31, 2016			Three months ended December 31, 2016		Nine months ended December 31, 2016
	Unpaid
	Contractual			Average	Interest	Average	Interest
	Principal	Recorded	Related	Recorded	Income	Recorded	Income
Legacy:	Balance	Investment	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Real estate loans:
Residential	$515,728	$380,928	$-	$383,561	$339	$376,304	$7,656
Investor	107,710	13,831		13,102	-	13,487	-
Commercial	3,433,621	2,036,391	-	2,502,696	-	2,610,661	987
Commercial construction	-	-	-	-	-	-	-
Commercial business	1,216,028	781,623	-	795,605	26,192	824,690	80,538
Home equity loans	37,916	13,041	-	13,507	45	14,628	188
Consumer			-	-	-	-	-
With an allowance recorded:
Real estate loans:
Residential	1,424,979	1,392,530	288,098	1,395,845	13,003	1,402,760	39,163
Investor	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Home equity loans	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total legacy impaired	6,735,982	4,618,344	288,098	5,104,316	39,579	5,242,530	128,532

Acquired (1):
With no related allowance recorded:
Real estate loans:
Residential	1,093,707	947,365	-	948,723	6,854	823,373	28,956
Investor	640,351	322,060	-	328,166	3,303	325,318	11,120
Commercial	256,463	206,463	-	207,266	1,939	208,859	5,848
Commercial construction	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Home equity loans	57,116	7,924	-	8,848	725	7,712	2,663
Consumer	68,230	37,576	-	38,754	969	40,396	4,228
With an allowance recorded:
Real estate loans:
Residential	-	-	-	-	-	-	-
Investor	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Home equity loans	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total acquired impaired	2,115,867	1,521,388	-	1,531,757	13,790	1,405,658	52,815
Total impaired	$8,851,849	$6,139,732	$288,098	$6,636,073	$53,369	$6,648,188	$181,347

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

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following table documents changes in the carrying amount of acquired impaired loans (Purchased Credit Impaired or “PCI”) for the nine months ended December 31, 2017 and 2016, along with the outstanding balance at the end of the period:

	December 31, 2017	December 31, 2016

Recorded investment at beginning of period	$1,341,935	$919,729
Fair value of loans acquired during the period	-	1,027,518
Accretion	25,964	20,738
Reductions for payments	(324,806)	(501,432)
Recorded investment at end of period	$1,043,093	$1,466,553
Outstanding principal balance at end of period	$1,297,471	$1,907,842

A summary of changes in the accretable yield for PCI loans for the nine months ended December 31, 2017 and 2016 is as follows:

	December 31, 2017	December 31, 2016

Accretable yield at beginning of period	$59,639	$32,629
Addition from acquisition	-	55,046
Accretion	(25,964)	(20,738)
Reclassification from nonaccretable difference	-	-
Accretable yield at end of period	$33,675	$66,937

During the three months ended December 31, 2017 and 2016, accretion income on PCI loans was $25,239 and $7,195, respectively. There were no additions or reclassifications to the accretable yields during those respective three-month periods.

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

A summary of TDRs at December 31, 2017 and March 31, 2017 follows:

	Number of
December 31, 2017	contracts	Performing	Nonperforming	Total
Real estate loans:
Residential	16	$1,238,143	$327,938	$1,566,081
Investor	-	-	-	-
Commercial	2	-	1,339,200	1,339,200
Commercial construction	-	-	-	-
Commercial business	1	607,263	-	607,263
Home equity loans	-	-	-	-
Consumer	-	-	-	-
	19	$1,845,406	$1,667,138	$3,512,544

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

	Number of
March 31, 2017	contracts	Performing	Nonperforming	Total
Real estate loans:
Residential	13	$1,261,603	$294,968	$1,556,571
Investor	-	-	-	-
Commercial	2	-	1,546,812	1,546,812
Commercial construction	-	-	-	-
Commercial business	1	643,999	-	643,999
Home equity loans	-	-	-	-
Consumer	-	-	-	-
	16	$1,905,602	$1,841,780	$3,747,382

The following table presents the number of contracts and the dollar amount of TDRs that were added during the three and nine-month periods ended December 31, 2017 and 2016. The amount shown reflects the outstanding loan balance at the time of the modification. There are no commitments to extend credit under existing TDRs as of December 31, 2017.

Loans Modified as a TDR for the three months ended
	December 31, 2017		December 31, 2016
	Number of	Outstanding recorded	Number of	Outstanding recorded
Troubled Debt Restructurings	contracts	investment	contracts	investment

Real estate loans:
One-to four-family	2	50,432	1	52,649

Loans Modified as a TDR for the nine months ended
	December 31, 2017		December 31, 2016
	Number of	Outstanding recorded	Number of	Outstanding recorded
Troubled Debt Restructurings	contracts	investment	contracts	investment

Real estate loans:
One-to four-family	3	$52,363	1	$52,649

There were no TDRs that defaulted in the three months ended December 31, 2017 and 2016 or the nine months ended December 31, 2017 and 2016. Earlier in fiscal 2017, there were 11 newly added TDR loans to one borrower for non-owner occupied residential real estate properties that had subsequently defaulted within twelve months. However, these loans were sold as part of a larger pool of loans in October 2016 and are no longer being reflected in these financial statements. Payment default under a TDR is defined as any TDR that is 90 days or more past due following the time that the loan was modified or the inability of the TDR to make the required payment subsequent to the modification.

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

The following tables present the December 31, 2017 and March 31, 2017 balances of classified loans based on the risk grade. Classified loans include Special Mention, Substandard, Doubtful, and Loss loans. The Bank had no loans classified as Doubtful or Loss as of December 31, 2017 or March 31, 2017.

	December 31, 2017			March 31, 2017
	LEGACY	ACQUIRED	TOTAL	LEGACY	ACQUIRED	TOTAL
Risk Rating:
Rating - Pass:
Real estate loans:
Residential	$84,465,792	$72,618,936	$157,084,728	$71,721,341	$81,228,457	$152,949,798
Investor	7,254,483	17,326,511	24,580,994	6,728,493	18,151,533	24,880,026
Commercial	93,250,455	11,960,924	105,211,379	84,789,748	13,387,987	98,177,735
Commercial construction	3,995,441	856,970	4,852,411	1,881,541	1,308,652	3,190,193
Commercial Business	38,690,314	1,928,232	40,618,546	19,376,763	2,019,337	21,396,100
Home Equity	13,780,512	6,726,697	20,507,209	13,269,478	7,133,164	20,402,642
Consumer	20,075,548	727,064	20,802,612	2,258,836	896,022	3,154,858
Total Pass	261,512,545	112,145,334	373,657,879	200,026,200	124,125,152	324,151,352

Rating - Special Mention:
Real estate loans:
Residential	2,455,625	1,021,726	3,477,351	1,499,436	1,724,987	3,224,423
Investor	-	303,223	303,223	-	408,803	408,803
Commercial	3,106,954	-	3,106,954	6,329,129	1,305,692	7,634,821
Commercial construction	-	-	-	-	-	-
Commercial Business	-	-	-	-	-	-
Home Equity	-	147,439	147,439	-	132,977	132,977
Consumer	-	28,800	28,800	-	788	788
Total Special Mention	5,562,579	1,501,188	7,063,767	7,828,565	3,573,247	11,401,812

Rating - Substandard:
Real estate loans:
Residential	308,603	1,061,049	1,369,652	331,976	938,945	1,270,921
Investor	121,514	579,172	700,686	13,976	219,308	233,284
Commercial	4,500,043	199,920	4,699,963	1,546,812	204,844	1,751,656
Commercial construction	-	-	-	-	-	-
Commercial Business	297,915	-	297,915	141,266	-	141,266
Home Equity	21,579	-	21,579	8,751	-	8,751
Consumer	-	29,236	29,236	-	40,790	40,790
Total - Substandard	5,249,654	1,869,377	7,119,031	2,042,781	1,403,887	3,446,668

Rating - Doubtful	-	-	-	-	-	-
Rating - Loss	-	-	-	-	-	-
TOTAL LOANS	$272,324,778	$115,515,899	$387,840,677	$209,897,546	$129,102,286	$338,999,832

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

The Bank’s maximum exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the credit commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. The Bank has established an off-balance sheet reserve for potential losses associated with any outstanding commitment or unused line of credit. The off-balance sheet reserve is a percentage of the outstanding commitment or unused line of credit that is based upon a discounted charge-off history associated with each respective loan segment. The reserve at December 31, 2017 and March 31, 2017 totaled $61,010 and $55,000, respectively. At December 31, 2017, management is not aware of any accounting loss to be incurred by funding these loan commitments now.

The Bank had the following outstanding commitments and unused lines of credit as of December 31, 2017 and March 31, 2017:

	December 31,	March 31,
	2017	2017

Unused commercial lines of credit	$10,059,219	$10,733,345
Unused home equity lines of credit	22,129,721	22,993,289
Unused consumer lines of credit	29,624	1,110,155
Residential mortgage loan commitments	-	-
Residential construction loan commitments	7,795,386	8,047,156
Commercial construction loan commitments	7,638,013	7,091,564
Home equity loan commitments	23,000	84,000
Commercial & Industrial loan commitments	1,909,622	1,089,218
Standby letters of credit	214,396	472,354

Note 7:          Goodwill and Other Intangible Assets

The Company’s intangible assets (goodwill and core deposit intangible) at December 31, 2017 consists of assets recorded in December 2009 associated with the acquisition of a branch office in Pasadena, Maryland and the acquisitions of Fairmount and Fraternity in September 2015 and May 2016, respectively. Only the goodwill related to the branch office acquisition in the amount of $2.7 million is deductible for tax purposes. We evaluate goodwill and other intangible assets for impairment on an annual basis. The core deposit intangible asset is being amortized straight-line over a life of eight years.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following table presents the changes in the net book value of intangible assets for the nine months ended December 31, 2017 and 2016:

		Core deposit
	Goodwill	intangible

Balance March 31, 2016	$6,767,811	$618,300
Additions (1)	1,936,142	242,020
Post acquisition adjustments	(81,524)	-
Amortization expense	-	(89,506)
Balance December 31, 2016	$8,622,429	$770,814

		Core deposit
	Goodwill	intangible
Balance March 31, 2017	$8,563,530	$739,298
Amortization expense	-	(94,548)
Balance December 31, 2017	$8,563,530	$644,750

(1) - Additions to intangible assets are related to acquisition of Fraternity Community.

The post-acquisition adjustment to goodwill shown in the table above for the prior year period represents a $451,000 write-down of several owner-occupied residential investor loans to one borrower that were acquired in the Fairmount acquisition and recording of a deferred tax asset of $544,000 for the net operating loss (NOL) from Fairmount’s final tax return. With regards to the investor loans, information we were not aware of at the time of the acquisition became available during the quarter ended June 30, 2016. Had we known this information at the time of the acquisition, we would have deemed these loans as impaired and valued them accordingly.

At December 31, 2017, future expected annual amortization associated with the core deposit intangible is as follows:

Year ending March 31,	Amount

2018	$31,518
2019	126,072
2020	123,739
2021	98,072
2022	98,072
2023	98,072
2024	64,163
2025	5,042
$644,750

Note 8:          Derivative – Interest Rate Swap Agreement

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. The Company posted $748,000 and $392,000 under collateral arrangements as of December 31, 2017 and March 31, 2017, respectively, to satisfy collateral requirements associated with the risk exposure associated with all interest rate swap agreements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Interest Rate SWAPS Designated as Cash Flow Hedges

During fiscal 2017, the Company entered into several interest rate swaps that were designated as cash flow hedges. The interest rate swaps have notional amounts totaling $11.6 million as of December 31, 2017 and were designated as cash flow hedges of certain Federal Home Loan Bank advances. The purpose of the cash flow hedges is to match-fund longer-term assets with longer-term borrowings to reduce potential interest rate risk and cost by swapping a variable rate borrowing for a fixed rate borrowing. The aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value associated with the effective portion recorded in other comprehensive income (loss) and the ineffective portion recorded in other non-interest income. The cash flow hedges were determined to be ineffective during the quarter ended September 30, 2017. As such, a total of $9,124 of ineffectiveness has been reported in net loss for the period ending December 31, 2017.

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
	$11,550,000

Interest expense recorded on the swap transactions totaled $33,966 and $102,864 for the three and nine months ended December 31, 2017, respectively and is reported as a component of interest expense on FHLB Advances.

The following table reflects cash flow hedges included in the Consolidated Statements of Financial Condition as of December 31, 2017 and March 31, 2017:

	December 31, 2017		March 31, 2017
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value

Included in liabilities:
Interest rate swaps related to FHLB Advances	$11,550,000	$(69,974)	$11,550,000	$(83,634)

The following tables present the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Income relating to the cash flow derivative instruments for the three and nine-month periods ended December 31, 2017:

Three Month and Period Ended December 31, 2017
	Amount of Gain	Amount of Gain	Amount of Gain
	(Loss) Recognized	(Loss) Reclassified	(Loss) Recognized in
	in OCI	from OCI to	Other Noninterest Income
	(Effective Portion)	Interest Income	(Ineffective Portion)

Interest Rate Contracts	$122,388	$-	$(5,445)

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Nine Month and Period Ended December 31, 2017
	Amount of Gain	Amount of Gain	Amount of Gain
	(Loss) Recognized	(Loss) Reclassified	(Loss) Recognized in
	in OCI	from OCI to	Other Noninterest Income
	(Effective Portion)	Interest Income	(Ineffective Portion)

Interest Rate Contracts	$22,784	$-	$(9,124)

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

During the second quarter of fiscal 2016, the Company entered into the interest rate swap agreement with a $3.3 million notional amount to convert a fixed rate commercial real estate loan at 3.99% into a variable rate for a term of approximately 10 years. The notional amount of the interest rate swap and the offsetting commercial real estate loan were $3.1 million at December 31, 2017. The derivative is designated as a fair value hedge.

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

The fair value hedge is summarized below:

	December 31, 2017			March 31, 2017
	Notional Amount	Principal Amount	Fair Value	Notional Amount	Principal Amount	Fair Value
Included in loans and leases:
Commercial real estate loan	$-	$3,113,423	$3,118,607	$-	$3,175,044	$3,201,691

Included in other liabilities:
Interest rate swap	$3,113,423	-	$5,184	$3,175,044	-	$26,647

No gain or loss was recognized in earnings with respect to the interest rate swap for the three or nine months ended December 31, 2017 and 2016 due to the fact the gain or increase in the fair value of the commercial real estate loan was offset by the loss or decrease in the fair value of the interest rate swap.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 9:          Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively:

	December 31, 2017		March 31, 2017
	Amount	% of Total	Amount	% of Total
Savings	$42,481,085	11%	$44,614,415	11%
Noninterest-bearing checking	27,337,694	7%	30,401,454	7%
Interest-bearing checking	25,709,045	7%	26,415,189	7%
Money market accounts	51,800,203	13%	62,962,902	15%
Time deposits	244,862,537	62%	247,632,742	60%
	$392,190,564	100%	$412,026,702	100%
Premium on deposits asssumed	500,426		829,072
Total deposits	$392,690,990		$412,855,774

Note 10:          Lines of Credit and Federal Home Loan Bank Advances

The Bank may borrow up to $5,000,000 from a correspondent bank under a secured federal funds line of credit and $1,000,000 under an unsecured federal funds line of credit. The Bank would be required to pledge investment securities to draw upon the secured line of credit. There were no borrowings under these lines of credit at December 31, 2017 and March 31, 2017. The Bank also maintains a note payable on an automobile purchased during fiscal 2017. The original amount of the note was $28,805 with an interest rate of 1.95% for 36 months. The balance of the note at December 31, 2017 and March 31, 2017 is $20,200 and $27,250, respectively.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Borrowings consist of advances from the Federal Home Loan Bank (FHLB). The Bank may borrow up to 25 percent of its assets under a line of credit agreement with the FHLB. Advances under the line of credit are secured by certain loans owned by the Bank. At December 31, 2017 and March 31, 2017, the Bank had $64.8 million and $88.2 million, respectively, of available credit from the FHLB. Advances are limited by the balance of loans available for pledge. The amount of loans that were deemed eligible to pledge as collateral totaled $163.0 million at December 31, 2017 and $159.1 million at March 31, 2017. As a condition of obtaining the line of credit from the FHLB, the FHLB also requires the Bank purchase shares of capital stock in the FHLB. Information relating to borrowings at December 31, 2017 and March 31, 2017 is presented below.

	December 31, 2017			March 31, 2017
	Amount	Rate	Maturity Date	Amount	Rate	Maturity Date
FHLB advance (1)	$5,550,000	1.48%	3/9/2018	$5,550,000	0.94%	6/9/2017
FHLB advance (2)	6,000,000	1.52%	3/29/2018	6,000,000	0.93%	6/29/2017
FHLB advance	7,000,000	1.41%	1/29/2018	1,000,000	4.24%	7/31/2017
FHLB advance	1,000,000	2.60%	7/2/2018	5,000,000	4.28%	7/31/2017
FHLB advance	1,000,000	3.05%	7/3/2018	1,000,000	4.01%	8/21/2017
FHLB advance	5,000,000	3.94%	7/23/2018	1,000,000	0.91%	8/31/2017
FHLB advance	1,000,000	1.35%	7/31/2018	1,500,000	3.23%	11/24/2017
FHLB advance	1,000,000	1.40%	8/21/2018	1,500,000	3.40%	11/27/2017
FHLB advance	3,000,000	1.41%	8/27/2018	1,000,000	2.60%	7/2/2018
FHLB advance	4,000,000	1.44%	8/27/2018	1,000,000	3.05%	7/3/2018
FHLB advance	5,000,000	3.38%	9/19/2018	5,000,000	3.94%	7/23/2018
FHLB advance	1,000,000	2.60%	10/2/2018	5,000,000	3.38%	9/19/2018
FHLB advance	1,000,000	1.59%	12/31/2018	1,000,000	2.60%	10/2/2018
FHLB advance	3,000,000	1.38%	7/31/2019	-	-	-
FHLB advance	3,000,000	1.59%	8/26/2019	-	-	-
FHLB advance	3,000,000	1.48%	8/26/2019	-	-	-
FHLB advance	3,000,000	1.42%	8/26/2019	-	-	-
FHLB advance	1,500,000	1.95%	11/25/2019	-	-	-
FHLB advance	1,500,000	1.78%	11/27/2019	-	-	-
FHLB advance	1,000,000	2.15%	11/30/2020	-	-	-
FHLB advance	2,000,000	2.28%	12/28/2020	-	-	-
FHLB advance	3,000,000	1.48%	8/25/2021	-	-	-
Note payable - auto	20,200	1.95%	2/17/2020	27,250	1.95%	2/17/2020
	62,570,200			35,577,250
Premium on borrowings assumed	195,187			547,649
Total FHLB borrowings	$62,765,387			$36,124,899

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

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include accumulated other comprehensive income in Common Equity Tier 1. Common Equity Tier 1 for Hamilton Bank is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions.

Under the revised prompt corrective action requirements, as of January 1, 2015, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a Common Equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8%; (3) a Total risk-based capital ratio of 10% and (4) a Tier 1 leverage ratio of 5%. As of December 31, 2017, the Bank met all capital adequacy requirements under the Basel III Capital Rules to be considered “well capitalized” under prompt corrective action rules.

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

The following table presents actual and required capital ratios as of December 31, 2017 and March 31, 2017 for Hamilton Bank and the Company under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of January 1, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules are fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital
			Required - Basel III		Required - Basel III		To be well
	Actual		Phase-In Schedule		Fully Phased-In		capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017 (dollars in thousands)

Common equity tier 1 capital (to risk-weighted assets)
Hamilton Bank	$41,135	11.01%	$21,399	5.750%	$26,051	7.00%	$24,190	6.50%
Hamilton Bancorp	49,374	13.22%	21,474	5.750%	26,143	7.00%	24,275	6.50%
Total risk-based capital (to risk-weighted assets)
Hamilton Bank	43,805	11.73%	34,425	9.250%	39,077	10.50%	37,216	10.00%
Hamilton Bancorp	52,045	13.94%	34,546	9.250%	39,214	10.50%	37,347	10.00%
Tier 1 capital (to risk-weighted assets)
Hamilton Bank	41,135	11.01%	26,981	7.250%	31,633	8.50%	29,773	8.00%
Hamilton Bancorp	49,374	13.22%	27,076	7.250%	31,745	8.50%	29,877	8.00%
Tier 1 capital (to adjusted total assets)
Hamilton Bank	41,135	8.19%	20,080	4.000%	20,080	4.00%	25,100	5.00%
Hamilton Bancorp	49,374	9.75%	20,260	4.000%	20,260	4.00%	25,325	5.00%

(1) - Under prompt corrective action

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

			Minimum Capital		Minimum Capital
			Required - Basel III		Required - Basel III		To be well
	Actual		Phase-In Schedule		Fully Phased-In		capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017 (dollars in thousands)

Common equity tier 1 capital (to risk-weighted assets)
Hamilton Bank	$40,084	12.13%	$18,996	5.750%	$23,126	7.00%	$21,474	6.50%
Hamilton Bancorp	48,318	14.56%	19,078	5.750%	23,225	7.00%	21,566	6.50%
Total risk-based capital (to risk-weighted assets)
Hamilton Bank	42,334	12.81%	30,559	9.250%	34,689	10.50%	33,037	10.00%
Hamilton Bancorp	50,568	15.24%	30,690	9.250%	34,838	10.50%	33,179	10.00%
Tier 1 capital (to risk-weighted assets)
Hamilton Bank	40,084	12.13%	23,952	7.250%	28,081	8.50%	26,429	8.00%
Hamilton Bancorp	48,318	14.56%	24,055	7.250%	28,202	8.50%	26,543	8.00%
Tier 1 capital (to adjusted total assets)
Hamilton Bank	40,084	8.28%	19,365	4.000%	19,365	4.00%	24,207	5.00%
Hamilton Bancorp	48,318	9.96%	19,402	4.000%	19,402	4.00%	24,253	5.00%

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

In its regulatory report filed as of December 31, 2017, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. Management is not aware of any events that would have caused this classification to change. Management has no plans that should change the classification of the capital adequacy.

Note 12:          Stock Based Compensation

In November 2013, the Company’s shareholders approved a new Equity Incentive Plan (the “2013 Equity Incentive Plan’’). The 2013 Equity Incentive Plan allows for up to 148,120 shares to be issued to employees, executive officers or Directors in the form of restricted stock, and up to 370,300 shares to be issued to employees, executive officers or Directors in the form of stock options. At December 31, 2017, there were 83,900 restricted stock awards issued and outstanding and 247,850 stock option awards granted under the 2013 Equity Incentive Plan.

Stock Options:

Under the above plan, the exercise price for stock options is the market price at date of grant. The maximum option term is ten years and the options granted shall vest in five equal annual installments of 20% with the first installment becoming exercisable on the first anniversary of the date of grant and succeeding installments on each anniversary thereafter. The Company plans to issue new shares to satisfy share option exercises. The total expense that has been incurred for the stock option plan was $57,392 and $172,177 for the three and nine months ended December 31, 2017 and $52,302 and $156,907 for the three and nine months ended December 31, 2016, respectively.

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

The fair value of options granted to date was determined using the following weighted-average assumptions as of grant date.

Grant Date	Number of Options Granted	Risk Free Interest Rate	Expected Term (in years)	Expected Stock Price Volatility	Dividend Yield	Fair Value of Options Granted

February 3, 2014	225,150	2.07%	7.0	27.30%	0.00%	$4.65
November 1, 2016	19,000	1.61%	7.0	27.17%	0.00%	$4.35
February 3, 2017	3,700	2.27%	7.0	27.26%	0.00%	$5.18

The following tables summarize the Company’s stock option activity and related information for the periods ended:

Nine months ended December 31, 2017:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at April 1, 2017	242,350	$13.84	7.1
Granted	-	-	-
Exercised	-	-	-
Forfeited, exchanged or expired	-	-	-
Outstanding at December 31, 2017	242,350	$13.84	6.3

Vested at December 31, 2017	135,590	$13.84	6.2

Fiscal year ended March 31, 2017:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at April 1, 2016	219,650	$13.85	7.8
Granted	22,700	13.78	10.0
Exercised	-	-	-
Forfeited, exchanged or expired	-	-	-
Outstanding at March 31, 2017	242,350	$13.84	7.1

Vested at March 31, 2017	131,790	$13.85	6.8

As of December 31, 2017, there was $305,664 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.6 years. The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $15.40 at December 31, 2017, the options outstanding had an intrinsic value of $377,298.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

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

The following table presents a summary of the activity in the Company’s restricted stock for the periods ended:

		Weighted-Average
December 31, 2017:	Shares	Fair Value
Nonvested shares at April 1, 2017	36,220	$13.76
Granted	-	-
Vested	(380)	13.61
Forfeited	-	-
Nonvested shares at December 31, 2017	35,840	$13.76

Fair Value of shares vested at December 31, 2017	$740,124

		Weighted-Average
March 31, 2017:	Shares	Fair Value
Nonvested shares at April 1, 2016	50,600	$13.76
Granted	2,000	13.93
Vested	(16,380)	13.78
Forfeited	-	-
Nonvested shares at March 31, 2017	36,220	$13.76

Fair Value of shares vested at March 31, 2017	$731,888

The Company recorded restricted stock awards expense of $57,819 and $173,457 during the three and nine months ended December 31, 2017 and $56,426 and $169,279 during the three and nine months ended December 31, 2016, respectively. As of December 31, 2017, there was $283,264 of total unrecognized compensation cost related to nonvested shares granted under the 2013 stock incentive plan. The cost is expected to be recognized over a weighted-average period of 1.3 years.

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

Fair value measurements on a recurring basis

Securities available for sale – If quoted prices are available in an active market for identical assets, securities are classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. As of December 31, 2017, and March 31, 2017, the Bank has categorized its investment securities available for sale as follows:

	Level 1	Level 2	Level 3
December 31, 2017	inputs	inputs	inputs	Total

U.S. government agencies	$-	$2,731,323	$-	$2,731,323
Municipal bonds	-	10,489,586	1,570,405	12,059,991
Corporate bonds		1,927,786	-	1,927,786
Mortgage-backed securities	-	62,663,669	2,297	62,665,966
Total investment securities available for sale	$-	$77,812,364	$1,572,702	$79,385,066

	Level 1	Level 2	Level 3
March 31, 2017	inputs	inputs	inputs	Total

U.S. government agencies	$-	$3,512,303	$-	$3,512,303
Municipal bonds	-	14,239,526	1,928,313	16,167,839
Corporate bonds		1,916,522	-	1,916,522
Mortgage-backed securities	-	80,829,991	2,473	80,832,464
Total investment securities available for sale	$-	$100,498,342	$1,930,786	$102,429,128

Derivative – Interest rate swap agreements – The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2). The quantitative models that are used utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. As of December 31, 2017, and March 31, 2017, the bank has categorized its interest rate swaps and related loan as follows:

	Level 1	Level 2	Level 3
December 31, 2017	inputs	inputs	inputs	Total

Loans - Commercial real estate loan	$-	$3,118,607	$-	$3,118,607
Derivative - Interest rate swap designated as fair value hedge	-	(5,184)	-	(5,184)
Derivatives - Interest rate swaps designated as cash flow hedge	-	(69,974)	-	(69,974)

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

	Level 1	Level 2	Level 3
March 31, 2017	inputs	inputs	inputs	Total

Loans - Commercial real estate loan	$-	$3,201,691	$-	$3,201,691
Derivative - Interest rate swap designated as fair value hedge	-	(26,647)	-	(26,647)
Derivatives - Interest rate swaps designated as cash flow hedge	-	(83,634)	-	(83,634)

The following table presents the valuation and unobservable inputs for Level 3 assets measured at fair value on a recurring basis at December 31, 2017:

		Valuation	Unobservable	Range of
Description	Fair Value	Methodology	Inputs	Inputs

Investment securities	$1,572,702	3rd party valuation	Discount to reflect current market conditions	0.00%	-	10.00%

The following table presents a reconciliation of the investments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	Nine Months Ended	Year Ended
	December 31, 2017	March 31, 2017
Balance, beginning of year	$1,930,786	$1,898,640

Transfers in:
Municipal bonds	-	1,928,313
Mortgage-backed securities	-	2,473
Corporate bonds	-	-

Transfers out:
Municipal Bonds	312,228	-
Corporate bonds	-	1,898,640

Change in valuation	(45,856)	-

Balance, end of period	$1,572,702	$1,930,786

Fair value measurements on a nonrecurring basis

Impaired Loans - The Bank has measured impairment generally based on the fair value of the loan's collateral. Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of December 31, 2017, and March 31, 2017, the fair values consist of loan balances of $9,142,748 and $5,657,048 that have been written down by $272,707 and $285,359, respectively, because of specific loan loss allowances.

Foreclosed real estate – The Bank's foreclosed real estate is measured at the lower of carrying value or fair value less estimated cost to sell. At December 31, 2017, and March 31, 2017, the fair value of foreclosed real estate was estimated to be $451,249 and $503,094, respectively. Fair value was determined based on offers and/or appraisals. Cost to sell the assets was based on standard market factors. The Company has categorized its foreclosed assets as Level 3.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Premises and equipment held for sale – The Bank’s premises and equipment held for sale is measured at the fair value less estimated cost to sell. The assets in fiscal 2017 were acquired in the acquisition of Fraternity and sold during the quarter ending December 31, 2017. Fair value was determined based upon appraisals and the cost to sell these assets was determined using standard market factors. The Company has categorized its premises and equipment held for sale as Level 3.

	Level 1	Level 2	Level 3
	inputs	inputs	inputs	Total
December 31, 2017

Impaired loans	$-	$-	$8,870,041	$8,870,041
Foreclosed real estate	-	-	451,248	451,248
Premises and equipment held for sale	-	-	-	-

	Level 1	Level 2	Level 3
	inputs	inputs	inputs	Total
March 31, 2017

Impaired loans	$-	$-	$5,371,689	$5,371,689
Foreclosed real estate	-	-	503,094	503,094
Premises and equipment held for sale	-	-	547,884	547,884

The following table presents the valuation and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at December 31, 2017:

		Valuation	Unobservable	Range of
Description	Fair Value	Methodology	Inputs	Inputs

Impaired loans, net of allowance	$8,870,041	Appraised value	Discount to reflect current market conditions	0.00%	-	25.00%

		Discounted cash flows	Discount rates	2.63%	-	7.25%

Foreclosed real estate	$451,248	Appraised value	Discount to reflect current market conditions	0.00%	-	25.00%

The following table summarizes changes in foreclosed real estate for the periods shown, which is measured on a nonrecurring basis using significant unobservable, level 3, inputs.

	Nine Months	Fiscal Year
	Ended	Ended
	December 31, 2017	March 31, 2017
Balance at beginning of period	$503,094	$443,015
Transfer to foreclosed real estate	17,305	126,575
Write-down of foreclosed real estate	(31,955)	-
Proceeds from sale of foreclosed real estate	(35,897)	(60,258)
Loss on sale of foreclosed real estate	(1,299)	(6,238)
Balance at end of period	$451,248	$503,094

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The remaining financial assets and liabilities are not reported on the balance sheets at fair value on a recurring basis. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	December 31, 2017		March 31, 2017
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Financial assets
Level 1 inputs
Cash and cash equivalents	$10,086,838	$10,086,838	$29,353,921	$29,353,921

Level 2 inputs
Federal Home Loan Bank stock	3,103,900	3,103,900	2,020,200	2,020,200
Bank-owned life insurance	18,623,339	18,623,339	18,253,348	18,253,348

Level 3 inputs
Certificates of deposit held as investment	499,212	492,774	499,280	505,641
Loans receivable, net of unearned income	385,884,075	384,560,104	335,678,292	337,183,808

Financial liabilities
Level 3 inputs
Deposits	392,690,990	392,466,742	412,855,774	413,148,503
Advance payments by borrowers for taxes and insurance	1,108,006	1,108,006	1,868,110	1,868,110
Borrowings	62,765,387	62,178,116	36,124,899	36,697,631

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

General

Hamilton Bancorp, Inc. (the “Company”) is a Maryland corporation incorporated on June 7, 2012 by Hamilton Bank (the “Bank”) to be its holding company following the Bank’s conversion from the mutual to the stock form of organization (the “Conversion”). The Conversion was completed on October 10, 2012. On that same date, the Company completed its public stock offering and issued 3,703,000 shares of its common stock for aggregate proceeds of $37,030,000, and net proceeds of $35,580,000. The Company’s business is the ownership of the outstanding capital stock of the Bank. Subsequently, on December 21, 2017, the Bank converted its charter from a federal savings bank to a Maryland state-chartered commercial bank and now operates under the laws of the State of Maryland. In conjunction with the Bank’s charter conversion, Hamilton Bancorp converted from a savings and loan holding company to a bank holding company. The charter conversion is part of the bank’s strategic plan which will allow it to continue to focus on growth opportunities in commercial, consumer and mortgage lending as well as small business and retail banking. The Maryland Office of the Commissioner of Financial Regulation will serve as the Bank's primary regulator with federal oversight provided by the Federal Deposit Insurance Corporation.  Hamilton Bancorp will continue to be regulated by the Federal Reserve Board..

Founded in 1915 and recently celebrating its 100th year anniversary, the Bank is a community-oriented financial institution, dedicated to serving the financial service needs of consumers and businesses within its market area, which is considered greater Maryland, southern Pennsylvania, Washington D.C., and northern Virginia. We offer a variety of deposit products and provide loans secured by real estate located in our market area. Our real estate loans consist primarily of one-to four-family mortgage loans, as well as commercial real estate loans, and home equity loans and lines of credit. We also offer commercial term and line of credit loans and, to a limited extent, consumer loans. We currently operate out of our corporate headquarters in Towson, Maryland and our seven full-service branch offices located in Baltimore City, Cockeysville, Towson, Rosedale, Ellicott City and Pasadena, Maryland. The Company does not own or lease any real property but instead uses the premises, equipment and other property of the Bank.

On May 13, 2016, the Company acquired Fraternity Community Bancorp, Inc. (“Fraternity”), the parent company of Fraternity Federal Savings and Loan in an all cash transaction for $25.7 million. In addition, the Company acquired Fairmount Bancorp, Inc. (“Fairmount”), the parent company of Fairmount Bank on September 11, 2015 in an all cash transaction for $14.2 million. The two acquisitions combined added three branches to our branch structure in the Baltimore area (See Note 3 – “Acquisition” of the consolidated financial statements for additional discussion about the Fraternity acquisition).

The Company and the Bank maintain an Internet website at http://www.hamilton-bank.com. Information on our website should not be considered a part of this Quarterly Report on Form 10-Q.

Summary of Recent Performance and Other Activities

The Company and its wholly owned subsidiary, Hamilton Bank, continued to show improvement in pre-tax income, overall revenue, and loan growth during the three months ending December 31, 2017 compared to the same period a year ago. Interest revenue improved $204,000, or 4.7% to $4.6 million for the third quarter of fiscal 2018 compared to the same period a year ago as the Company continued to generate loans organically and through purchases. Interest revenue was partially offset by a $177,000 increase in interest expense over this same period due to the rise in interest rates.

Non-interest revenue increased $175,000, or 60.6%, to $463,000 for the three months ended December 31, 2017 compared to $288,000 for the same period ended December 31, 2016. A large portion of this increase is related to the sale of one of our branch locations in Baltimore City, which was sold in December 2017 at a gain of $213,000. On a comparative basis, excluding the gain on sale of the branch, there were increases relating to service charges on deposits, offset by losses on the sale of investment securities and a decrease in other fee generated income, a reduction in gain on the sale of loans and earnings on bank-owned life insurance due to lower rates. The Company made a decision at the beginning of the current fiscal year to hold in portfolio most of our residential loan originations versus selling them in the secondary market to partially offset the increased run-off associated with this loan type.

Non-interest expense for the quarter ended December 31, 2017 was $3.3 million, an increase of $213,000 from the quarter ended December 31, 2016. The increase in operating expenses is partially related to our recent charter conversion, as well costs associated with growing our loan portfolio through loan purchases. The growth of the loan portfolio and its impact is reflected in the increase in interest revenue quarter-over-quarter. Because of the revenue growth, we have been able to maintain our efficiency ratio at 81.2% for the three months ending December 31, 2017 as compared to 80.0% for the three months ending December 31, 2016 despite the increase in non-interest expenses. The largest increase in our noninterest expenses for the respective periods is in salaries because of bonus accruals and strategic new hires focused on branch efficiency and new products. The Company also recognized higher legal costs associated with certain loan purchases and other administrative matters, including our conversion to a state chartered bank. These increases were partially offset by decreases in other expenses largely composed of other professional services and data processing. Management remains committed to reducing operational expenses and achieving higher efficiencies.

The following highlights contain additional financial data and events that have occurred during the three and nine months ended December 31, 2017:

●

The Company reported pre-tax income of $425,000 and $1.5 million for the three and nine months ended December 31, 2017, respectively, compared to pre-tax income of $1,000 and a net loss of $18,000 for the comparable periods ending December 31, 2016. The prior year nine-month period included $657,000 in acquisition and branch consolidation related expenses.

●

During the quarter-ended December 31, 2017, the Company performed a revaluation of its net deferred tax assets as a result of the reduction in the corporate income tax rate that was enacted through the federal government’s passage of the Tax Cuts and Jobs Act on December 22, 2017. The revaluation resulted in a one-time adjustment of $2.2 million that was recorded through income tax expense.

●

Due to the revaluation of the net deferred tax assets, the Company reported an after-tax loss of $1.9 million, or $0.60 loss per common share, and $1.1 million, or $0.35 loss per common share for the three and nine months ended December 31, 2017, respectively, compared to net income of $59,000 and $48,000 for the comparable periods ending December 31, 2016.

●

Net interest income for the three months ended December 31, 2017 was $3.6 million, or $27,000 higher compared to the same period a year ago. For the nine months ended December 31, 2017, net interest income increased $583,000, or 5.7%, to $10.8 million compared to $10.3 million for the nine-month period a year ago.

●

The net interest margin increased 8 basis points over the comparable nine-month periods ended December 31, 2017 and 2016 because of the increase in net interest income. The net interest margin for the nine-month periods improved from 2.99% to 3.07%, respectively. The net interest margin for the comparable three-month periods ending December 31, 2017 and 2016 remained unchanged at 3.07%.

●

A gain of $213,000 was realized on the sale of our Pigtown branch located in Baltimore City, along with the disposal of certain equipment. This branch is being relocated within the same community to a smaller space that will provide operational cost savings.

●

The efficiency ratio improved from 90.8% for the nine months ended December 31, 2016 to 81.7% for the nine months ended December 31, 2017; an improvement of 10.0%. The improvement is attributable to increased revenue and the reduction of non-interest expenses, including acquisition related expenses.

●	Total assets grew $5.4 million, increasing from $514.5 million at March 31, 2017 to $520.0 million at December 31, 2017.

●

Gross loans grew to $387.8 million, up $48.8 million, or 14.4% at December 31, 2017, compared to $339.0 million at March 31, 2017. Growth in loans was due to organic growth and the purchase of several loan pools throughout the year. Total loans purchased through the nine months ended December 31, 2017 is approximately $51.0 million and consisted of residential mortgage, commercial business and consumer loan portfolios. The respective loan purchases improved the diversity of our loan portfolio.

●

Nonperforming loans increased from $2.3 million at March 31, 2017 to $6.6 million at December 31, 2017. The increase is primarily attributable to one commercial real estate loan with a book value of $3.2 million that was placed on nonaccrual during the second quarter of fiscal 2018. There has been no impairment identified with this loan based upon the current collateral value of the property. As a result of this loan, the percentage of nonperforming loans to gross loans increased from 0.69% at March 31, 2017 to 1.71% at December 31, 2017.

●

The allowance for loan losses as a percentage of nonperforming loans declined from 94.5% at March 31, 2017 to 39.3% at December 31, 2017. During fiscal 2018, the Company has experienced net charge-offs totaling $210,000 and recorded a loan loss provision of $625,000 associated with growth within the loan portfolio and charge-offs. In comparison, the Company recorded net charge-offs of $678,000 and a provision for loan loss of $1.0 million for the same period a year ago.

●

Total deposits decreased $20.2 million from $412.9 million at March 31, 2017 to $392.7 million at December 31, 2017, while borrowings increased $26.6 million from $36.1 million to $62.8 million over the same period. Core deposits (consisting of all deposits except certificates of deposits) declined $17.1 million to $147.3 million, respectively. The decline is attributable to the end of a promotional rate on certain money market accounts and the competitive pricing within the deposit market. Core deposits represent 37.6% of total deposits at December 31, 2017 compared to 36.5% of total deposits at December 31, 2016.

●

The Company ended December 31, 2017 with a book value of $17.42 per common share and a tangible book value of $14.72 per common share compared to $17.53 and $14.80, respectively, at March 31, 2017. Tangible book value decreased because of the net income reported for the quarter. Tangible book value, a non-GAAP measure, was determined as follows:

	December 31,	March 31,
	2017	2017
Tangible book value per common share:
Total shareholders' equity	$59,405,187	$59,791,230
Less: Goodwill and other intangible assets	(9,208,280)	(9,302,828)
Tangible common equity (Non-GAAP)	$50,196,907	$50,488,402

Outstanding common shares	3,411,075	3,411,075

Book value per common share (GAAP)	$17.42	$17.53

Tangible book value per common share (Non-GAAP)	$14.72	$14.80

●	The Company maintained strong liquidity based upon the amount and make-up of its investment portfolio and at December 31, 2017 the Bank was deemed “well capitalized” under federal regulations.

Strategic Plan

We have based our 2018-2020 strategic plan on the objective of improving shareholder value through creating sustainable and profitable growth given the current and expected economic and competitive environment in the financial services industry. Our short-term focus and goals include continuing the growth of our loan portfolio, changing the mix of our deposit base to be more concentrated in lower costing core deposits, collecting payments on non-accrual and past due loans, enhancing and improving credit quality, expanding fee income, maintaining an efficient branch network, and using technology to improve efficiencies and enhance the customer experience.

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

We cannot predict with certainty the amount of loan charge-offs that we will incur. Our regulatory agencies, as an integral part of their examination processes, periodically reviews our allowance for credit losses. Such agencies may require that we recognize additions to the allowance for credit losses based on their judgments about information available to them at the time of their examination. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for credit losses may be required that would adversely impact earnings in future periods.

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

If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we record the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral. At December 31, 2017, all of our securities were either issued by U.S. government agencies, U.S. government-sponsored enterprises, municipalities, or corporations.

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

Comparison of Financial Condition at December 31, 2017 and March 31, 2017

Assets. Total assets increased $5.4 million to $520.0 million at December 31, 2017 from $514.5 million at March 31, 2017. The increase is primarily attributable to a $48.8 million increase in gross loans, partially offset by a $19.3 million decrease in cash and cash equivalents, a $23.0 million decline in investment securities, and a $2.8 million decrease in net deferred tax assets.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $19.3 million, or 65.6%, to $10.1 million at December 31, 2017 from $29.3 million at March 31, 2017. The decline from March 31, 2017 is in part a result of cash and investments used to purchase various pools of residential mortgage, commercial business, and consumer loans throughout the year; thereby converting lower interest-earning cash and investments into higher interest-earning loans. In addition, the cash proceeds from investment paydowns were also utilized to assist with the decrease in our deposit base.

Investment Securities. Our investment portfolio consists primarily of investment grade securities including U.S. government agency and government-sponsored entity (“GSEs”) securities, securities issued by states, counties and municipalities, corporate bonds, and mortgage-backed securities. At December 31, 2017, all securities are classified as available for sale. While we usually intend to hold investment securities until maturity, this classification provides us the opportunity to divest of securities that may no longer meet our liquidity objectives.

Investment securities decreased $23.0 million, or 22.5%, to $79.4 million at December 31, 2017, from $102.4 million at March 31, 2017. The decrease is related to $12.2 million in cash flows resulting from normal principal payments associated with the mortgage-backed security portfolio, as well as the sale of $11.6 million in securities during fiscal 2018, including $7.4 million of securities sold in the quarter ended December 31, 2017. The sale of securities to date has resulted in a loss of $2,000. The fair value of the investment portfolio improved $246,000 from an unrealized net loss position of $2.2 million at March 31, 2017 to an unrealized net loss position of $1.9 million at December 31, 2017. The increase in fair value of the investment portfolio is a result of the change in interest rates over the first nine months of the fiscal year and the passage of time as certain investments get closer to maturity.

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

Loans. Excluding loan premiums and loan origination fees and costs, gross loans receivable increased by $48.8 million, or 14.4%, to $387.8 million at December 31, 2017 from $339.0 million at March 31, 2017. The increase is attributable to organic growth and approximately $51.0 million in loan purchases throughout the year. The various loan purchases included residential mortgages, commercial business, and consumer loans. Included in gross loans at December 31, 2017 are acquired loans with a book balance of $115.5 million associated with the acquisitions of Fraternity and Fairmount institutions (these loans are reflected in the “acquired” loan column of the table below). At December 31, 2017, gross loans receivable represented 74.6% of total assets compared to 65.9% of total assets at March 31, 2017. The following table details the composition of loans and the related percentage mix and growth of total loans:

	December 31, 2017				March 31, 2017				Year-To-Date Growth
				Percent				Percent		Growth
	Legacy	Acquired	Total	of Total	Legacy	Acquired	Total	of Total	Amount	Percent
Real estate loans:
One-to four-family:
Residential	$80,477,455	$74,701,711	$155,179,166	40.0%	$67,126,677	$83,892,389	$151,019,066	44%	$4,160,100	2.8%
Residential construction	6,752,565	-	6,752,565	1.7%	6,426,076	-	6,426,076	2%	326,489	5.1%
Investor	7,375,997	18,208,906	25,584,903	6.6%	6,742,469	18,779,644	25,522,113	8%	62,790	0.2%
Commercial	100,857,452	12,160,844	113,018,296	29.1%	92,665,689	14,898,523	107,564,212	32%	5,454,084	5.1%
Commercial construction	3,995,441	856,970	4,852,411	1.3%	1,881,541	1,308,652	3,190,193	1%	1,662,218	52.1%
Total real estate loans	199,458,910	105,928,431	305,387,341	78.7%	174,842,452	118,879,208	293,721,660	87%	11,665,681	4.0%
Commercial business	38,988,229	1,928,232	40,916,461	10.6%	19,518,029	2,019,337	21,537,366	6%	19,379,095	90.0%
Home equity loans	13,802,091	6,874,136	20,676,227	5.3%	13,278,229	7,266,141	20,544,370	6%	131,857	0.6%
Consumer	20,075,548	785,100	20,860,648	5.4%	2,258,836	937,600	3,196,436	1%	17,664,212	552.6%
Total loans	$272,324,778	$115,515,899	$387,840,677	100.0%	$209,897,546	$129,102,286	$338,999,832	100%	$48,840,845	14.4%

The Company’s largest concentration of loans continues to be residential one-to four-family loans as a result of the loans acquired in the Fraternity and Fairmount acquisitions. This loan portfolio comprises 40.0% of the entire loan portfolio at December 31, 2017, an increase of $4.2 million from March 31, 2017. This growth is primarily related to the purchase of $13.1 million in residential mortgage loans during the third quarter of fiscal 2018. In addition, over the last half of fiscal 2017 and into fiscal 2018 we began to portfolio many of the traditional residential mortgage loans we originated, versus selling them in the secondary market, due to the increase in normal attrition within this loan segment resulting from our acquisitions. Prior to that time, we generally sold these loans in the secondary market at a premium to assist with managing interest rate risk and to enhance non-interest revenue.

In fiscal 2015, as a means to supplement our residential loan portfolio, the Company began to promote its one-to-four family residential construction lending program. Over the first nine months of fiscal 2018, the Bank has originated commitments of $11.7 million in residential construction loans. At December 31, 2017, we had $11.8 million in residential construction commitments, of which $5.1 million in funds have been advanced; compared to $11.8 million in residential construction commitments at March 31, 2017 of which $6.0 million in funds had been advanced. The construction period on residential homes is typically nine to twelve months, at which time the Bank is often repaid through permanent financing by a third party.

Real estate investor loans represent funds advanced to borrowers for the purchase or refinance of non-owner occupied one-to-four family properties. These loans make up $25.6 million, or 6.6%, of total gross loans at December 31, 2017, including a remaining balance of $18.2 million that were acquired from Fraternity and Fairmount. This type of lending typically involves more risk than originating owner-occupied one-to-four family residential mortgages and as such, the Bank typically refrains from originating this type of loan organically.

The Bank continues to focus on growth through origination or purchase of both commercial real estate and commercial business loans as these loans offer higher rates of return and shorter maturity periods than typical retail lending. The second largest increase in loans over the first half of fiscal 2018, is a $19.4 million, or 90.0%, increase in commercial business loans from $21.5 million at March 31, 2017 to $40.9 million at December 31, 2017. In the last half of fiscal 2017, management focused on diversifying the commercial loan portfolio and seeking more asset-based type lending relationships both organically and through purchases. The majority of the increase in commercial business loans is related to the purchase of a $15.4 million pool of commercial business loans at the end of the first quarter of fiscal 2018. The pool of loans consists of commercial lease loans that are concentrated in equipment that is necessary to operate a business segment, such as medical equipment. Over this same period, commercial real estate loans have also grown by $5.5 million, or 5.1%, from $107.6 million at March 31, 2017 to $113.0 million at December 31, 2017. Commercial real estate comprises 29.1% of the total loan portfolio at December 31, 2017, although this percentage has declined slightly from 31.7% at March 31, 2017 due to the growth and diversification of the commercial business loan portfolio over this same period. The Bank continues to see the benefits of our commercial lending platform that was restructured in the first half of fiscal 2016, with new personnel and improved underwriting and monitoring procedures, from both an origination and credit quality perspective.

As a means to continue to increase revenue and diversify the loan portfolio, a group of consumer loans totaling $18.4 million was purchased in August 2017 from another financial institution. This portfolio of loans was collateralized by various makes and models of recreational vehicles (RV). Prior to this purchase, the consumer portfolio made up less than 1.0% of the total loan portfolio. This purchase increased our consumer loan balances significantly from $3.2 million at March 31, 2017 to $20.9 million at December 31, 2017; accounting for 5.4% of the entire loan portfolio. As a result, we were able to further diversify the composition of the loan portfolio and increase our net interest income.

Bank-Owned Life Insurance. We invest in bank-owned life insurance (“BOLI”) to provide us with a funding source for our benefit plan obligations. BOLI also provides us noninterest income that is tax-exempt. Federal regulations generally limit our investment in BOLI to 25% of our Tier 1 capital plus our allowance for loan losses (“total capital”). At December 31, 2017, our investment in bank-owned life insurance remained relatively unchanged at $18.6 million compared to $18.3 million at March 31, 2017 and was at 42.5% of Bank total capital due to the BOLI that was assumed in the Fraternity acquisition. Due to the amount of BOLI currently held, the Company has no plans to purchase additional BOLI in the near term. The increase reflected since the beginning of fiscal 2018 is associated with the increase in the cash surrender value of the underlying insurance policies.

Deposits. Total deposits (excluding premiums on acquired deposits) decreased $19.8 million to $392.2 million at December 31, 2017 from $412.0 million at March 31, 2017. The Company continues to focus on changing its deposit mix to rely less on time deposits as a primary funding source and attract lower costing core deposits, consisting of savings, checking, and money market accounts. This has proven to be a challenge in fiscal 2018 as we have seen core deposits decline despite our efforts in a competitive market. Overall core deposits have decreased $17.1 million, or 10.4%, to $147.3 million at December 31, 2017 compared to $164.4 million at March 31, 2017. This decline is attributable to the end of a promotional rate on certain money market accounts, as well as a very competitive deposit market and normal business cycles associated with our commercial customers at calendar year end. On a year-over-year comparison, however, core deposits have only decreased $1.4 million, or 0.9%, at December 31, 2017. Core deposits accounted for 37.6% of total deposits at December 31, 2017, compared to 39.9% at March 31, 2017. The Bank is currently running deposit promotions to attract new customers in a competitive deposit market.

The following table details the composition of deposits and the related percentage mix and growth of total deposits.

	December 31, 2017		March 31, 2017		Year-To-Date Growth
		Percent		Percent		Growth
	Total	of Total	Total	of Total	Amount	Percent
Savings	$42,481,085	11%	$44,614,415	11%	$(2,133,330)	-4.8%
Noninterest-bearing checking	27,337,694	7%	30,401,454	7%	(3,063,760)	-10.1%
Interest-bearing checking	25,709,045	7%	26,415,189	7%	(706,144)	-2.7%
Money market accounts	51,800,203	13%	62,962,902	15%	(11,162,699)	-17.7%
Time deposits	244,862,537	62%	247,632,742	60%	(2,770,205)	-1.1%
	$392,190,564	100%	$412,026,702	100%	$(19,836,138)	-4.8%
Premium on deposits asssumed	500,426		829,072		(328,646)
Total deposits	$392,690,990		$412,855,774		$(20,164,784)

As loan demand increases or we look to purchase other loan portfolios, our strategy with respect to deposits has been to maintain our current certificate of deposit base, as we focus on growing our lower costing core deposits at a faster pace. We hope to accomplish this by pricing more competitively in the marketplace or through short-term certificate of deposit promotions. However, there may be instances when funding demands are more immediate. To meet these demands, the Company entered into a contract and began utilizing a certificate of deposit subscription service in the third quarter of fiscal 2018. As a result, we were able to obtain $10.6 million in certificate of deposits in the third quarter of fiscal 2018 through this service. The cost of these deposits is more expensive than traditional certificates of deposit because of the ability to provide the funding needed in a timely manner, but can be less costly than borrowing from the Federal Home Loan Bank or other sources. We may continue to utilize this service as a funding source when other less costly means are not able to meet our funding requirements.

Borrowings. Borrowings consist of both short and long-term advances from the Federal Home Loan Bank (FHLB) and a note payable associated with an automobile. At December 31, 2017, outstanding advances from the FHLB increased $27.0 million to $62.6 million at December 31, 2017 compared to $35.6 million at March 31, 2017. The increase is attributable to additional FHLB advances that were entered into to fund various loan purchases throughout the year. Already included in the FHLB advances is $15.0 million in FHLB advances assumed in the Fraternity acquisition, of which $10 million is to mature in fiscal 2019 and $5.0 million that matured last quarter and were rolled over. The advances assumed from Fraternity were originally longer-term borrowings and carried higher rates of interest varying from 3.4% to 4.3%. As a result of the higher stated rates, the Company recorded a discount of $794,000 when accounting for the borrowings at fair value upon acquisition. At December 31, 2017, the remaining discount is $166,000. The accretion of this discount offsets the higher contractual rate on these borrowings.

At December 31, 2017, $33.0 million of the total advances are considered short-term and mature in less than one year, while the remaining $29.6 million in advances are considered long-term and mature in more than one year. Included in long-term advances is $11.6 million in advances that mature on a quarterly basis; however, they are associated with several cash flow hedge transactions and will be continuously renewed over the expected life of the hedged transactions. The hedge transactions currently have an average life of 6.5 years. Excluding the advances associated with the hedge transactions, the longest outstanding borrowing is for $3.0 million and matures in August 2021.

The FHLB borrowings provide an alternative means to support the cash outflow needed to fund new loan originations in coordination with deposit growth. FHLB borrowings can provide a less expensive means to support cash outflow when compared to selling higher yielding investment securities. These obligations are secured by our residential and home equity loan portfolios. At December 31, 2017, we had the ability to borrow approximately $64.8 million in additional funds from the FHLB, subject to our pledging sufficient assets. These obligations will be repaid as our cash position strengthens.

Equity. Total equity decreased $386,000, or 0.6%, to $59.4 million at December 31, 2017 from $59.8 million at March 31, 2017. The change in equity is primarily attributable to a net loss of $1.1 million reported for the first nine months of fiscal 2018, partially offset by a $394,000 increase in additional paid in capital resulting from the expense derived from equity awards granted in prior periods. In addition, accumulated other comprehensive loss decreased $218,000 due to the increase in the fair value of the investment portfolio. The fair value of the investment portfolio increased over the first nine months due to the change in interest rates over that period and the passage of time as certain investments get closer to maturity. The Company’s book value per common share was $17.42 at December 31, 2017 compared to $17.53 at March 31, 2017.

Comparison of Asset Quality at December 31, 2017 and March 31, 2017

The Bank’s asset quality remains a primary focus of management and the Board of Directors. Nonperforming assets at December 31, 2017 were $7.1 million, an increase of $4.3 million from March 31, 2017 and a $3.6 million increase from December 31, 2016. Nonperforming assets to total assets increased from 0.55% at March 31, 2017 to 1.36% at December 31, 2017. Nonperforming assets and related ratios at or for the respective periods were as follows:

	At	At	At
	December 31, 2017	March 31, 2017	December 31, 2016
	(dollars in thousands)

Nonaccruing loans	$6,195	$2,302	$3,045
Accruing loans delinquent more than 90 days	441	21	-
Foreclosed real estate	451	503	460
Total nonperforming assets	$7,087	$2,826	$3,505

Asset Quality Ratios:
Nonperforming loans to gross loans	1.71%	0.69%	0.92%
Nonperforming assets to total assets	1.36%	0.55%	0.70%
Net charge-offs (annualized) to average loans	0.08%	0.92%	0.28%

Included in nonperforming loans are accruing loans delinquent more than 90 days. These loans represent loans that are on accrual status and paying under the contractually agreed upon terms of the note, however, such loans are 90 days past their contractual maturity date, and therefore reported as nonperforming. At December 31, 2017, these loan balances were slightly elevated as they related to many smaller investor (residential non-owner occupied) loans that matured at the same time. The Bank’s credit department is diligently working through these loans and obtaining required information so that these loans can either be renewed or extended accordingly.

Nonaccrual loans increased to $6.2 million at December 31, 2017 compared to $2.3 million at March 31, 2017 and $3.0 million a year ago. The $3.9 million increase from March 2017 to December 2017 is primarily attributable to one commercial real estate loan with a book value of $3.2 million that was placed on nonaccrual last quarter and a group of residential investor loans totaling $527,000 that were placed on nonaccrual this quarter. Approximately $72,000 was charged-off in relation to the residential investor loans, while there was no impairment identified with the commercial real estate loan based upon the most recent collateral value of the property. The one commercial real estate property is currently listed for sale by the borrower.

Also reported as a part of nonaccrual loans at December 31, 2017 and March 31, 2017 are two commercial real estate loans that are associated with the same borrower. Together these loans have a contractual principal balance of $3.4 million and a recorded investment balance of $1.3 million at December 31, 2017. Life-to-date we have charged-off $1.8 million associated with these loans, including a $107,000 charge-off this quarter based upon a new appraised value. These loans were placed on nonaccrual in October 2015 due to legal issues and the concern of collectability. The loans are classified as a Trouble Debt Restructure (“TDR”) and the borrower continued to make interest only payments through July 2016, which were applied by the Bank as a principal reduction to the loans. The borrower currently has the property listed for sale by a broker. Management is actively exploring other options to resolve this problem credit that may or may not result in additional write-downs. As of December 31, 2017, there were no other commercial real estate or business loans on nonaccrual.

The remaining balance of nonaccrual loans at December 31, 2017 consisted of $901,000 in one-to-four family residential mortgage loans, including four loans with a book balance of $472,000 that were acquired loans. The remaining $429,000 of nonaccrual one-to-four family residential mortgage loans consists of 20 different loans with smaller outstanding balances, four of which make up $243,000 of this total.

Delinquencies 30-89 days past due increased $695,000 to $1.3 million at December 31, 2017 from $579,000 at March 31, 2017. Included in total delinquencies were three commercial lease loans totaling $455,000, one commercial real estate loan for $186,000, and one residential mortgage loan for $249,000. The remaining balance of delinquencies are made up of smaller loan balances, including recreational vehicles totaling $200,000. The Bank is monitoring the delinquent loans closely and working with the borrowers to develop a payment plan to make the loans current again. If the borrowers are unable to bring these loans current or unable to re-pay or re-finance the respective loans, there could be future charge-offs associated with these loans based upon collateral values.

Foreclosed real estate decreased $52,000 from $503,000 at March 31, 2017 to $451,000 at December 31, 2017 and consisted of four properties. One of the four properties consist of semi-developed land with a fair value of $411,000. This property was written-down by $32,000 during the recent quarter based upon a newly obtained appraised value. The property is listed for sale and is participated with another financial institution, with Hamilton being the lead lender. The remaining three properties totaling $40,000 are comprised of one-to-four family residential mortgage loans, all of which are participations that Hamilton owns less than 15% of and is not the lead lender.

The Bank recorded a $625,000 provision for loan loss during the first nine months of fiscal 2018 compared to a $1.0 million provision for loan loss for the same period a year ago. The provision for loan loss for the nine months ended December 31, 2017 was a result of an increase in loan growth primarily stemming from the purchase of several loan portfolios throughout the year and some charge-offs previously discussed. The allowance for loan losses at December 31, 2017 totaled $2.6 million, or 0.67% of gross loans, compared to $2.2 million, or 0.65% of gross loans, at March 31, 2017. The change in this percentage, despite additional provisions, was due to the increase in overall loan balances. This overall percentage remains relatively low compared to peers because of our recent acquisitions. As outlined in note 3 to our consolidated financial statements, loans acquired in an acquisition are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses. We continue to monitor and manage the acquired loan portfolio to determine if additional provisions are necessary in relation to the estimated fair value placed on those loans as determined by management.

The activity in the allowance for loan losses for the nine-month period ending December 31, 2017 includes $236,000 in charge-offs, offset by $26,000 in recoveries and a $625,000 provision for loan losses. We review the adequacy of the allowance for loan losses no less than quarterly and are proactively managing problem assets. Based upon our analysis, we believe this allowance appropriately reflects the inherent risk of loss in our loan portfolio at December 31, 2017. We estimate the allowance for loan losses within a range based upon our charge-off history and certain environmental factors.

Results of Operations for the Three Months Ended December 31, 2017 and 2016 (unaudited)

General. Net income for the quarter ended December 31, 2017 was a loss of $1.9 million, or $0.60 per common share, compared to net income of $59,000, or $0.02 per common share for the quarter ended December 31, 2016. The decrease in net income was a result of the passage of the Tax Cuts and Job Act (the “Act”) that was signed into law on December 22, 2017. The Act amended the Internal Revenue Code to reduce income tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduces the federal corporate income tax rate from a maximum 35 percent to a flat 21 percent tax rate. As a result, our net deferred tax assets of $7.5 million, which were based upon a 34 percent corporate tax rate, had to be re-evaluated to reflect the new tax rate of 21 percent. This one-time non-cash adjustment is estimated to be $2.2 million and is recorded through income tax expense. Pre-tax income for the quarter, however, was $425,000 compared to $1,000 for the quarter ending December 31, 2016; a period-over-period increase of $424,000 The increase in pre-tax income resulted primarily from a $27,000 increase in net interest income, a $175,000 increase in noninterest revenue, and a $435,000 decrease in the provision for loan losses, partially offset by a $213,000 increase in noninterest expenses.

Net Interest Income. Net interest income increased $27,000 to $3.6 million for the three-months ended December 31, 2017 compared to $3.6 million for the three-months ended December 31, 2016. The increase in net interest income was due to a $204,000 increase in interest revenue, partially offset by a $177,000 increase in interest expense. The increase in interest revenue was due to an increase in the average yield on interest-earning assets as lower yielding assets, particularly investments and interest-bearing deposits with banks, were re-invested into higher yielding loans. The average yield increased 13 basis points from 3.71% to 3.84%. Over this same period, the average balance in interest-earning assets increased $4.4 million, or 0.9%, compared to the same period in fiscal 2017 as the average balance in loans receivable continued to grow.

The increase in interest expense for the quarter ended December 31, 2017 compared to the same quarter last year was the result of a 17 basis points increase in the average cost of interest-bearing liabilities. The average cost of interest-bearing liabilities increased from 0.71% for the three months ended December 31, 2016 to 0.88% for the three months ended December 31, 2017. In addition, the average balance of interest-bearing liabilities also increased $1.7 million from $418.7 million to $420.2 million. The increase resulted from the growth in average borrowings, partially offset by a decrease in average interest-bearing deposits. The net interest margin decreased 1 basis point from 2.99% for the three months ended December 31, 2016 to 2.98% for the three months ended December 31, 2017.

Interest Revenue. Interest revenue increased $204,000, or 4.7% to $4.6 million during the three months ended December 31, 2017 compared to $4.4 million for the three months ended December 31, 2016. The increase resulted from the increase in interest and fees on loans, partially offset by decreases in interest revenue earned on investment securities and federal funds sold and other bank deposits.

Interest and fees on loans increased $226,000, or 5.8%, to $4.1 million for the three months ended December 31, 2017, compared to $3.9 million for the three months ended December 31, 2016. The increase in interest and fees on loans is due to a $44.2 million increase in the average balance of net loans from $327.3 million to $371.5 million quarter-over-quarter. The increase in average loans is attributable to organic growth generated by our commercial lending area and strategic loan purchases over the past year. Partially offsetting the increase in the average balance of loans is a 32 basis point decline in the average yield earned on loans from 4.74% for the quarter ending December 31, 2016 to 4.42% for the quarter ending December 31, 2017. The decline in yield is a result of the extended low interest rate environment and the competitive pressure relating to pricing.

Interest revenue on investment securities decreased $12,000 to $439,000 for the three months ended December 31, 2017 from $451,000 for the three months ended December 31, 2016. The average balance of investment securities decreased $16.8 million, or 15.7%, to $90.2 million for the three months ended December 31, 2017 from $107.0 million for the same period last year, while the average yield increased 26 basis points to 1.95% from 1.69%. The largest decrease in investment securities was in mortgage-backed securities, which decreased $14.9 million to $67.9 million for the three months ended December 31, 2017 from $82.9 million for the same period last year. The average balance of investment securities also decreased quarter-over-quarter by $1.8 million. The decrease in average investments is attributable to $7.4 million in securities that were sold during the most recent quarter and the utilization of excess cash in the second half of fiscal 2017 to purchase new securities that have since paid down through normal attrition.

Interest Expense. Interest expense increased $177,000, or 23.6%, to $924,000 for the three months ended December 31, 2017 compared to $748,000 for the same period in fiscal 2017, due to the increase in the average cost of both interest-bearing deposits and borrowings. The average cost of deposits increased nine basis points from 0.69% for the three months ended December 31, 2016 to 0.78% for the three months ended December 31, 2017. The increase in interest expense associated with the average cost of interest-bearing deposits was partially offset by a decrease in the average balance of interest-bearing deposits. The average balance of interest-bearing deposits decreased $25.7 million, or 6.5%, to $366.8 million for the three months ended December 31, 2017 from $392.4 million for the three months ended December 31, 2016. Because of the increase in costs that were offset by the decline in average balances, the interest expense associated with interest-bearing deposits only increased $40,000, or 5.9%, period-over-period. In the last quarter of fiscal 2017 and during the second quarter of this year, we began to offer a money market account with a 6-month promotional rate to attract core deposits. As a result, the average cost associated with money market accounts has increased from 0.38% to 0.50% quarter-over-quarter, which contributed to the increase in the cost of interest-bearing deposits.

For the three-month period ended December 31, 2017, average interest-bearing deposit balances increased or remained relatively unchanged for all types of deposits, except for the decreases in money market accounts and certificate of deposits, when compared to the same period a year ago. We remain focused on changing the mix of our deposit portfolio by maintaining our maturing certificates of deposits and growing lower cost core deposits, including savings, interest-bearing checking and money market accounts. This has proven to be a challenge in fiscal 2018 as we have seen our overall deposits decline despite our efforts in a competitive market. The average balance of time deposits decreased $25.5 million, or 9.6%, to $239.9 million for the quarter ended December 31, 2017 compared to $265.4 million for the quarter ended December 31, 2016. For the same two periods, average core interest-bearing deposits remained relatively unchanged, decreasing $132,000 to $126.8 million for the three months ended December 31, 2017 compared to $127.0 million for the three months ended December 31, 2016.

Noninterest-bearing deposits allow us to fund growth in interest-earning assets at minimal cost. Average noninterest-bearing deposits increased $4.4 million, or 17.5%, to $29.7 million for the three months ended December 31, 2017, compared to $25.3 million for the three months ended December 31, 2016. This increase resulted from the efforts of our cash management personnel and commercial loan officers working with commercial clients to move their deposit relationship to Hamilton Bank.

For the three-month period ended December 31, 2017, average interest-bearing borrowings were $53.6 million compared to an average balance of $26.3 million for the same period a year ago. The increase in borrowings is associated with funds needed to purchase several loan portfolios over the past year and a declining deposit base. The borrowings primarily consisted of advances from the Federal Home Loan Bank. At December 31, 2017, the Bank had $62.6 million in outstanding advances from the FHLB, including $13.0 million in borrowings assumed through the Fraternity and Fairmount acquisitions. The borrowings carried an average rate of 1.57% for the three months ended December 31, 2017; a 44 basis points increase from 1.13% for the same period a year ago. Borrowing from the FHLB in today’s low interest rate environment can be a more cost-effective means to obtain funds if deposits are not growing compared to selling investment securities that are earning a higher yield.

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

	Three Months Ended December 31,
	(dollars in thousands)
	2017			2016
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Interest bearing deposits with banks	$12,850	$19	0.59%	$35,824	$28	0.31%
Investment securities (1)	22,310	141	2.53%	24,145	140	2.32%
Mortgage-backed securities	67,919	298	1.76%	82,856	311	1.50%
Loans receivable, net (2)	371,486	4,103	4.42%	327,336	3,879	4.74%
Total interest-earning assets	474,565	4,561	3.84%	470,161	4,358	3.71%
Noninterest-earning assets	43,173			42,425
Total assets	$517,738			$512,586

Interest-bearing liabilities:
Certificates of deposit	$239,920	$625	1.04%	$265,448	$594	0.90%
Money Market	58,761	74	0.50%	64,848	62	0.38%
Statement savings	43,080	13	0.12%	44,806	17	0.15%
NOW accounts	24,996	2	0.03%	17,315	1	0.02%
Total interest-bearing deposits	366,757	714	0.78%	392,417	674	0.69%
Borrowings	53,645	210	1.57%	26,280	74	1.13%
Total interest-bearing liabilities	420,402	924	0.88%	418,697	748	0.71%

Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	29,708			25,274
Other noninterest-bearing liabilities	6,026			7,014
Total liabilities	456,136			450,985
Total shareholders’ equity	61,602			61,601
Total liabilities and shareholders’ equity	$517,738			$512,586

Net interest income		$3,637			$3,610
Net interest rate spread (3)			2.98%			2.99%
Net interest-earning assets (4)	$54,163			$51,464
Net interest margin (5)			3.07%			3.07%
Average interest-earning assets to average interest-bearing liabilities	112.88%			112.29%

__________________________________

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

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was $345,000 charged to the provision for loan losses for the three months ended December 31, 2017 compared to a provision for loan loss of $780,000 for the three months ended December 31, 2016. In the current quarter, $206,000 of the provision for loan loss is attributable to net charge-offs while the remaining $139,000 is related to the overall growth within the loan portfolio, particularly residential mortgage loans that include $13.1 million in loans that were purchased during the quarter. For the quarter ending December 31, 2016, the $780,000 charged to the provision for loan losses included a $622,000 charge-off relating to one commercial real estate relationship.

The allowance for loan losses was $2.6 million, or 39.3% of non-performing loans at December 31, 2017 compared to $2.1 million, or 67.78% of non-performing loans at December 31, 2016. The lower percentage overall at December 31, 2017 is due to two commercial real estate relationships with a combined book balance of $4.5 million that are on nonaccrual. If these loans were excluded, the allowance for loan losses as a percentage of non-performing loans at December 31, 2017 would be 100.9%. These loans are reported at the estimated fair value of their underlying collateral and any respective charge-offs have been taken either this quarter or in prior periods.

During the three months ended December 31, 2017, loan charge-offs totaled $211,000 with recoveries of $5,000, compared to $677,000 in charge offs and $19,000 in recoveries during the three months ended December 31, 2016. During fiscal year 2018, we expect that we will continue our emphasis in growing organically commercial real estate and commercial business loans, which have higher interest rates than one-to four-family mortgage loans, but are generally considered to bear higher risk than one-to four-family mortgage loans and could contribute to higher loan loss provisions going forward.

Summary of Allowance for Loan Losses Activity. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended
	December 31,
	2017	2016
	(dollars in thousands)

Allowance for loan losses at beginning of period	$2,471	$1,942
Charge-offs:
Real estate loans:
Residential	-	52
Investor	111	-
Commercial	100	622
Commercial construction	-	-
Commercial business	-	-
Home equity	-	-
Consumer	-	3
Total charge-offs	211	677
Recoveries	5	19
Net charge-offs	206	658
Provision for loan losses	345	780
Allowance for loan losses at end of period	$2,610	$2,064

Allowance for loan losses to non-performing loans	39.33%	67.78%
Allowance for loan losses to total loans outstanding at the end of the period	0.67%	0.62%
Net charge-offs to average loans outstanding during the period (annualized)	0.22%	0.80%

Noninterest Revenue. Noninterest revenue increased $175,000, or 60.6%, to $463,000 for the three-months ended December 31, 2017, compared to $288,000 for the three-months ended December 31, 2016. The following table outlines the changes in noninterest revenue for the three-month periods.

	Three months ended
	December 31,
	2017	2016	$ Change	% Change
Service charges	$109,151	$104,882	$4,269	4.1
(Loss) gain on sale of investment securities	(12,736)	23,720	(36,456)	(153.7)
Gain on sale of loans held for sale	-	1,438	(1,438)	(100.0)
Gain (loss) on sale of property and equipment	212,743	(11,043)	223,786	2,026.5
Earnings on bank-owned life insurance	123,597	126,302	(2,705)	(2.1)
Other fees and commissions	29,860	42,784	(12,924)	(30.2)

Total noninterest revenue	$462,615	$288,083	$174,532	60.6

Noninterest revenue was impacted during the three months ended December 31, 2017 by increases in service charges and gains on sale of property and equipment, partially offset by decreases in gain on sale of investments and loans held for sale, other fees and commissions, and earnings on bank-owned life insurance.

Service charges associated with retail and commercial deposit products increased $4,000, or 4.1% during the three months ended December 31, 2017 compared to the same period a year ago due to an $11.3 million increase in our checking accounts period-over-period. Management is focused on growing core deposits, particularly checking accounts, which typically generate more service fee income. We continue to review and evaluate our retail fee structure to be more in-line with our market area. Customers, however, have become more cost conscious of fees and better manage their deposit relationship with the Bank.

The $213,000 gain on sale of property and equipment for the three months ended December 31, 2017 is related specifically to the sale of our Pigtown branch in Baltimore City, along with various furniture and equipment that was associated with the property. This branch is being relocated within the same community, but to a smaller, more efficient space that will provide operational cost savings. We are continuing to operate from the existing location in accordance with the sales agreement with the buyer until the new location is renovated and opened for operation, which is expected to be in March 2018.

Other fees and commissions include loan fees charged to customers, merchant credit card fees, and other smaller fees. The decrease with respect to the three months ended December 31, 2017 compared to the three months ended December 31, 2016, is primarily related to loan fees. Loan fees include various charges to customers for loan applications, processing, and/or extensions. Loan fees for the three months ending December 31, 2017 decreased $19,000 to $11,000, compared to $30,000 for the same period a year ago.

The decrease in earnings on bank-owned life insurance (BOLI) is associated with lower interest rates offered by the insurance companies on the outstanding balance compared to the comparable period a year ago. The revenue earned from BOLI is exempt for tax purposes.

The other components that make up noninterest revenue for the three months ended December 31, 2017 include a decrease in gain on investment securities and gain on the sale of loans held for sale. The loss on sale of investment securities for the three months ended December 31, 2017 was associated with the sale of securities with a book value of $7.4 million. The securities were sold to provide additional liquidity.

Noninterest Expense. Noninterest expense increased $213,000, or 6.8%, to $3.3 million for the three months ended December 31, 2017 compared to the three months ended December 31, 2016. The following table outlines the changes in noninterest expense for those periods.

	Three months ended
	December 31,
	2017	2016	$ Change	% Change
Salaries and benefits	$1,819,035	$1,714,314	$104,721	6.1
Occupancy	259,595	234,310	25,285	10.8
Advertising	22,487	16,305	6,182	37.9
Furniture and equipment	92,894	93,058	(164)	(0.2)
Data processing	176,114	206,596	(30,482)	(14.8)
Legal services	153,615	47,831	105,784	221.2
Other professional services	218,879	284,979	(66,100)	(23.2)
Deposit insurance premiums	91,470	63,571	27,899	43.9
Foreclosed real estate expense and losses (gains)	43,706	(1,578)	45,284	2,869.7
Other operating	452,423	457,466	(5,043)	(1.1)

Total noninterest expense	$3,330,218	$3,116,852	$213,366	6.8

Overall our operating expenses have increased quarter-over-quarter due to costs associated with growing the loan portfolio and addressing other administrative matters, such as our charter conversion. Despite these increases, we have been able to manage a growing loan portfolio from an operational cost basis and continue to increase our interest revenue. This is reflected in our ability to essentially maintain our efficiency ratio at 81.2 percent for the three months ended December 31, 2017 compared to 80.0 percent for the three months ended December 31, 2016. We hope to realize some of the benefit of operating as a larger financial institution and utilize greater economies of scale going forward.

The largest increase in noninterest expenses quarter-over-quarter was in salaries and benefits, which increased $105,000. During the first quarter of fiscal 2018, the Company made strategic new hires that were focused on branch efficiency and new products. In addition, annual salary increases were awarded and the cost of health benefits increased, along with the cost recognized under our Employee Stock Ownership Plan resulting from the increase in our stock price over the past year. Also included in salaries and benefits for the three months ending December 31, 2017 and 2016, is $80,000 and $79,000 in expense, respectively, relating to equity awards granted to officers under the Company’s Equity Incentive Plan. The equity awards provide for management to have an interest in the performance of the company and share in the benefit of an increase in shareholder value. Similarly, other operating expenses for the same periods include $35,000 and $30,000 in expense, respectively, associated with equity awards granted to Directors.

Legal expense for the quarter ending December 31, 2017 increased over the same quarter a year ago. The increase in legal costs is due in part to management’s engagement of counsel to assist with our charter conversion from a federal savings bank to a Maryland commercial bank. The charter conversion was approved and effective December 21, 2017. The charter conversion should reduce regulatory costs going forward. In addition, counsel has been sought to assist with compiling and reviewing agreements associated with loan purchases, as well as advise on the relocation of our Pigtown branch and other compliance matters. Counsel also continues to assist with the collection and foreclosure process associated with problem loans, as well as consult on how to proceed with certain problem borrowers.

Deposit insurance premiums increased due to the increase in the Bank’s asset size and the rate assessed by the Federal Deposit Insurance Corporation (“FDIC”), the government agency that insures deposits. The rate assessed by the FDIC is formula based and considers several financial factors, including nonperforming loans. Foreclosed real estate expense also increased quarter-over-quarter due to a $32,000 write-down of one of the Bank’s foreclosed real estate properties. This write-down was based upon a new appraisal obtained on the property. The remainder of foreclosed real estate expense is associated with the property taxes paid on the same property.

Certain other non-interest expenses, including furniture and equipment, data processing, and other operating expenses declined as a result of management’s continued focus on reducing costs where applicable. Some of these reductions have been obtained through the review or negotiation of vendor contracts, analysis of alternative sources, and more efficient means. We are in the process of re-locating our Pigtown branch to a smaller space to reduce costs and continue to look for alternatives to making our branches more efficient. Other professional services decreased in part due to the end of our contractual obligation under a consulting and non-compete agreement with one of the former Fraternity executives. Roughly $145,000 was recognized in the prior year quarter that related to these agreements.

Income Tax Expense. We recorded tax expense of $2.4 million for the three months ended December 31, 2017 after pre-tax income of $425,000, compared to a tax benefit of $58,000 for the three months ended December 31, 2016 after pre-tax income of $1,000. The increase in tax expense for the quarter ended December 31, 2017 is directly related to the passage of the Tax Cuts and Job Act (the “Act”) that was signed into law on December 22, 2017. The Act amended the Internal Revenue Code to reduce income tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduces the federal corporate income tax rate from a maximum 35 percent to a flat 21 percent tax rate. As a result, our net deferred tax assets of $7.5 million, which were based upon a 34 percent corporate tax rate, had to be re-evaluated to reflect the new tax rate of 21 percent. This one-time non-cash adjustment is estimated to be $2.2 million and is recorded through income tax expense. The effective income tax rates for the three-month periods ending December 31, 2017 and 2016 are skewed due to the deferred tax revaluation adjustment and the low pre-tax income with offsetting tax-exempt items, respectively. Certain items, such as bank-owned life insurance and certain municipal security interest are tax-exempt, while acquisition related expenses are not tax-deductible.

At December 31, 2017, the Company reported net deferred tax assets of $5.2 million compared to $8.0 million at March 31, 2017. The change is primarily due to the revaluation of the deferred tax assets resulting from the passage of the Tax Cuts and Job Act discussed earlier, along with a decrease in net operating loss (NOL) carryforwards attributable to the net income reported for the first nine months of fiscal 2018. The NOL carryforwards have a defined expiration date of 20 years from the date of creation.

In accordance with Accounting Standards Codification (ASC) 740, Accounting for Income Taxes, the Company continually assesses whether a deferred tax asset is more likely than not to be realized based on an evaluative process that considers all available positive and negative evidence. As part of this evaluative process, management considers the following sources of taxable income: 1) the future reversals of taxable temporary differences; 2) future taxable income exclusive of reversing temporary differences and carryforwards; 3) taxable income in prior carryback years and; 4) tax planning strategies. A deferred tax asset valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the deferred tax asset will not be realized. The Company has established a valuation allowance in the amount of $54,000 at December 31, 2017 because the Company believes that a portion of the state operating loss carryforwards and state tax credit carryforwards will not be utilized.

In making a conclusion, management has evaluated all available positive and negative evidence impacting these sources of taxable income. The positive evidence that is most heavily relied upon is future taxable income exclusive of reversing temporary differences and carryforwards. Based upon our analysis, there is more positive evidence than negative regarding the utilization of our deferred tax asset and the realization of our recorded deferred tax asset at December 31, 2017.

Results of Operations for the Nine Months Ended December 31, 2017 and 2016 (unaudited)

General. Net income for the nine months ended December 31, 2017 was a loss of $1.1 million, or $0.35 per common share, compared to net income of $48,000, or $0.01 per common share for the same period ended December 31, 2016. The decrease in net income was a result of the passage of the Tax Cuts and Job Act (the “Act”) that was signed into law on December 22, 2017. The Act amended the Internal Revenue Code to reduce income tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduces the federal corporate income tax rate from a maximum 35 percent to a flat 21 percent tax rate. As a result, our net deferred tax assets of $7.5 million, which were based upon a 34 percent corporate tax rate, had to be re-evaluated to reflect the new tax rate of 21 percent. This one-time non-cash adjustment is estimated to be $2.2 million and is recorded through income tax expense. Pre-tax income for the nine-month period ended December 31, 2017, however, was $1.5 million compared to a loss of $18,000 for the nine-month period ended December 31, 2016; a period-over-period increase of $1.6 million The increase in pre-tax income resulted from a $583,000 increase in net interest income, a $183,000 increase in noninterest revenue, a $415,000 decrease in the provision for loan losses, and a $376,000 decrease in noninterest expenses.

Net Interest Income. Net interest income increased $583,000, or 5.7%, to $10.8 million for the nine months ended December 31, 2017 compared to $10.3 million for the nine months ended December 31, 2016. The increase in net interest income was due to a $977,000 increase in interest revenue, partially offset by a $395,000 increase in interest expense. The increase in interest revenue was due to an increase in the average balance of interest-earning assets, particularly higher yielding loans, as well as an increase in average yield on interest-earning assets. The average balance in interest-earning assets increased $12.8 million, or 2.8%, for the first nine months of fiscal 2018 compared to the same period in fiscal 2017, while the average yield increased 18 basis points to 3.79% from 3.61%. The average balances increased period-over-period due in part to the acquisition of Fraternity, which occurred in May 2016. Over this same period, the Bank was also able to increase the average balance of higher interest-earning assets, particularly loans, both organically and through loan purchases.

Partially offsetting the increase in interest revenue was the $395,000 increase in interest expense for the nine-month period ended December 31, 2017 compared to the same period a year ago. This increase was due to the growth in the average balance of interest-bearing liabilities, particularly higher yielding borrowings, as well as an increase in the average cost of interest-bearing liabilities. The average balance of interest-bearing liabilities increased $10.3 million, or 2.5%, for the first nine months of fiscal 2018 compared to the same period in fiscal 2017, while the average yield increased 10 basis points to 0.81% from 0.71%. The increase in interest-bearing liabilities was impacted by the growth in borrowings that were used to help in funding a growing loan portfolio and a decreasing deposit base. Our net interest margin increased 8 basis points from 2.99% to 3.07% for the same two periods.

Interest Revenue. Interest revenue increased $977,000, or 7.9% to $13.4 million during the nine months ended December 31, 2017 compared to $12.4 million for the nine months ended December 31, 2016. The increase resulted from increases in interest and fees on loans and interest revenue earned on investment securities, partially offset by a decrease in revenue from federal funds sold and other bank deposits.

Interest and fees on loans increased $865,000, or 7.8%, to $11.9 million for the nine months ended December 31, 2017, compared to $11.0 million for the nine months ended December 31, 2016. The increase in interest and fees on loans is due to a $43.2 million increase in the average balance of net loans from $310.9 million to $354.1 million period-over-period. The increase in average loans is attributable to the loans acquired in the Fraternity acquisition, which was completed in May 2016, as well as organic growth generated by our commercial lending area and strategic loan purchases over the past year. Partially offsetting the revenue derived from an increase in the average balance of loans is a 25-basis point decline in the average yield earned on loans from 4.73% for the nine months ended December 31, 2016 to 4.48% for the nine months ended December 31, 2017. The decline in yield is a result of the extended low interest rate environment and the competitive pressure relating to pricing.

Interest revenue on investment securities increased $160,000 to $1.4 million for the nine months ended December 31, 2017 from $1.2 million for the nine months ended December 31, 2016. The average balance of investment securities increased by $4.3 million, or 4.6%, to $97.3 million for the nine months ended December 31, 2017 from $93.0 million for the same period last year, while the average yield also increased 14 basis points to 1.91% from 1.77% for the same two periods. The largest increase in investment securities was in mortgage-backed securities, which increased $3.2 million to $73.6 million for the nine months ended December 31, 2017 from $70.4 million for the same period last year. The average balance of investment securities also increased for the nine-month period-over-period by $1.0 million. The increase in average investments is attributable to the Fraternity acquisition, along with utilizing the excess cash acquired in the Fraternity acquisition to purchase new securities in the second half of fiscal 2017. Investment balances have been declining since that time due to the need to provide liquidity to fund loan growth and a declining deposit base.

Interest Expense. Interest expense increased $395,000, or 18.3%, to $2.5 million for the nine months ended December 31, 2017 compared to $2.2 million for the same period in fiscal 2017. The primary reason for this increase is due to the increase in the average balance and cost of borrowings, and to a lesser extent the increase in the cost of interest-bearing deposits, partially offset by a decrease in the average balance of those same deposits. For the nine-month period ended December 31, 2017, average interest-bearing borrowings were $44.0 million compared to an average balance of $25.5 million for the same period a year ago. The borrowings primarily consisted of advances from the Federal Home Loan Bank and have been utilized to help with funding a growing loan portfolio and a declining deposit base over the first nine months of fiscal 2018. At December 31, 2017, the Bank had $62.6 million in outstanding advances from the FHLB, including $13.0 million in borrowings assumed through the Fraternity and Fairmount acquisitions. Overall borrowings carried an average rate of 1.52% for the nine months ended December 31, 2017 compared to 1.01% for the nine-period ended December 31, 2016. Borrowing from the FHLB in today’s low interest rate environment can be a more cost-effective means to obtain funds if deposits are not growing compared to selling investment securities that are earning a higher yield.

The average balance of interest-bearing deposits decreased $8.2 million to $373.2 million for the nine months ended December 31, 2017 from $381.4 million for the nine months ended December 31, 2016. The average cost of deposits though increased from 0.68% to 0.73% for those same periods. We have begun to increase the rates on a portion of our deposit products and run various deposit promotions as the demand for deposits is becoming more competitive in the marketplace. During the second quarter of fiscal 2018 and last quarter of fiscal 2017, we began to run a money market promotion with a 6-month promotional rate as a means to attract core deposits. As a result, the average cost associated with money market accounts increased from 0.33% to 0.52% for the nine-month periods ended December 31, 2016 and 2017, respectively.

For the nine-month period ended December 31, 2017, the average interest-bearing deposit balances increased for all types of deposits, except certificates of deposits, when compared to the same period last year. These increases are a result of the Fraternity acquisition, as well as promotional efforts to raise funds for new loan growth. We remain focused on changing the mix of our deposit portfolio by maintaining our maturing certificates of deposits and growing lower cost core deposits, including savings, interest-bearing checking and money market accounts. The average balance of core interest-bearing deposits increased $11.7 million, or 9.8%, to $132.0 million for the nine months ended December 31, 2017 compared to $120.3 million for the nine months ended December 31, 2016. The average balance of time deposits, however, decreased $19.2 million, or 7.6%, to $241.2 million for the nine months ended December 31, 2017 compared to $261.1 million for the nine months ended December 31, 2016. The decrease in time deposits is related to the competitive interest rate market, as well as the decrease in our customer base that is attributable to an aging demographic. To compensate for this decline, the Company entered into a contract and began utilizing a certificate of deposit subscription service in the third quarter of fiscal 2018. As a result, we have been able to obtain $10.6 million in certificate of deposits in the third quarter of fiscal 2018 through this service. The cost of these deposits is more expensive than traditional certificates of deposit because of the ability to provide the funding needed in a timely manner, but can be less costly than borrowing from the Federal Home Loan Bank or other source. We will continue to utilize this service as a funding source when other less costly means are not able to meet our funding requirements.

Noninterest-bearing deposits allow us to fund growth in interest-earning assets at minimal cost. Average noninterest-bearing deposits increased $6.1 million, or 25.9%, to $29.6 million for the nine months ended December 31, 2017, compared to $23.5 million for the nine months ended December 31, 2016. This increase resulted from the efforts of our cash management personnel and commercial loan officers working with commercial clients to move their deposit relationship to Hamilton Bank and the acquisition of Fraternity.

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

	Nine Months Ended December 31,
	(dollars in thousands)
	2017			2016
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Cash and cash equivalents	$19,636	$100	0.68%	$54,294	$148	0.36%
Investment securities (1)	23,635	446	2.52%	22,607	408	2.41%
Mortgage-backed securities	73,637	951	1.72%	70,397	829	1.57%
Loans receivable, net (2)	354,132	11,891	4.48%	310,922	11,026	4.73%
Total interest-earning assets	471,040	13,388	3.79%	458,220	12,411	3.61%
Noninterest-earning assets	43,526			39,905
Total assets	$514,566			$498,125

Interest-bearing liabilities:
Certificates of deposit	$241,176	$1,753	0.97%	$261,096	$1,759	0.90%
Money Market	62,308	243	0.52%	60,441	148	0.33%
Statement savings	43,771	41	0.12%	42,956	49	0.15%
NOW accounts	25,966	7	0.04%	16,910	3	0.02%
Total interest-bearing deposits	373,221	2,044	0.73%	381,403	1,959	0.68%
Borrowings	44,022	503	1.52%	25,547	193	1.01%
Total interest-bearing liabilities	417,243	2,547	0.81%	406,950	2,152	0.71%

Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	29,585			23,501
Other noninterest-bearing liabilities	6,604			6,460
Total liabilities	453,432			436,911
Total shareholders’ equity	61,134			61,214
Total liabilities and shareholders’ equity	$514,566			$498,125

Net interest income		$10,841			$10,259
Net interest rate spread (3)			2.98%			2.91%
Net interest-earning assets (4)	$53,797			$51,270
Net interest margin (5)			3.07%			2.99%
Average interest-earning assets to average interest-bearing liabilities	112.89%			112.60%

____________________________________

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

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was $625,000 charged to the provision for loan losses for the nine months ended December 31, 2017 compared to a provision for loan loss of $1.0 million for the nine months ended December 31, 2016. The $625,000 provision for loan loss recorded for the first nine months of fiscal 2018 is attributable to the overall growth within the loan portfolio and net charge-offs of $210,000. The growth within the loan portfolio is in part due to the residential mortgage, commercial business, and consumer loan portfolios purchased throughout the year. For the nine-month period ending December 31, 2016, $622,000 of the $1.0 million charged to the provision for loan loss was related to a charge-off associated with one commercial real estate relationship. The remaining provision, for the most part, was not a product of charge-offs, as reflected in the table below.

The allowance for loan losses was $2.6 million, or 39.3% of non-performing loans at December 31, 2017 compared to $2.1 million, or 67.8% of non-performing loans at December 31, 2016. The lower percentage overall at December 31, 2017 is due to two commercial real estate relationships with a combined book balance of $4.5 million that are on nonaccrual. If these loans were excluded, the allowance for loan losses as a percentage of non-performing loans at December 31, 2017 would be 100.9%. These loans are reported at the estimated fair value of their underlying collateral and any respective charge-offs have been taken either this quarter or in prior periods.

During the nine months ended December 31, 2017, loan charge-offs totaled $236,000 with recoveries of $26,000, compared to $724,000 in charge-offs and $46,000 in recoveries during the nine months ended December 31, 2016. During fiscal year 2018, we expect that we will continue our emphasis in organically growing commercial real estate and commercial business loans, which have higher interest rates than one-to four-family mortgage loans, but are generally considered to bear higher risk than one-to four-family mortgage loans and could contribute to higher loan loss provisions going forward.

Summary of Allowance for Loan Losses Activity. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Nine Months Ended
	December 31,
	2017	2016
	(dollars in thousands)

Allowance for loan losses at beginning of period	$2,195	$1,702
Charge-offs:
Real estate loans:
Residential	9	96
Investor	126	-
Commercial	100	622
Construction	-	-
Commercial business	-	2
Home equity	-	-
Consumer	1	4
Total charge-offs	236	724
Recoveries	26	46
Net charge-offs	210	678
Provision for loan losses	625	1,040
Allowance for loan losses at end of period	$2,610	$2,064

Allowance for loan losses to non-performing loans	39.33%	67.78%
Allowance for loan losses to total loans outstanding at the end of the period	0.67%	0.62%
Net charge-offs to average loans outstanding during the period (annualized)	0.08%	0.28%

Noninterest Revenue. Noninterest revenue increased $183,00, or 21.8%, to $1.0 million for the nine months ended December 31, 2017, compared to $840,000 for the nine months ended December 31, 2016. The following table outlines the changes in noninterest revenue for the nine-month periods.

	Nine months ended
	December 31,
	2017	2016	$ Change	% Change
Service charges	$347,201	$319,489	$27,712	8.7
(Loss) gain on sale of investment securities	(2,356)	23,720	(26,076)	(109.9)
Gain on sale of loans held for sale	-	23,047	(23,047)	(100.0)
Gain (loss) on sale of property and equipment	212,743	(11,043)	223,786	(2,026.5)
Earnings on bank-owned life insurance	369,991	364,928	5,063	1.4
Other fees and commissions	95,972	119,937	(23,965)	(20.0)

Total noninterest revenue	$1,023,551	$840,078	$183,473	21.8

Noninterest revenue was impacted during the nine months ended December 31, 2017 by increases in service charges, gain on sale of property and equipment, and earnings on bank-owned life insurance, partially offset by decreases in gain on sale of investments and loans held for sale, along with other fees and commissions.

Service charges associated with retail and commercial deposit products increased $28,000, or 8.7% during the nine months ended December 31, 2017 compared to the same period a year ago due to an $11.3 million increase in our checking accounts period-over-period. Management is continually focused on growing core deposits, particularly checking accounts, which typically generate more service fee income. We continuously review and evaluate our retail fee structure on transactional accounts to be more in-line with our market area. Customers, however, have become more cost conscious of fees and better manage their deposit relationship with the Bank.

The $213,000 gain on sale of property and equipment for the nine months ended December 31, 2017 is related specifically to the December 2017 sale of our Pigtown branch in Baltimore City, along with various furniture and equipment that was associated with the property. This branch is being relocated within the same community, but to a smaller, more efficient space that will provide operational cost savings. We are continuing to operate from the existing location in accordance with the sales agreement with the buyer until the new location is renovated and opened, which is expected to be in March 2018.

The increase in earnings on bank-owned life insurance (BOLI) is associated with the $5.1 million in BOLI assumed in the Fraternity acquisition in May 2016. The revenue earned from an increase in the average balance, is partially offset by a decrease in the rate earned on the outstanding BOLI policies, else revenue would have been higher. The revenue earned from BOLI is exempt for tax purposes.

Offsetting the increases in noninterest revenue for the nine months ended December 31, 2017 was a decrease in gain on the sale of loans held for sale. Gain on sale of loans held for sale represents revenue earned on loans sold in the secondary market at a premium. Over the past several years, we typically sold our newly originated residential mortgage loans in the secondary market to better manage interest rate risk in a rising rate environment. During the second half of fiscal 2017, however, the Company began to hold in portfolio our residential loan originations to partially offset the increased run-off associated with this loan type. Consequently, there were no loans sold during the first nine months of fiscal 2018 compared to the same period last last year in which several loans were sold at a gain of $23,000.

Other fees and commissions include loan fees charged to customers, merchant credit card fees, and other smaller fees. The decrease with respect to the nine months ended December 31, 2017 compared to nine months ended December 31, 2016, is primarily related to loan fees. Loan fees include various charges to customers for loan applications, processing, and/or extensions. Loan fees for the nine months ending December 31, 2017 declined $40,000 to $49,000, compared to $89,000 for the same period a year ago.

Gains on investment securities are also reported as noninterest revenue. During fiscal 2018 we sold investment securities with a book value of $11.6 million and recognized a loss of $2,000 for the nine months ended December 31, 2017. For the comparable nine-month period ended December 31, 2016, investment securities with a book value of $4.3 million were sold and a gain of $24,000 was recognized.

Noninterest Expense. Noninterest expense decreased $376,000, or 3.7%, to $9.7 million for the nine months ended December 31, 2017 compared to $10.1 million for the nine months ended December 31, 2016. The following table outlines the changes in noninterest expense for those periods.

	Nine months ended
	December 31,
	2017	2016	$ Change	% Change
Salaries and benefits	$5,531,033	$5,149,222	$381,811	7.4
Occupancy	759,848	709,081	50,767	7.2
Advertising	63,685	91,635	(27,950)	(30.5)
Furniture and equipment	262,632	290,818	(28,186)	(9.7)
Data processing	522,469	583,407	(60,938)	(10.4)
Legal services	374,610	161,278	213,332	132.3
Other professional services	611,699	808,309	(196,610)	(24.3)
Merger related expenses	-	219,417	(219,417)	(100.0)
Branch consolidation expense	-	437,424	(437,424)	(100.0)
Deposit insurance premiums	222,359	251,759	(29,400)	(11.7)
Foreclosed real estate expense and losses	45,005	6,530	38,475	589.2
Other operating	1,306,791	1,367,726	(60,935)	(4.5)

Total noninterest expense	$9,700,131	$10,076,606	$(376,475)	(3.7)

The decline in noninterest expense is primarily the result of non-recurring costs incurred in the prior year period ended December 31, 2016, including $219,000 in merger related expenses associated with the completion of our most recent acquisition of Fraternity and $437,000 in costs relating to the closing of one of our branch locations due to branch overlap from that same acquisition. Merger related expenses include fees paid to attorneys, investment bankers and accountants, data conversion, as well as other related costs. Excluding the acquisition and branch consolidation expense, overall operating expenses for the comparative periods has increased slightly as a result of a growing loan portfolio and revenue base. The elimination of acquisition related costs and the economies of scale achieved through those same acquisitions is reflected in the improvement of our efficiency ratio from 90.8% for the nine months ended December 31, 2016 to 81.7% for the nine months ended December 31, 2017. We are realizing the benefit of operating as a larger financial institution and the ability to offset expenses against greater revenue.

Certain noninterest expenses, including furniture and equipment, data processing, and other operating expenses, declined as a result of management’s continued focus on reducing costs where applicable. Some of these reductions have been obtained through the review or negotiation of vendor contracts, analysis of alternative sources, and more efficient means. Advertising expense decreased because we hired a full-time marketing director versus outsourcing to a third-party vendor. Federal deposit insurance premiums were lower due to a decrease in the average rate assessed by the Federal Deposit Insurance Corporation, the government agency that insures deposits, while other professional services decreased in part due to the end of our contractual obligation under a consulting and non-compete agreement with one of the former Fraternity executives.

The largest increase in noninterest expenses for the nine-month period-over-period was in salaries and benefits, which increased $382,000. During the nine months ended December 31, 2017, the Company made strategic new hires that are focused on branch efficiency and new products. In addition, annual increases were awarded and annual bonus accruals are adjusted based upon certain matrices. In the prior year period, the bonus accrual was stopped and reversed based upon the net loss reported at that time. Also included in salaries and benefits for the nine months ended December 31, 2017 and 2016, is $241,000 and $237,000 in expense, respectively, relating to equity awards granted to officers under the Company’s Equity Incentive Plan. The equity awards provide for management to have an interest in the performance of the company and share in the benefit of an increase in shareholder value. Similarly, other operating expenses for the same periods include $104,000 and $89,000 in expense, respectively, associated with equity awards granted to directors.

Legal expense for the nine months ended December 31, 2017 increased over the same period a year ago. The increase in legal costs is due in part to management’s engagement of counsel to assist with our charter conversion from a federal savings bank to a Maryland commercial bank. The charter conversion was approved and effective December 21, 2017. The charter conversion should reduce regulatory costs going forward. In addition, counsel has been sought to assist with compiling and reviewing agreements associated with loan purchases, as well as advise on the relocation of our Ellicott City and Pigtown branches and other compliance issues. Counsel also continues to assist with the collection and foreclosure process associated with problem loans, as well as consult on how to proceed with certain borrowers.

The increase in occupancy expense is primarily related to the relocation of our Ellicott City branch within the same geographic area of Howard County during the second quarter of fiscal 2018. Due to the timing and ability to move into the new location, the Bank had to pay rent expense on both the current and new property for a one-month period. In addition, there were costs incurred in the period associated with the relocation that were not capitalized. The new branch location in Ellicott City opened in July 2017.

Foreclosed real estate expense also increased quarter-over-quarter due to a $32,000 write-down of one of the Bank’s foreclosed real estate properties during the current quarter. This write-down was based upon a new appraisal obtained on the property. The remainder of foreclosed real estate expense is associated with the property taxes paid on that same property.

Income Tax Expense. We recorded tax expense of $2.7 million for the nine months ended December 31, 2017 after pre-tax income of $1.5 million, compared to a tax benefit of $65,000 for the nine months ended December 31, 2016 after a pre-tax net loss of $18,000. The increase in tax expense for the nine-month period ended December 31, 2017 is directly related to the passage of the Tax Cuts and Job Act (the “Act”) that was signed into law on December 22, 2017. The Act amended the Internal Revenue Code to reduce income tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduces the federal corporate income tax rate from a maximum 35 percent to a flat 21 percent tax rate. As a result, our net deferred tax assets of $7.5 million, which were based upon a 34 percent corporate tax rate, had to be re-evaluated to reflect the new tax rate of 21 percent. This one-time non-cash adjustment is estimated to be $2.2 million and was recorded through income tax expense during the quarter ending December 31, 2017. The effective income tax rates for the nine-month periods ending December 31, 2017 and 2016 are skewed due to the deferred tax revaluation adjustment and the low pre-tax income with offsetting tax-exempt items, respectively. Certain items, such as bank-owned life insurance and certain municipal security interest are tax-exempt, while acquisition related expenses are not tax-deductible.

At December 31, 2017, the Company reported net deferred tax assets of $5.2 million compared to $8.0 million at March 31, 2017. The change is primarily due to the revaluation of the deferred tax assets resulting from the passage of the Tax Cuts and Job Act discussed earlier, along with a decrease in net operating loss (NOL) carryforwards attributable to the net income reported for the first nine months of fiscal 2018. The NOL carryforwards have a defined expiration date of 20 years from the date of creation.

In accordance with Accounting Standards Codification (ASC) 740, Accounting for Income Taxes, the Company continually assesses whether a deferred tax asset is more likely than not to be realized based on an evaluative process that considers all available positive and negative evidence. As part of this evaluative process, management considers the following sources of taxable income: 1) the future reversals of taxable temporary differences; 2) future taxable income exclusive of reversing temporary differences and carryforwards; 3) taxable income in prior carryback years and; 4) tax planning strategies. A deferred tax asset valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the deferred tax asset will not be realized. The Company has established a valuation allowance in the amount of $54,000 at December 31, 2017 because the Company believes that a portion of the state operating loss carryforwards and state tax credit carryforwards will not be utilized.

In making a conclusion, management has evaluated all available positive and negative evidence impacting these sources of taxable income. The positive evidence that is most heavily relied upon is future taxable income exclusive of reversing temporary differences and carryforwards. Based upon our analysis, there is more positive evidence than negative regarding the utilization of our deferred tax asset and the realization of our recorded deferred tax asset at December 31, 2017.

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

We also have the ability to borrow from the FHLB to meet our funding and liquidity needs. At December 31, 2017, we had $62.6 million in borrowings from the FHLB, of which $13.0 million were assumed through acquisitions, and the capacity to borrow approximately $64.8 million more, subject to our pledging sufficient assets.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending, and investing activities during any given period. At December 31, 2017, cash and cash equivalents totaled $10.1 million and securities classified as available-for-sale amounted to $79.4 million.

Total deposits decreased $20.1 million over the nine months ended December 31, 2017, while decreasing $15.6 million since December 31, 2016, including $16.0 million in deposits in the last half of fiscal 2017 associated with one deposit customer. The $16.0 million in deposits consisted of money market accounts and was expected to be short-term. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. In the first quarter of fiscal 2017, we made an increased effort to grow our lower costing core deposits (considered to be all deposits other than certificates of deposit) and retain maturing certificates of deposits through various promotions to assist in funding organic loan growth and potential loan purchases. Certificates of deposit allow us to lock in those funds for an extended period based upon current interest rates. At December 31, 2017, certificates of deposit scheduled to mature within one year totaled $124.5 million, or 50.8% of certificates of deposit. The percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods due to the current low interest rate environment, expectation of rising rates, and local competitive pressures. Whether we retain these deposits will be determined in part by the interest rates we are willing to pay on such deposits. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit due on or before December 31, 2018.

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. At December 31, 2017, we had $49.8 million in commitments to extend credit outstanding.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2017, we exceeded all the applicable regulatory capital requirements for the Bank, including the new requirement under Basel III to obtain a minimum common equity core (Tier 1) capital to risk-weighted assets ratio of 4.5%. To be classified as a well-capitalized bank, we must have a common equity core (Tier 1) capital to risk-weighted assets ratio of at least 6.5%. For the year ended December 31, 2017, our common equity to Tier 1 capital was $41.1 million, or 11.01%, of total risk-weighted assets compared to $40.1 million, or 12.13% of total risk-weighted assets for the year ended March 31, 2017.

Our core (Tier 1) capital was $41.1 million and $40.1 million, or 8.19% and 8.28% of adjusted total assets, at December 31, 2017 and March 31, 2017, respectively. In order to be classified as “well-capitalized” under federal banking regulations, we were required to have core capital of at least $25.1 million, or 5.0% of adjusted assets, as of December 31, 2017. To be classified as a well-capitalized bank, we must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%, and a Tier 1 risk-based capital to risk-weighted assets of at least 8%. At December 31, 2017 and March 31, 2017, we had total risk-based capital ratios of 11.73% and 12.81%, respectively, and Tier 1 risk-based capital ratios of 11.01% and 12.13%, respectively. Our regulatory risk weighted capital ratios decreased during the first nine months of fiscal 2018 as a result of our risk-weighted assets increasing due to the Fraternity acquisition and to a lesser extent, increases within the loan portfolio due to organic growth and loan purchases.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 29, 2017. As of December 31, 2017, the risk factors of the Company have not changed materially from those disclosed in the annual report.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of December 31, 2017 (unaudited) and March 31, 2017; (ii) the Consolidated Statements of Operations for the three and nine months ended December 31, 2017 and 2016 (unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2017 and 2016 (unaudited); (iv) the Consolidated Statements of Equity for the nine months ended December 31, 2017 and 2016 (unaudited); (v) the Consolidated Statement of Cash Flows for the nine months ended December 31, 2017 and 2016 (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

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

HAMILTON BANCORP, INC.

Date: February 14, 2018	/s/ Robert A. DeAlmeida
Robert A. DeAlmeida
President and Chief Executive Officer

Date: February 14, 2018	/s/ John P. Marzullo
John P. Marzullo
Senior Vice President, Chief Financial Officer and Treasurer