Form 10-K
period 2018-03-31
Hamilton Bancorp, Inc.
filed 2018-06-29
CIK 1551739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes [    ] No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2017 was $47,974,641

The number of shares outstanding of the registrant’s common stock as of June 29, 2018 was 3,407,613.

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

PART I

Item 1.     BUSINESS

General

Hamilton Bancorp, Inc. (the “Company”) is a Maryland chartered corporation incorporated on June 7, 2012 to serve as the stock holding company for Hamilton Bank (the “Bank”), a state chartered commercial bank. On October 10, 2012, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a mutual savings bank to a stock savings bank and became the wholly owned subsidiary of the Company. In connection with the conversion, the Company sold 3,703,000 shares of common stock at a price of $10.00 per share, through which the Company received net proceeds of approximately $35,580,000. On December 21, 2017, the Bank converted its charter from a federal savings bank to a Maryland state-chartered commercial bank and now operates under the laws of the State of Maryland. In conjunction with the Bank’s charter conversion, Hamilton Bancorp converted from a savings and loan holding company to a bank holding company. Hamilton Bancorp’s principal business activity is the ownership of the Bank’s capital stock and the management of the offering proceeds it retained in connection with the Bank’s conversion. Hamilton Bancorp does not own or lease any property but instead uses the premises, equipment and other property of the Bank with the payment of appropriate rental fees, as required by applicable law and regulations, under the terms of an expense allocation agreement. In the future, Hamilton Bancorp may acquire or organize other operating subsidiaries.

Founded in 1915 and celebrating over 100 years of service, the Bank is a community-oriented financial institution, dedicated to serving the financial needs of consumers and businesses within its market area. Our lending market area is considered greater Maryland, southern Pennsylvania, Washington D.C., and northern Virginia. We offer a variety of deposit and loan products in our market area. Our real estate loans consist primarily of one-to- four family mortgage loans (including owner-occupied and non-owner-occupied investor loans), as well as commercial real estate loans, and home equity loans and lines of credit. We also offer commercial term, leases and line of credit loans along with consumer loans consisting primarily of automobile loans, recreational vehicles and loans secured by deposits. We currently operate out of our corporate headquarters in Towson, Maryland and our seven full-service branch offices located in Baltimore City, Cockeysville, Towson, Rosedale, Ellicott City and Pasadena, Maryland. Our market area for deposits is primarily the local counties surrounding our offices. Our primary source of income is loans to small and middle-market businesses and middle-income individuals.

We also invest in securities, which consist primarily of U.S. government agency, municipal and corporate bond obligations, mortgage-backed securities and collateralized mortgage obligations issued or guaranteed by U.S. government-sponsored enterprises, and to a much lesser extent, equity securities of government-sponsored enterprises.

We offer a variety of deposit accounts, including certificate of deposit accounts, money market accounts, savings accounts, checking accounts and individual retirement accounts. Over the past three years we have borrowed funds from the Federal Home Loan Bank (FHLB) to meet growing loan demand and to facilitate several purchases of loan pools since March 2017. We have also acquired FHLB advances through our acquisitions of Fraternity Community Bancorp, Inc. and Fairmount Bancorp, Inc. completed in May 2016 and September 2015, respectively. We are committed to offering alternative banking delivery systems, including ATMs, online and mobile banking and remote deposit capture.

Recent Acquisitions

On May 13, 2016, the Company completed its acquisition of Fraternity Community Bancorp, Inc. (“Fraternity”) through the merger of Fraternity, the parent company of Fraternity Federal Savings & Loan, with and into the Company pursuant to the Agreement and Plan of Merger dated October 12, 2015, by and between the Company and Fraternity. As a result of the merger, each shareholder of Fraternity received a cash payment equal to nineteen dollars and twenty-five cents ($19.25) for each share of Fraternity common stock, or an aggregate of approximately $25.7 million. Immediately following the merger of Fraternity into the Company, Fraternity Federal Savings & Loan was merged with and into the Bank, with the Bank the surviving entity.

On September 11, 2015, the Company completed its acquisition of Fairmount Bancorp, Inc. (“Fairmount”) through the merger of Fairmount, the parent company of Fairmount Bank, with and into the Company pursuant to the Agreement and Plan of Merger dated as of April 15, 2015, by and between the Company and Fairmount. As a result of the merger, each shareholder of Fairmount received a cash payment equal to thirty dollars ($30.00) for each share of Fairmount common stock, or an aggregate of approximately $15.4 million. Immediately following the merger of Fairmount, Fairmount Bank was merged with and into the Bank, with the Bank the surviving entity.

As a result of the acquisitions, we have added three branches to our branch structure in the Baltimore area. (See Note 3 – “Acquisition” of the consolidated financial statements for additional discussion concerning the more recent acquisition of Fraternity).

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

Market Area

We conduct our operations from our seven full-service banking offices in Maryland. Our primary deposit market includes the areas surrounding our banking offices in Cockeysville, Pasadena, Towson, Rosedale, Ellicott City and two locations in Baltimore City. In July 2017, we re-located our Ellicott City branch in Howard County a short distance away from the former location so as to still serve our existing customer base and surrounding area. The landlord, whom the property was leased from, is converting the former branch property into other commercial space. In March 2018 we also re-located our Pigtown branch, located in Baltimore City, just a few doors down from our former branch. The new branch locations are both smaller in size, offering cost savings, and allowed us to redesign our branches so the needs of our customers can be better served. In the new locations we did away with the conventional teller line and created a more open space with the use of a cash recycler. Our employees can now interact and provide greater assistance to our customers in a friendlier and inviting environment.

The Bank considers greater Maryland, southern Pennsylvania, Washington D.C., and northern Virginia its primary lending area for its various consumer, commercial and mortgage lending services. It is the policy of the Bank to focus on lending to customers within its primary lending area, and/or to collateralize secured loans with real property located within the primary lending area. However, we occasionally purchase or make loans secured by collateral located outside of our primary lending market, especially to borrowers with whom we have an existing relationship or who have a significant presence within our primary market. Our primary lending market contains a diverse cross section of employment sectors, with a mix of services, manufacturing, wholesale/retail trade, federal and local government, health care facilities and finance related employment. The city of Baltimore is now considered a major center for both the financial and health service industries.

Our branch network includes Baltimore City and the Maryland counties of Anne Arundel, Howard, and Baltimore. Maryland continues to rank first in the nation with respect to median household income, as reflected in 2016, with median household income of nearly $79,000 compared to a national average of $58,000. Both Howard and Anne Arundel county rank amongst the top counties in the state with respect to household income and report lower unemployment. Baltimore City, Baltimore County, Howard, and Anne Arundel County reported preliminary unemployment rates of 6.1%, 4.3%, 3.1% and 3.6%, respectively, for December 2017, compared to the statewide and national unemployment rates of 4.3% and 3.9%, respectively.

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

As of June 30, 2017 (the latest date for which information is available), our market share was 0.38% of total deposits in Baltimore City, making us the 12th largest out of 27 financial institutions in Baltimore City. In addition, as of June 30, 2017, our deposit market share was 1.25%, 0.41% and 0.65% of total deposits in Baltimore County, Anne Arundel, and Howard County, respectively, making us the 12th largest out of 32 financial institutions in Baltimore County, the 20th largest out of 28 financial institutions in Anne Arundel County and 16th largest out of 20 financial institutions in Howard County.

Lending Activities

General. Historically, our principal lending activity has been the origination of mortgage loans collateralized by one-to-four family residential real estate located within our primary market area. In recent years we have reduced our emphasis on the origination of one-to-four family mortgage lending to become less reliant on the origination of such loans for growth and to emphasize the origination of commercial business and commercial real estate lending. This will allow the Bank to develop a more diversified loan portfolio, generate loan growth from different resources, and provide our customers with more products and services that fit their needs. In connection with this strategy, we have hired several commercial real estate and commercial business loan officers over the past couple of years with strong experience in these lending areas. In addition, back office commercial loan personnel have also been hired to assist with the processing, underwriting, and monitoring of our commercial loan portfolio. Our commercial loan underwriting analysis is maintained in-house and allows us to be more efficient in originating loans and enhancing the customer experience. We sold a majority of our newly originated one-to-four family mortgage loans with terms over 10 years into the secondary market. However, towards the end of fiscal 2017 and throughout fiscal 2018, we did retain in our portfolio the fixed-rate residential mortgages we originated due to the amount of run-off we were experiencing within the portfolio. In addition to commercial business loans and leases, commercial real estate loans and residential mortgage loans, we also offer home equity loans and lines of credit, residential and commercial construction loans, and, to a much lesser extent, other consumer loans.

Our portfolio of one-to four-family residential loans have increased in amount during fiscal 2018 and 2017 due to the purchase of several pools of loans in fiscal 2018 and our acquisition of Fraternity in fiscal 2017. The percentage of one-to four-family loans to total loans, however, has declined from 44% at March 31, 2017 to 40% at March 31, 2018.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated. Amounts shown do not include loans held for sale equal to $-0-, $-0-, $259,000, $581,000 and $-0- at March 31, 2018, 2017, 2016, 2015 and 2014, respectively.

	At March 31,
	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential mortgage loans:
One- to four-family residential	$163,448	42.0%	$157,446	46.4%	$69,300	31.1%
One- to four-family investor	26,736	6.9	25,522	7.5	27,860	12.5
Commercial construction	7,116	1.8	3,190	0.9	8,527	3.8
Commercial	112,166	28.8	107,564	31.7	78,115	35.1
Total real estate loans	309,466	79.5	293,722	86.6	183,802	82.5
Commercial business loans	40,144	10.3	21,537	6.4	20,395	9.2
Consumer:
Home equity loans and lines of credit	19,996	5.1	20,544	6.1	14,391	6.4
Other consumer	19,615	5.0	3,197	0.9	4,179	1.9
Total consumer loans	39,611	10.2	23,741	7.0	18,570	8.3
Total loans receivable	389,221	100.0%	339,000	100.0%	222,767	100.0%

Premium (discount) on loans acquired	1,412		76		(769)
Net deferred loan origination fees and costs	(212)		(143)		(139)
Allowance for loan losses	(2,822)		(2,195)		(1,702)
Total loans receivable, net	$387,599		$336,738		$220,157

	At March 31,
	2015		2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential mortgage loans:
One- to four-family residential	$49,865	31.1%	$57,674	39.8%
One- to four-family investor	12,971	8.1	14,000	9.7
Commercial construction	6,362	4.0	3,268	2.3
Commercial	59,273	36.9	41,406	28.6
Total real estate loans	128,471	80.1	116,348	80.4
Commercial business loans	18,490	11.5	15,657	10.8
Consumer:
Home equity loans and lines of credit	12,261	7.6	11,660	8.0
Other consumer	1,166	0.8	1,154	0.8
Total consumer loans	13,427	8.4	12,814	8.8
Total loans receivable	160,388	100.0%	144,819	100.0%

Premium (discount) on loans acquired	-		-
Net deferred loan origination fees and costs	(103)		(119)
Allowance for loan losses	(1,690)		(1,786)
Total loans receivable, net	$158,595		$142,914

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at March 31, 2018. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family Residential Real Estate		One- to Four-Family Investor Real Estate		Commercial Construction Real Estate		Commercial Real Estate
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending March 31,
2019	$5,740	4.43%	$2,935	7.38%	$2,441	5.10%	$12,696	3.95%
2020	541	4.84	1,142	6.26	401	6.00	8,357	4.14
2021	1,195	4.52	692	6.76	-	-	2,636	4.66
2022 to 2023	1,965	3.35	4,424	5.78	-	-	19,746	4.74
2024 to 2028	6,164	3.83	8,874	5.69	3,829	5.11	56,238	4.30
2029 to 2033	13,826	3.62	2,260	5.29	139	6.62	6,034	4.52
2034 and beyond	134,017	4.14	6,409	5.79	306	5.25	6,459	5.31

Total	$163,448	4.09%	$26,736	5.93%	$7,116	5.19%	$112,166	4.40%

	Commercial Business		Home Equity Loans and Lines of Credit		Other Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending March 31,
2019	$9,569	4.96%	$110	7.26%	$1,151	2.78%	$34,642	4.65%
2020	2,065	4.05	152	4.70	212	4.96	12,870	4.42
2021	3,964	5.15	192	6.02	365	4.85	9,044	5.05
2022 to 2023	15,510	4.65	428	5.65	249	5.06	42,322	4.76
2024 to 2028	7,355	4.65	2,928	4.70	3,531	5.52	88,919	4.53
2029 to 2033	374	4.50	4,467	4.75	11,715	4.60	38,815	4.30
2034 and beyond	1,307	4.62	11,719	4.68	2,392	4.21	162,609	4.30

Total	$40,144	4.74%	$19,996	4.75%	$19,615	4.63%	$389,221	4.46%

Fixed and Adjustable-Rate Loan Schedule. The following table sets forth at March 31, 2018, the dollar amount of all fixed-rate and adjustable-rate loans due after March 31, 2019.

	Due after March 31, 2019
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$132,291	$25,417	$157,708
One- to four-family investor	19,827	3,974	23,801
Commercial construction	2,297	2,378	4,675
Commercial	87,740	11,730	99,470
Commercial business loans	26,762	3,813	30,575
Consumer loans:
Home equity loans and lines of credit	4,171	15,715	19,886
Other consumer	18,464	-	18,464
Total loans	$291,552	$63,027	$354,579

Residential Mortgage Loans. Hamilton Bank originates mortgage loans secured by owner occupied one-to-four family residential properties. To a lesser extent, we have also acquired, participated and made loans to investors for the purchase of one-to-four family residential properties that are not owner-occupied. As of March 31, 2018, we had a total of $190.2 million of residential mortgage loans secured by one-to-four family properties, of which $163.4 million, or 85.9%, were secured by properties serving as the primary residence of the owner. The remaining $26.7 million, or 14.1%, of such loans were secured by non-owner-occupied residential properties. The majority of our residential mortgage loans are secured by properties within our primary lending area of greater Maryland, southern Pennsylvania, Washington D.C., and northern Virginia, however, during fiscal 2018 we did purchase several residential mortgage loan pools totaling $19.3 million in areas outside of our market.

Historically, the terms of our one-to-four family mortgage loans retained in our portfolio ranged from 10 to 30 years. In order to lower our interest rate risk in a rising rate environment though, we have been selling to the secondary market the majority of our one-to-four family fixed rate loans that have been originated with terms exceeding 10 years. However, towards the end of fiscal 2017 and throughout fiscal 2018, we did portfolio the fixed-rate residential mortgages we originated due to the amount of run-off we were experiencing within the portfolio. In fiscal 2019, we plan to sell these loans into the secondary market. During fiscal 2017 and 2016, we sold $2.2 million, or 23.5%, and $4.4 million, or 68.0%, of one-to-four family mortgage loans that we originated with terms exceeding 10 years, respectively. Our residential mortgage portfolio is almost entirely comprised of fixed-rate loans, with 83.9% of residential mortgage loans due after March 31, 2019 having fixed rates at March 31, 2018. During the year ended March 31, 2018, we originated $1.5 million in residential mortgage loans with adjustable-rates.

We generally do not make new one-to-four family mortgage loans on owner-occupied properties with loan-to-value ratios exceeding 95% at the time the loan is originated, and all loans with loan-to-value ratios in excess of 80% require private mortgage insurance. Loan to value ratios on refinances may not exceed 80%, and loan-to-value ratios for non-owner-occupied properties may not exceed 85%. In addition, borrower debt may generally not exceed 43% of the borrower’s monthly cash flow. With respect to borrower debt on loans secured by non-owner-occupied properties, we look to the investor’s aggregate debt and cash flows from all investment properties the investor operates. We require all properties securing residential mortgage loans to be appraised by a board-approved independent appraiser.

Loans secured by non-owner-occupied properties typically have five to ten year terms and amortize over a 25 to 30 year period. Because of the increased risk associated with non-owner-occupied properties, interest rates on such loans are higher than owner-occupied properties; averaging 5.9% during the year ended March 31, 2018. We have generally only originated loans secured by non-owner-occupied properties to investors that reside in our market area.

In an effort to provide financing for first-time home buyers, we offer 30-year fixed-rate one-to-four family mortgage loans with loan-to-value ratios up to 95%, which cannot be readily sold to the secondary market and are held in portfolio.

We also make “jumbo loans” (loans above $424,100, the current maximum conforming loan amount as established by the Federal Housing Finance Agency) that we may sell into the secondary market or retain in the Bank’s portfolio depending upon the residential mortgage run-off at the time. Jumbo loans that we originate and sell, typically have 30-year terms and maximum loan-to-value ratios of 80%. At March 31, 2018, our largest outstanding portfolio jumbo residential mortgage loan was for $2.3 million at origination, with a current book balance of $1.9 million. This loan is performing in accordance with its original terms.

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

Commercial Real Estate Loans. We originate commercial real estate loans within our primary lending area, with an emphasis on the Greater Baltimore region, that are secured by properties used for business purposes such as small office buildings or retail facilities. We have increased our origination of commercial real estate loans over the last several years. At March 31, 2018, commercial real estate loans amounted to 28.8% of total loans or $112.2 million, including $11.8 million acquired in the Fraternity acquisition, compared to approximately $41.4 million, or 28.6% of total loans, at March 31, 2014.

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

The regulatory loan-to-one borrower limit is 15% of a bank’s unimpaired capital plus unimpaired surplus, or approximately $6.3 million at March 31, 2018. We have adopted an internal limit equal to 75% of the Bank’s loan-to-one borrower limit. The internal limit at March 31, 2018 is $4.7 million. We generally target commercial real estate loans with balances of $250,000 to $4.0 million. At March 31, 2018, our commercial real estate loans had an average balance of $807,000. At that same date, our largest commercial real estate relationship consisted of one loan totaling $4.7 million. This loan is secured by a shopping center, and was performing in accordance with their original terms at March 31, 2018.

Commercial real estate lending involves additional risks compared to one-to-four family residential lending because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, and/or the collateral value of the commercial real estate securing the loan. Repayment of such loans may be subject, to a greater extent than residential loans, to adverse conditions in the real estate market or the economy. Also, commercial real estate loans typically involve larger loan balances in relation to single borrowers or groups of related borrowers. Commercial real estate loans generally have a higher rate of interest and shorter term than residential mortgage loans because of increased risks associated with this type of lending. We seek to minimize these risks through our underwriting standards. We have experienced a decrease over the past several years in the number of delinquencies and non-performing loans in our commercial real estate loan portfolio. See “Risk Factors—Our increase in commercial real estate loans has increased our credit risk.”

Commercial Business Loans. We originate commercial business loans and lines of credit secured by non-real estate business assets. These loans are generally originated to small and middle market businesses in our primary market area, although in fiscal 2018 we purchased a $15.5 million pool of commercial equipment lease loans that are considered out of our market area. Our commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. We have increased our origination of commercial business loans over the last few years and intend to continue to grow this portfolio at a moderate pace. At March 31, 2018, commercial business loans and lines of credit outstanding totaled $40.1 million, including the $15.5 million pool of commercial equipment lease loans. This loan segment amounted to 10.3% of total loans, compared to approximately $15.7 million, or 10.8% of total loans, at March 31, 2014. At March 31, 2018, we also had $9.2 million of available and unfunded commercial business lines of credit.

Our commercial business loans have terms up to five years at both fixed and adjustable rates of interest, although, adjustable rates of interest are preferred and obtained when possible. Our commercial business loans are underwritten based on our commercial business loan underwriting policies. We typically avoid making commercial business loans to purchase highly specialized, custom made equipment which may be difficult to dispose of in the event of default. When making commercial business loans, we consider the financial statements, lending history and debt service capabilities of the borrower (generally requiring a minimum debt service coverage ratio of 1.20:1.00), the projected cash flows of the business, and the value of the collateral, if any. The majority all commercial business loans are guaranteed by the principals of the borrower.

Hamilton Bank is also qualified to make Small Business Administration (“SBA”) loans. The SBA program is an economic development program which finances the expansion of small businesses. Under the SBA program, we originate and fund loans under the SBA 7(a) Loan Program which qualify for guarantees up to 85% for loans less than or equal to $150,000 and 75% for loans greater than $150,000. We also originate loans under the SBA’s CDC/504 Loan Program in which we generally provide 50% of the financing, taking a first lien on the real property as collateral. We do not treat the SBA guarantee as a substitute for a borrower meeting our credit standards, and, except for minimum capital levels or maximum loan terms, the borrower must meet our other credit standards as applicable to loans outside the SBA process. During fiscal 2018 and fiscal 2017, we did not originate any loans under the SBA 7(a) Loan Program.

We focus on the origination of commercial business loans in amounts between $250,000 and $4.0 million. At March 31, 2018, our commercial business loans had an average outstanding balance of $180,000. At that same date, our largest commercial business loan was a commercial line of credit with a commitment balance of $5.0 million, of which $2.5 million has been advanced. The loan is secured by the business assets of the company and is performing in accordance with its original terms at March 31, 2018.

Commercial business loans generally have a greater credit risk than one-to-four family residential mortgage loans and real estate backed commercial loans. Unlike residential and commercial mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. We seek to minimize these risks through our underwriting standards. See “Risk Factors - Our entry into commercial real estate and commercial business lending may result in higher losses on our loans.”

Home Equity Loans and Lines of Credit. We offer home equity loans and lines of credit that are secured by the borrower’s primary or secondary residence. At March 31, 2018, we had $20.0 million, or 5.1% of our total loan portfolio in home equity loans and lines of credit. At that date we also had $22.6 million of undisbursed funds related to home equity lines of credit.

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

At March 31, 2018, total construction loans represented $12.6 million, or 3.2%, of Hamilton Bank’s total loans, of which $5.5 million consisted of residential construction loans and $7.1 million were commercial construction. At March 31, 2018, the commitment to fund or advance funds on total construction loans equaled $13.2 million. At March 31, 2018, our largest construction loan was a commercial construction loan with a contractual principal and recorded investment balance of $1.5 million. This loan is under the SBA CDC/504 loan program and we are waiting to be taken out by the SBA. The loan is secured by the commercial property being constructed and is performing in accordance with its original terms at March 31, 2018.

Other Consumer Loans. We make loans secured by deposit accounts up to 90% of the amount of the depositor’s deposit account balance. On a more limited basis, we also originate automobile loans to our customers, along with boats, motorcycles, and recreational vehicles. During fiscal 2018 we purchased two loan pools consisting of recreational vehicles from the same seller that totaled $19.8 million. These loans are located outside of what is considered our lending area. Other consumer loans at March 31, 2018 totaled $19.6 million, or 5.0% of our total loan portfolio.

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

Consistent with our interest rate risk strategy, in the low interest rate environment that has existed in recent years, we have sold on a servicing-released basis the majority of our one-to-four family residential mortgage loans with maturities over 10 years that we have originated. All loan applications originated from 2009 through the first part of 2017, that we had the intention of selling, were processed through a third party. That third party has since dissolved and we started directly underwriting and selling loans in the secondary market ourselves in 2017. Through the Fraternity acquisition, we obtained the necessary software and personnel to be able to process loans we intend to sell in-house. We receive a premium for each loan that is delivered or sold to the secondary market. When a loan is sold, it is sold with servicing released and in most cases, with recourse that we provide to the purchaser in the event of (i) delinquency within the first 90 days of sale or (ii) breaches of customary representations and warranties to the buyers. As a result of the acquisitions, the amount of normal attrition and prepayments associated with the one-to-four family residential mortgage portfolio increased during fiscal 2018. Consequently, we began to portfolio our residential mortgage loan originations versus selling them in the secondary market during fiscal 2018 so as to maintain our loan diversification. We are however, once again looking to start selling residential mortgage loans in the secondary market

From time to time, we have purchased loan participations in commercial loans in which we are not the lead lender that are secured by real estate or other assets within the state of Maryland. With regard to all loan participations, we follow our customary loan underwriting and approval policies, and although we may be only approving and servicing a portion of the loan, we underwrite the loan request as if we had originated the loan to ensure cash flow and collateral are sufficient. At March 31, 2018, our loan participations totaled $18.7 million, or 4.8% of our total loan portfolio, the majority of which were in our primary market area. Of the $18.7 million in participations, only $32,000 are on nonaccrual at March 31, 2018 compared to $126,000 at March 31, 2017. We do not specifically look to loan participations as a means to increase loan volume; however, we do look at opportunities for participations, if presented, on a case by case basis.

In addition to loan participations, we may look to purchase pools or portfolios of loans from time-to-time to enhance growth and earnings potential. As with participations, we follow our customary loan underwriting standards when reviewing a particular pool of loans to determine if the purchase meets the Bank’s established credit guidelines. Based upon the number of loans within a particular pool, we may not be able to review the loan pool on a loan-by-loan basis, but will review the loan data requested on the entire pool, such as delinquency, credit scores, and appraised values and examine an adequate sample of the individual loans that make up the loan pool. During fiscal 2018 we purchased several pools of loans both within and outside of our market area. The loan pools totaled $54.6 million and consisted of $15.5 million in commercial lease loans, $19.8 million in recreational vehicles, and $19.3 million in one-to four-family residential mortgage loans. The loan purchases were funded through the use of cash and approximately $27.0 million in new FHLB borrowings. At the end of fiscal 2017 we also purchased $23.4 million of one-to-four family jumbo residential mortgage loans in two separate pools. These purchases were funded with approximately $12.5 million in cash and $11.5 million in borrowings from the FHLB. We entered into a cash flow hedge with respect to these borrowings to lock in a long-term cost of funds and minimize some of the interest rate risk associated with purchasing longer-term assets.

In May 2016, in connection with the acquisition of Fraternity Federal Savings and Loan, we acquired approximately $108.7 million in outstanding loans. As of March 31, 2018, the outstanding balance of those acquired from Fraternity totaled $79.4 million, or 20.4% of gross loans, of which $70,000 are on non-accrual. The remaining loans are performing as agreed under their current terms at March 31, 2018. In September 2015, prior to Fraternity, we acquired Fairmount Bank and approximately $53.6 million in outstanding loans, of which $32.1 million remain outstanding at March 31, 2018. The outstanding Fairmount loans make-up 8.2% of gross loans at March 31, 2018.

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

The following table shows our loan origination, repayment and sale activities for the fiscal years indicated.

	Year Ended March 31,
	2018	2017
	(In thousands)

Total loans at beginning of year	$339,000	$222,767
Loans originated:
Real estate loans:
Residential mortgage loans:
One- to four-family residential	16,788	21,837
One- to four-family investor	-	-
Commercial construction	5,654	4,759
Commercial	16,218	25,397
Total real estate loans	38,660	51,993

Commercial business loans	8,125	10,117
Consumer:
Home equity loans and lines of credit	6,452	5,920
Other consumer	226	112
Total consumer loans	6,678	6,032

Total loans originated	53,463	68,142

Fraternity Bank loans acquired	-	108,804
Residential loan pool purchases	19,251	23,422
SBA commercial loans purchased	3,254
Commercial lease loan pool purchased	15,473	-
Recreational vehicle loan pools purchased	19,961	-

Deduct:
Principal repayments	51,919	62,724
Loans sold in the secondary market	-	6,640
Transferred to foreclosed real estate	24	127
Unused lines of credit	9,238	14,644

Net loan activity	50,221	116,233

Total loans at end of year	$389,221	$339,000

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

We account for investment and mortgage-backed securities in accordance with Accounting Standards Codification (ASC) Topic 320, “Investments – Debt and Equity Securities.” ASC 320 requires that investments be categorized as held-to maturity, trading, or available for sale. Our securities are generally categorized as available-for-sale based on our need to meet daily liquidity needs and to take advantage of profits that may occur from time to time. At March 31, 2018, all of our securities were classified as available for sale.

Federally chartered savings institutions have authority to invest in various types of assets, including government-sponsored enterprise obligations, securities of various federal agencies, residential mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, debt instruments of municipalities and Fannie Mae and Freddie Mac equity securities. At March 31, 2018, our investment portfolio consisted almost entirely of securities and mortgage-backed securities issued by U.S. Government agencies, municipalities or U.S. Government-sponsored enterprises. At that same date we also held $2.0 million of corporate bonds, which equaled approximately 2.6% of our total investment securities based upon the fair value of such securities. The principal and interest on our mortgage-backed securities are guaranteed by the issuing entity.

At March 31, 2018, we owned just over $3.1 million in Federal Home Loan Bank of Atlanta stock. As a member of Federal Home Loan Bank of Atlanta, we are required to purchase stock in the Federal Home Loan Bank of Atlanta. At March 31, 2018, we had no investments in a single company or entity (other than an agency of the U.S. Government, a municipality or a U.S. Government-sponsored enterprise) that had an aggregate book value in excess of 10% of our equity.

In fiscal 2017, our investment balances increased through the acquisition of Fraternity and the build-up of excess cash. During fiscal 2018, however, our investment balances have decreased due to either calls or maturing bonds, normal principal pay downs on our mortgage backed securities, or the sale of certain securities. The proceeds from these reductions in securities have been used to fund loan activity and loan purchases, and to a lesser extent reinvested in investment securities.

Amortized Cost and Estimated Fair Value of Securities. The following table sets forth certain information regarding the amortized cost and estimated fair values of our securities as of the dates indicated.

	At March 31,
	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities:
Fannie Mae	$28,107	$27,066	$35,034	$34,473	$27,774	$27,712
Ginnie Mae	8,418	8,245	10,003	9,924	5,988	6,006
Freddie Mac	21,776	20,952	30,593	30,132	20,178	20,222
Other	2,778	2,762	6,365	6,304	-	-
Total mortgage-backed securities	61,079	59,025	81,995	80,833	53,940	53,940
U.S. Government agencies	2,753	2,719	3,525	3,512	10,519	10,533
Municipal bonds	12,435	11,706	17,096	16,168	4,061	4,112
Corporate bonds	2,000	1,954	2,000	1,916	2,000	1,899

Total	$78,267	$75,404	$104,616	$102,429	$70,520	$70,484

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at March 31, 2018 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	At March 31, 2018
	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(Dollars in thousands)
Mortgage-backed securities:
Fannie Mae	$1,354	3.80%	$2,570	3.15%	$2,918	1.80%	$21,265	2.58%	$28,107	$27,066	2.61%
Ginnie Mae	-	-	13	1.77	26	4.19	8,379	2.76	8,418	8,245	2.76
Freddie Mac	-	-	828	1.99	4,277	2.20	16,671	2.58	21,776	20,952	2.48
Other	-	-	236	3.99	-	-	2,542	4.77	2,778	2,762	4.70
Total mortgage-backed securities	1,354	3.80%	3,647	2.94%	7,221	2.05%	48,857	2.72%	61,079	59,025	2.68%
U.S. Government agencies	2,009	1.74	744	2.14	-	-	-	-	2,753	2,719	1.85
Municipal bonds	-	-	488	3.54	1,579	3.33	10,368	3.45	12,435	11,706	3.44
Corporate bonds	-	-	-	-	2,000	3.36	-	-	2,000	1,954	3.36

Total	$3,363	2.57%	$4,879	2.88%	$10,800	2.48%	$59,225	2.85%	$78,267	$75,404	2.79%

Sources of Funds

General. Deposits, scheduled amortization and prepayments of loan principal, maturities and calls of securities and funds provided by operations are our primary sources of funds for use in lending, investing and for other general purposes. In addition, we may also borrow from the Federal Home Loan Bank of Atlanta (FHLB), as we did in fiscal 2018, to fund our loan growth both organically and through loan purchases. In fiscal 2016 and 2017 we acquired $10.5 million and $15.0 million of FHLB advances in the acquisitions of Fairmount and Fraternity of which $7.5 million and $5.0 million has matured or rolled over, respectively. As of March 31, 2018, there were $60.6 million in advances outstanding from the FHLB.

Deposits. We offer deposit products having a range of interest rates and terms. We currently offer statement savings accounts, interest and noninterest-bearing demand accounts, health savings accounts (HSA), money market accounts and certificates of deposit. We also offer the Certificate of Deposit Account Registry Service (CDARS) program to our customers. Our strategic plan includes a greater emphasis on developing commercial business activities, centered around both deposit and lending customer relationships.

Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from areas surrounding our branch offices. In order to attract and retain deposits we rely on paying competitive interest rates and providing quality service.

Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At March 31, 2018, $247.0 million, or 61.0% of our total deposit accounts were certificates of deposit, of which $125.1 million had maturities of one year or less.

The following tables set forth the distribution of our average deposit accounts, by account type, for the years indicated. Our focus has been on growing our lower costing core deposits (considered all deposits other certificates of deposit) and relying less on originating certificates of deposit.

	For the Years Ended March 31,
	2018			2017			2016
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Certificates of deposit	$242,949	60.3%	1.01%	$259,721	63.8%	0.89%	$172,064	64.9%	0.96%
Money market	60,589	15.1	0.53	61,568	15.1	0.37	35,124	13.3	0.17
Statement savings	43,408	10.8	0.12	43,527	10.7	0.15	25,843	9.8	0.10
Noninterest bearing demand	29,306	7.3	-	24,078	5.9	-	19,282	7.3	-
NOW accounts	26,094	6.5	0.03	18,333	4.5	0.03	12,447	4.7	0.03

Total deposits	$402,346	100.0%	0.70%	$407,227	100.0%	0.64%	$264,760	100.0%	0.66%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At March 31,
	2018	2017	2016
	(In thousands)
Interest Rate:
Less than 2.00%	$231,253	$241,121	$181,572
2.00% to 2.99%	15,736	6,512	13,459
3.00% to 3.99%	-	-	-
4.00% to 4.99%	-	-	-
5.00% and above	-	-	-

Total	$246,989	$247,633	$195,031

Maturities of Certificates of Deposit Accounts. The following table sets forth the amount and maturities of certificates of deposit accounts at the dates indicated.

	At March 31, 2018
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest Rate Range:
Less than 2.00%	$123,043	$59,427	$24,327	$24,456	$231,253	93.6%
2.00% to 2.99%	2,032	4,803	2,133	6,768	15,736	6.4
3.00% to 3.99%	-	-	-	-	-	-
4.00% to 4.99%	-	-	-	-	-	-
5.00% to 5.99%	-	-	-	-	-	-
Total	$125,075	$64,230	$26,460	$31,224	$246,989	100.0%

As of March 31, 2018, the aggregate amount of outstanding certificates of deposit at Hamilton Bank in amounts greater than or equal to $100,000 was approximately $113.5 million. The following table presents the maturity of these certificates of deposit at such date.

Period to Maturity	At March 31, 2018
(In thousands)

Three months or less	$14,020
Over three through six months	13,472
Over six months through one year	27,261
Over one year to three years	41,612
Over three years	17,108

Total	$113,473

Borrowed Funds. As a member of the FHLB, Hamilton Bank is eligible to obtain advances upon the security of the Federal Home Loan Bank common stock owned and certain loan products, provided certain standards related to credit-worthiness have been met. Federal Home Loan Bank advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities. At March 31, 2018, based on available collateral, we had the ability to borrow approximately $68.3 million from the Federal Home Loan Bank of Atlanta. Beginning in the second half of fiscal 2015, we began to increase our borrowings from the FHLB as a means to fund our loan growth both organically and through loan purchases. Additionally, in fiscal 2016 and 2017 we acquired $10.5 million and $15.0 million of FHLB advances in the acquisitions of Fairmount and Fraternity of which $7.5 million and $5.0 million has matured or rolled over, respectively. As of March 31, 2018, there were $60.6 million in advances outstanding from the FHLB as presented in the table below.

	March 31, 2018				March 31, 2017
	Amount		Rate	Maturity Date	Amount		Rate	Maturity Date
FHLB advance	5,550,000		1.84%	6/11/2018	5,550,000		0.94%	6/9/2017
FHLB advance	6,000,000		1.90%	6/29/2018	6,000,000		0.93%	6/29/2017
FHLB advance	1,000,000	*	2.60%	7/2/2018	1,000,000	*	4.24%	7/31/2017
FHLB advance	1,000,000	*	3.05%	7/3/2018	5,000,000	**	4.28%	7/31/2017
FHLB advance	5,000,000	**	3.94%	7/23/2018	1,000,000	*	4.01%	8/21/2017
FHLB advance	1,000,000		1.74%	7/31/2018	1,000,000	*	0.91%	8/31/2017
FHLB advance	1,000,000		1.40%	8/21/2018	1,500,000	*	3.23%	11/24/2017
FHLB advance	4,000,000		1.94%	8/27/2018	1,500,000	*	3.40%	11/27/2017
FHLB advance	3,000,000		1.41%	8/27/2018	1,000,000	*	2.60%	7/2/2018
FHLB advance	5,000,000	**	3.38%	9/19/2018	1,000,000	*	3.05%	7/3/2018
FHLB advance	1,000,000	*	2.60%	10/2/2018	5,000,000	**	3.94%	7/23/2018
FHLB advance	1,000,000		1.95%	12/31/2018	5,000,000	**	3.38%	9/19/2018
FHLB advance	3,000,000		1.38%	7/31/2019	1,000,000	*	2.60%	10/2/2018
FHLB advance	3,000,000		1.96%	8/26/2019	-
FHLB advance	3,000,000		1.59%	8/26/2019	-
FHLB advance	3,000,000		1.42%	8/26/2019	-
FHLB advance	1,500,000		1.95%	11/25/2019	-
FHLB advance	1,500,000		1.78%	11/27/2019	-
FHLB advance	3,000,000		2.31%	2/3/2020	-
FHLB advance	1,000,000		2.15%	11/30/2020	-
FHLB advance	2,000,000		2.28%	12/28/2020	-
FHLB advance	2,000,000		2.49%	2/1/2021	-
FHLB advance	3,000,000		1.48%	8/25/2021	-
	60,550,000				35,550,000
Premium on FHLB advances assumed	122,140				547,650
Total FHLB advances	$60,672,140				$36,097,650

* Advances assumed in the Fairmount Bancorp acquisition
** Advances assumed in the Fraternity Community Bancorp acquisition

Hamilton Bank may also borrow up to $5.0 million from a correspondent bank under a secured federal funds line of credit, and $1.0 million under an unsecured line of credit. We would be required to pledge investment securities to draw upon the secured line of credit. During fiscal 2018, there was nothing drawn upon under either line of credit.

Employees

As of March 31, 2018, we had 72 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

Subsidiary Activities

Hamilton Bancorp has one direct subsidiary, Hamilton Bank. At March 31, 2018, Hamilton Bank has five wholly owned subsidiaries including 3110 FC, LLC, a Maryland limited liability company that was formed to hold other real estate owned acquired through foreclosure or deed-in-lieu of foreclosure. On May 13, 2016, in connection with the acquisition of Fraternity Community Bancorp, the Bank acquired four additional subsidiaries: 4819 Palmer Avenue LLC, a limited liability company organized under the laws of the State of Maryland ("4819 Palmer"); 764 Washington Boulevard LLC, a limited liability company organized under the laws of the State of Maryland ("764 WB LLC"); 764 Washington Boulevard II LLC, a limited liability company organized under the laws of the State of Maryland ("764 WB LLC II"); and Fraternity Insurance Agency, Inc., an inactive corporation organized under the laws of the State of Maryland. 4819 Palmer, 764 WB LLC and 764 WB LLC II were each formed by Fraternity Federal Savings & Loan Association to hold other real estate owned.

REGULATION AND SUPERVISION

General

In December 2017, the Bank converted its charter from a federal savings bank to a Maryland chartered commercial bank. As a Maryland-chartered commercial bank, Hamilton Bank is subject to the regulation, supervision, and control of the Maryland Office of the Commissioner of Financial Regulation (“MOCFR”). Hamilton Bank is subject to regulation, supervision and control of the FDIC, an agency of the federal government. The federal and state system of regulation and supervision establishes a comprehensive framework of activities in which Hamilton Bank may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund, and not for the protection of stockholders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to matters such as their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Hamilton Bank is also regulated to a lesser extent by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), which governs the reserves to be maintained against deposits and other matters. Hamilton Bank must comply with the consumer protection regulations issued by the Consumer Financial Protections Bureau. Hamilton Bank also is a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is one of the twelve regional banks in the Federal Home Loan Bank System. The MOCFR and the FDIC examine Hamilton Bank and prepare reports for the consideration of its board of directors on any operating deficiencies. Hamilton Bank’s relationship with its depositors and borrowers is also regulated by federal and state law, especially in matters concerning the ownership of deposit accounts, the form and content of Hamilton Bank’s loan documents and certain consumer protection matters.

As a bank holding company, Hamilton Bancorp is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve Board. Hamilton Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

Banking Regulation

General. The Bank is a Maryland commercial bank and its deposit accounts are insured by the Deposit Insurance Fund of the FDIC. The Bank is subject to supervision, examination and regulation by the MOCFR and the FDIC.

The Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”) as an independent bureau of the Federal Reserve System. The CFPB assumed responsibility for implementing federal consumer financial protection and fair lending laws and regulations, a function formerly handled by federal bank regulatory agencies. However, institutions of less than $10 billion, such as the Bank, continue to be examined for compliance with consumer protection or fair lending laws and regulations by, and be subject to enforcement authority of their primary federal regulators.

Capital Requirements. Under the FDIC’s regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as Hamilton Bank, are required to comply with minimum leverage capital requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8%, and a Tier 1 capital to total assets leverage ratio of 4%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in. It is currently at 1.875%, and will be fully phased in at 2.5% on January 1, 2019.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions if it deems necessary.

Legislation enacted in May 2018 requires the federal banking agencies, including the FDIC, to establish for banks with assets of less than $10 billion of assets a “community bank leverage ratio” of 8 to 10%. Banks with capital meeting the specified requirement will be considered to meet the applicable regulatory capital requirements including the risk-based requirements. The establishment of the community bank leverage ratio is subject to notice and comment rulemaking by the federal regulators.

Prompt Corrective Regulatory Action. Federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

“Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such a plan must be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional measures, including, but not limited to, a required sale of sufficient voting stock to become adequately capitalized, a requirement to reduce total assets, cessation of taking deposits from correspondent banks, the dismissal of directors or officers and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

At March 31, 2018, Hamilton Bank’s capital exceeded all applicable regulatory requirements.

Loans to One Borrower. Under Maryland law, the maximum amount that the Bank is generally permitted to lend to any one borrower and his or her related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus, which is defined to include the Bank’s capital, surplus, retained earnings and 50% of its reserve for possible loan losses. By interpretive ruling of the Maryland Commissioner, Maryland banks have the option of lending up to the amount that would be permissible for a national bank, which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Under this formula, the Bank would have been permitted to lend up to $6.3 million to any one borrower at March 31, 2018. As of March 31, 2018, Hamilton Bank was in compliance with the loans to one borrower limitations.

Branching. Maryland law provides that, with the approval of the Commissioner, Maryland banks may establish branches within Maryland and may establish branches in other states by any means permitted by the laws of such state or by federal law. Federal law permits well capitalized and well managed bank holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, banks are permitted to establish de novo branches on an interstate basis to the extent that branching is authorized by the law of the host state for the banks chartered by that state.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The deposit insurance per account owner is currently $250,000.

The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund. Assessments for most institutions are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. The assessment range (inclusive of possible adjustments) for most banks and savings associations is 1.5 basis points to 30 basis points of total assets less tangible equity.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in by 2019. For the third calendar quarter of fiscal 2018, the annualized FICO assessment will be equal to 0.32 of a basis point of total assets less tangible capital.

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

Dividends. Maryland banks may only pay cash dividends from undivided profits or, with the prior approval of the Commissioner, their surplus in excess of 100% of required capital stock. Federal law provides that an insured depository institution may not make any dividend, including paying a dividend, if after paying such dividend, the institution would fail to satisfy any applicable regulatory capital requirement. In addition, Hamilton Bank’s ability to pay dividends is limited if Hamilton Bank does not have the capital conservation buffer required by the new capital rules, which may limit the ability of Hamilton Bancorp to pay dividends to its stockholders. See — “Capital Requirements”.

Transactions with Related Parties. A state nonmember bank, such as the Bank, is limited in the amount of “covered transactions” with any affiliate, including Hamilton Bancorp. Covered transactions must be on terms substantially the same, or at least as favorable, to the Bank as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. Certain covered transactions, such as loans to affiliates, must meet specified collateral requirements.

Loans to directors, executive officers and principal stockholders of a state nonmember bank must be made on substantially the same terms as those prevailing for comparable transactions with persons who are not executive officers, directors, principal stockholders or employees of the bank. Loans to any executive officer, director and principal stockholder are subject to additional restriction, including certain board of director’s approval requirements and specified limits.

Enforcement. The Commissioner has extensive enforcement authority over Maryland banks. This includes the ability to issue cease and desist orders and civil money penalties and to remove directors or officers. The Commissioner may also take possession of a Maryland bank whose capital is impaired and seek to have a receiver appointed by a court.

The FDIC has primary federal enforcement responsibility over state banks under its jurisdiction, including the authority to bring enforcement action against all “institution-related parties,” including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an institution. Formal enforcement action may range from the issuance of capital directive or a cease and desist order for the removal of officers and/or directors, receivership, conservatorship or termination of deposit insurance. Civil money penalties cover a wide range of violations and actions, and range up to $25,000 per day or even up to $1 million per day (in the most egregious cases). Criminal penalties for most financial institution crimes include fines of up to $1 million and imprisonment for up to 30 years.

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Since converting our charter, the FDIC has not conducted a CRA examination. Our latest CRA examination, dated April 2015, was performed by the Office of the Comptroller of the Currency (“OCC”) and was rated “Satisfactory.”

Federal Home Loan Bank System. Hamilton Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Atlanta, Hamilton Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of March 31, 2018, Hamilton Bank was in compliance with this requirement.

Other Regulations

Interest and other charges collected or contracted for by Hamilton Bank are subject to state usury laws and federal laws concerning interest rates. Hamilton Bank’s operations are also subject to federal laws applicable to credit transactions. In addition, the Consumer Financial Protection Bureau issues regulations and standards under federal consumer protection laws that affect consumer businesses. These include regulations setting “ability to repay” and “qualified mortgage” standards for residential mortgage loans and mortgage loan servicing and originator compensation standards. Hamilton Bank is evaluating recent regulations and proposals, and devotes significant compliance, legal and operational resources to compliance with consumer protection regulations and standards.

Holding Company Regulation

General. As a bank holding company, Hamilton Bancorp is subject to comprehensive regulation, examination and supervision by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the regulations of the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders, and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

Permissible Activities. A bank holding company is limited in its activities to banking, managing or controlling banks, or providing services for its subsidiaries. Other permitted non-bank activities have been identified as closely related to banking. Bank holding companies that are “well capitalized” and “well managed” and whose financial institution subsidiaries have satisfactory Community Reinvestment Act records can elect to become “financial holding companies,” which are permitted to engage in a broader range of financial activities than are permitted to bank holding companies. Hamilton Bancorp has not opted to become a financial holding company.

The Federal Reserve Board has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

Capital. Bank holding companies are generally required to maintain on a consolidated basis, specified minimum ratios of capital to total assets and capital to risk-weighted assets. However, these requirements generally apply to bank holding companies with consolidated assets of $1 billion or more, and do not apply to Hamilton Bancorp. Recent legislation has increased to $3 billion of assets the threshold for the applicability of consolidated holding company capital requirements, subject the promulgation of regulations by the Federal Reserve board.

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to bank holding companies. The Federal Reserve Board has issued regulations requiring that all bank holding companies serve as a source of managerial and financial strength to their subsidiary bank by providing capital, liquidity and other support in times of financial stress.

Dividends. The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a bank holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the bank holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Hamilton Bancorp to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Acquisition. Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a bank holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of the company. A change in control definitively occurs upon the acquisition of 25% or more of the company’s outstanding voting stock. Under the Change in Bank Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.

Federal Securities Laws

Hamilton Bancorp’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Hamilton Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

ITEM 1A.	RISK FACTORS

Our commercial real estate loans increase our credit risk.

Beginning in 2009, we changed our business strategy with respect to organic growth to become less reliant upon one-to-four family lending and emphasize commercial lending; in particularly commercial real estate lending. To support this strategy, we hired additional commercial lenders, as well as enhanced our back-office monitoring and loan administration with additional personnel. We have also participated in commercial real estate loans originated by other institutions in the past. At March 31, 2018, commercial real estate loans totaled $112.2 million, or 28.8% of total loans. This increase includes a combined $16.0 million of commercial real estate loans acquired in our acquisition of Fairmount Bancorp, Inc. in September 2015 and Fraternity Community Bancorp, Inc. in May 2016.

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

Given our increase in commercial real estate lending, and that a significant portion of our portfolio in commercial real estate loans is not seasoned, we have a limited loss history with which to measure the level of risk in our commercial real estate loan portfolio. Delinquencies and loan losses related to our commercial real estate loans could increase more than we have provided for in our allowance for loan losses as we continue to emphasize this type of lending activity.

A portion of our one-to-four family residential mortgage loans is comprised of non-owner occupied (investor) properties, which increases the credit risk on this portion of our loan portfolio.

A portion of our loan portfolio is comprised of loans secured by non-owner occupied one-to-four family properties, which we refer to as “investor loans”. At March 31, 2018, $26.7 million of our one-to-four family residential mortgage loans in our portfolio, or 6.9% of total loans, were comprised of investor loans. We acquired approximately $9.2 million of investor loans in connection with our acquisition of Fraternity Community Bancorp, Inc. in May 2016 and another $17.1 million with respect to our acquisition of Fairmount Bancorp, Inc. in September 2015. There is a greater credit risk inherent in non-owner-occupied properties, than in owner-occupied since the repayment of these loans may depend, in part, on the successful management of the property and/or the borrower’s ability to lease the unit or units of the property. A downturn in the real estate market or the local economy could adversely affect the value of properties securing these loans or the revenues derived from these properties, which could affect the borrower’s ability to repay the loan.

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

We have relatively limited experience with the performance of loans acquired in our acquisitions of Fraternity Community Bancorp, Inc. and Fairmount Bancorp, Inc., and our purchase of several pools of loans acquired in March 2017 and throughout fiscal 2018. Certain of our estimates related to accounting for acquired loans may differ from actual results.

We acquired Fraternity Community Bancorp, Inc. in May 2016, and Fairmount Bancorp, Inc. in September 2015. In addition, in March 2017 we purchased $23.4 million of one-to-four family jumbo residential mortgage loans in two separate pools. In fiscal 2018 we continued to purchase various pools of loans, including $15.5 million in commercial lease loans, $19.9 million in recreational vehicles (“RVs”), and $19.2 million in residential mortgage loans. It is difficult to assess the future performance of loans recently added to our portfolio as part of these acquisitions and/or purchases because our relatively limited experience with such loans does not provide us with a significant history from which to judge future collectability.

These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our future performance.

If the estimates we have made regarding the performance of loans we have acquired or purchased are inadequate, the fair value estimates may exceed the actual collectability of the balances, and this may result in the related loans being considered by us as impaired, which would result in a reduction in interest income. The tangible book value we measure is based in part on these estimates, and if fair value estimates differ from actual collectability, then subsequent earnings may also differ from original estimates. Measures of tangible book value and earnings impact of business combinations are frequently used in evaluating the merits and value of business combinations. Numerous assumptions and estimates are integral to purchased loan accounting, and actual results could be different from prior estimates.

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

The unseasoned nature of a significant portion of our commercial real estate loans and commercial business loans, along with various purchases of loan pools, increases the risk that our allowance may be insufficient to absorb losses without significant additional provisions.

In addition, if the loans we have acquired in our recent acquisitions of Fraternity Community Bancorp, Inc. and Fairmount Bancorp, Inc. do not perform as we have estimated, our allowance for loan losses may not be adequate. See — “We have relatively limited experience with the performance of loans acquired in our recent acquisitions of Fraternity Community Bancorp, Inc. and Fairmount Bancorp, Inc., and our purchase of several pools of loans acquired in March 2017 and throughout fiscal 2018. Certain of our estimates related to accounting for acquired loans may differ from actual results," above.

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

The Financial Accounting Standards Board has adopted a new accounting standard that will become effective for us on April 1, 2020. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses.

We have a significant number of loans secured by real estate, and a downturn in the local real estate market could negatively impact our profitability.

At March 31, 2018, approximately $309.5 million, or 79.5%, of our total loan portfolio was secured by residential or commercial real estate, almost all of which is located in our primary lending market. Future declines in the real estate values in lending markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require increasing our allowance for loan losses to address the decrease in the value of the real estate securing our loans, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

While it has was the policy of the Federal Reserve Board to maintain interest rates at historically low levels over the past several years through its targeted federal funds rate and the purchase of mortgage-backed securities, the Federal Reserve Board raised the federal funds rate beginning in December 2015. As a general matter, our net interest income was adversely impacted by the low rate environment that existed over the past several years, however, at this point it is uncertain what impact the recent rate increases might have on our net interest income (the difference between interest income we earn on our assets and the interest expense we pay on our liabilities). It is also uncertain when the Federal Reserve Board might raise or lower the federal funds rate in the future. If interest rates continue to rise, it may negatively impact the housing markets and the U.S. economic recovery. If rates remain relatively low it could create deflationary pressures, which while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

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

Interest rate shifts may reduce net interest income and otherwise negatively impact our financial condition and results of operations.

The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most community banks, our earnings and cash flows depend to a great extent upon the level of our net interest income, or the difference between the interest income we earn on loans, investments and other interest-earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes.

When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. An increase in interest rates may, among other things, reduce the demand for loans and our ability to originate loans and decrease loan repayment rates. Conversely, a decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan portfolio and increased competition for deposits. Accordingly, changes in the level of market interest rates affect our net yield on interest-earning assets, loan origination volume and our overall results. Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in market interest rates, those rates are affected by many factors outside of our control, including governmental monetary policies, inflation, deflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets.

Rising interest rates could make it more difficult for us to obtain funding at attractive rates of interest to fund our interest earning assets.

Rising rates of interest may force us to pay higher rates of interest on deposits and/or seek other funding sources that may require us to pay higher rates of interest. At March 31, 2018, 87.0% of our funding came from deposits, of which 38.9% were “core” deposits. If interest rates continue to rise, we will need to offer higher rates of interest on our interest-bearing deposits. We have recently experienced a significant increase in competition for deposits in our market. In addition, we may experience a decrease in the amount of deposits we are able to attract, as our customers seek higher rate of return through other investments. Replacing funds due to the loss of deposits may require that we pay higher rates of interest. An increase in the rates we pay for funding will have a negative impact on our profitability.

We could potentially recognize goodwill impairment charges.

As of March 31, 2018, we had $8.6 million of goodwill related to acquisitions.  Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Impairment testing requires that the fair value of the Company be compared to the carrying amount of the Company’s net assets, including goodwill.  If the fair value of the Company is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value.  We test for impairment of goodwill during December of each year.  There could be a requirement to evaluate the recoverability of goodwill prior to or after the normal annual assessment if there is a disruption in our business, unexpected significant declines in our operating results, or sustained market capitalization declines. These types of events and the resulting analysis could result in goodwill impairment charges in the future, which would adversely affect the results of operations. As a result of impairment testing performed during December 2017 and a subsequent analysis resulting from the significant decline in operating income during the fourth quarter of fiscal 2018 due to the recording of a valuation allowance on the Company’s deferred tax assets, it was determined that the fair value of our only reporting unit exceeded the carrying value of its assets and liabilities. Therefore, goodwill was not considered impaired at March 31, 2018.

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

We are subject to extensive regulation, supervision and examination by the Federal Reserve Board and the Federal Deposit Insurance Corporation, our primary federal regulators. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Hamilton Bank rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

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

The composition and allocation of our investment portfolio has historically emphasized U.S. agency mortgage-backed securities and U.S. agency debentures. While such assets still make up the great majority of our investment portfolio at March 31, 2018, we have recently increased the amount of bank-qualified municipal obligations in our portfolio. Unlike U.S. agency securities, the municipal debt securities acquired are backed only by the credit of their issuers and not guaranteed by the federal government. These investments expose us to a greater degree of credit risk than U.S. agency securities. Any decline in the credit quality of these securities exposes us to the risk that the market value of the securities could decrease which may require us to write down their value on our books and could lead to a possible default in payment.

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

Third-party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third-party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers or otherwise conduct our business efficiently and effectively. Replacing these third-party vendors could also entail significant delay and expense.

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

We conduct our business through our executive and administrative office located in Towson, Maryland, which also serves as a full-service banking office, and six other full-service branch offices located in Baltimore City and the Maryland counties of Baltimore, Howard and Anne Arundel. The aggregate net book value of our premises, including leasehold improvements, was $3.4 million at March 31, 2018. Our facilities are adequate and suitable for our operations as conducted by us. The following table sets forth certain information with respect to our offices, including lease expiration dates for leased properties.

Location	Leased or Owned	Year Opened/ Acquired	Lease Expiration Date

Executive and Administrative Office:

501 Fairmount Ave. Suite 200 Towson, Maryland 21286	Leased	2011	November 30, 2021

Branches:

5600 Harford Road Baltimore, Maryland 21214	Owned	1937	—

8108 Jumpers Hole Road Pasadena, Maryland 21122	Owned	2009	—

8216 Philadelphia Road Rosedale, Maryland 21237	Owned	2015	—

788 Washington Boulevard Baltimore City, Maryland 21230 (2)	Leased	2018	August 31, 2022

9050 National Pike Ellicott City, Maryland 21042 (3)	Leased	2017	August 31, 2023

10283 York Road Cockeysville, Maryland 21030 (1)	Leased	2016	Jan. 31, 2020

______________________

(1)	Property was acquired in the Fraternity Community Bancorp acquisition on May 13, 2016.
(2)

This branch was opened in March 2018. The former branch located at 764 Washington Boulevard in Baltimore City, located on the same block as the new location, was acquired in the Fraternity acquisition and operated as Fraternity’s administrative offices, as well as a full-service branch. We sold the former property in December 2017.

(3)

This branch was opened in July 2017 and is less than a mile from the former branch that was also leased. The former branch location at 8460 Baltimore National Pike in Ellicott City, Maryland was closed. The lessor decided to reconstruct this property for an alternative use and we were required to relocate.

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

	Price Range Per Share
Fiscal 2018:	High	Low

Fourth Quarter	$15.87	$14.25
Third Quarter	15.40	14.25
Second Quarter	15.05	14.05
First Quarter	15.25	14.45

	Price Range Per Share
Fiscal 2017:	High	Low

Fourth Quarter	$14.55	$14.28
Third Quarter	14.50	13.50
Second Quarter	14.19	13.33
First Quarter	14.25	13.30

Holders.

As of June 29, 2018, there were approximately 134 holders of record of the Company’s common stock.

Dividends.

The Company has not paid any dividends to its shareholders to date. The payment of dividends in the future will depend upon a number of factors, including capital requirements, the Company’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. In addition, the Company’s ability to pay dividends is dependent on dividends received from Hamilton Bank. For more information regarding restrictions on the payment of cash dividends by the Company and by Hamilton Bank, see “Business—Regulation and Supervision—Holding Company Regulation—Dividends”, “Business— Regulation and Supervision—Federal Savings Institution Regulation—Dividend Limitations” and Note 15 to the Consolidated Financial Statements included in this Annual Report. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

There were no shares repurchased by the Company during fiscal 2018.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected historical financial and other data of Hamilton Bancorp, Inc. for the periods and at the dates indicated. The following is only a summary and you should read it in conjunction with the consolidated financial statements of Hamilton Bancorp, Inc. and notes beginning on page F-1 of this Annual Report. The information at March 31, 2018 and 2017 and for the years then ended is derived in part from the audited consolidated financial statements that appear in this Annual Report. The information at March 31, 2016, 2015 and 2014 and for the years then ended is derived in part from audited financial statements that do not appear in this Annual Report.

	At March 31,
	2018	2017	2016	2015	2014
	(In thousands)
Selected Financial Condition Data:

Total assets	$525,533	$514,530	$392,917	$291,040	$302,769
Cash and cash equivalents	23,368	29,354	67,449	16,644	33,073
Investment securities (1)	16,379	21,597	16,544	21,582	26,778
Mortgage-backed securities	59,025	80,832	53,940	71,357	76,776
Loans, net (2)	387,599	336,738	220,416	159,176	142,914
Federal Home Loan Bank of Atlanta stock at cost	3,122	2,020	1,043	523	266
Bank-owned life insurance	17,456	18,253	12,710	12,360	12,002
Deposits	405,143	412,856	313,994	222,319	238,820
Borrowings	60,672	36,125	14,805	6,000	-
Total equity	54,076	59,791	61,545	60,800	61,770

__________________________________________

(1)	Includes U.S. agency securities, municipal and corporate bonds.
(2)	Includes loans held for sale of $-0-, $-0-, $259,000, $581,000 and $-0- at March 31, 2018, 2017, 2016, 2015 and 2014, respectively.

	For the Years Ended March 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Selected Operating Data:

Interest revenue	$18,080	$16,762	$11,318	$9,383	$10,236
Interest expense	3,587	2,871	1,843	1,662	1,916
Net interest income	14,493	13,891	9,475	7,721	8,320
Provision for loan losses	1,575	3,395	440	170	1,874
Net interest income after provision for loan losses	12,918	10,496	9,035	7,551	6,446
Noninterest revenue	1,996	1,054	1,554	1,108	1,056
Noninterest expense	12,911	13,237	10,260	9,310	9,689
Income (loss) before income taxes (benefit)	2,003	(1,687)	329	(651)	(2,187)
Income taxes (benefit)	8,052	(758)	422	(337)	(992)
Net income (loss)	$(6,049)	$(929)	$(93)	$(314)	$(1,195)

Basic loss per common share	$(1.90)	$(0.29)	$(0.03)	$(0.10)	$(0.35)
Diluted loss per common share	$(1.90)	$(0.29)	$(0.03)	$(0.10)	$(0.35)

	At or For the Years Ended March 31,
	2018	2017	2016	2015	2014

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets (ratio of net loss to average total assets)	(1.17)%	(0.19)%	(0.03)%	(0.11)%	(0.38)%
Return on average equity (ratio of net loss to average equity)	(9.96)%	(1.57)%	(0.15)%	(0.54)%	(1.84)%
Interest rate spread (1)	2.96%	2.97%	2.89%	2.70%	2.68%
Net interest margin (2)	3.05%	3.04%	3.02%	2.85%	2.85%
Efficiency ratio expressed as a percentage (3)	78.49%	83.92%	90.43%	106.27%	99.90%
Noninterest expense to average total assets	2.50%	2.66%	3.02%	3.17%	3.08%
Noninterest revenue to average total assets	0.39%	0.21%	0.46%	0.37%	0.33%
Average interest-earning assets to average interest-bearing liabilities	112.72%	111.69%	121.98%	125.10%	125.30%
Average equity to average total assets	11.74%	11.85%	17.98%	19.84%	20.58%

Asset Quality Ratios:
Non-performing assets to total assets	1.45%	0.55%	1.40%	0.93%	1.88%
Non-performing loans to gross loans	1.84%	0.69%	2.27%	1.41%	3.48%
Allowance for loan losses to non-performing loans	39.36%	94.49%	33.70%	74.97%	35.44%
Allowance for loan losses to gross loans	0.73%	0.65%	0.76%	1.05%	1.23%
Net charge-offs to average loans	0.26%	0.92%	0.22%	0.18%	1.41%

Capital Ratios:
Common equity tier 1 capital (to risk-weighted assets) (4)	10.61%	12.13%	19.06%	24.37%	-
Total capital (to risk-weighted assets) (4)	11.39%	12.81%	19.81%	25.32%	28.38%
Tier 1 capital (to risk-weighted assets) (4)	10.61%	12.13%	19.06%	24.37%	27.28%
Tier 1 capital (to total adjusted assets) (4)	7.64%	8.28%	11.78%	15.82%	15.10%
Equity to total assets	10.29%	11.62%	15.66%	20.89%	20.40%
Tangible equity to tangible assets	8.70%	9.99%	14.05%	20.12%	19.65%

Number of:
Full service offices	7	7	5	4	4
Full time equivalent employees	72	74	61	55	58

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

Statements included in this management's discussion and analysis include non-GAAP financial measures and should be read along with the accompanying tables which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. The Company's management uses these non-GAAP financial measures, including tangible common equity, in its analysis of the Company's performance. The tangible common equity non-GAAP reconciliation, which includes tangible book value per share, is presented in the “Overview” section below.

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

Overview

The Company and its wholly owned subsidiary, Hamilton Bank, continue to show growth in both revenue and asset size for the year ending March 31, 2018 as compared to the year ending March 31, 2017, despite a net loss of $6.0 million relating to certain tax expense adjustments taken during the fiscal year. Interest revenue increased $1.3 million, or 7.9%, during fiscal 2018 as the Company continued to show strong loan demand through both organic growth and the purchase of loan pools. Growth in interest revenue was partially offset by an increase of $716,000 in our interest expense associated with taking on additional borrowings and an increase in interest rates that impacted our deposit costs. The Company was able to increase non-interest revenue relating to service charges and other fees. We also recognized $835,000 in revenue related to the payout of insurance under our bank-owned life insurance (“BOLI”) policies and had a $213,000 gain on sale of our Pigtown branch. These gains were partially offset by $115,000 in loss on the write-down or disposal of certain leasehold improvements associated with or legacy or former Cockeysville branch.

Non-interest expense decreased modestly by $326,000 over the twelve months ending March 31, 2018 compared to the same period a year ago. The decrease is in large part due to merger expenses and branch consolidation expense associated with the acquisition of Fraternity that were recognized in the prior year. The acquisition of Fraternity closed on May 13, 2016. Partially offsetting the decline in non-interest expense were increases in salaries and benefits and legal expenses. Salaries and benefits increased due to strategic new hires focused on branch efficiency and new products, while legal expense increased because of costs associated with loan purchases and other administrative matters, including our conversion to a state chartered bank. Management has diligently worked at monitoring and improving efficiencies to reduce our overall operating expenses and improve our efficiency ratio going forward. Lastly, the largest impact to the overall net loss was related to tax expense.

In December 2017, the Company performed a revaluation of its net deferred tax assets as a result of the reduction in the corporate income tax rate that was enacted through the federal government’s passage of the Tax Cuts and Jobs Act on December 22, 2017. The revaluation resulted in an adjustment downward of $2.3 million to our net deferred tax asset that was recorded through income tax expense. In addition, management evaluated the remaining net deferred tax asset of $5.8 million at the end of fiscal 2018. In the judgement of management, it was determined that it was more likely than not that such deferred tax assets will not become realizable based upon the fact that the Company has experienced cumulative losses for three consecutive years. Because of these losses, the Company is unable to rely upon the projection of future taxable income under ASC 740, Accounting for Income Taxes. As a result, a valuation allowance was established for $5.8 million with the offset being recorded through income tax expense. If, in the future, the Company generates taxable income on a sustained basis sufficient to support the deferred tax assets, the need for a deferred tax valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation at that time. The establishment of a valuation allowance on our deferred tax assets for financial reporting purposes does not affect how the net operating loss carryforwards may be utilized on our subsequent income tax returns. [For further disclosure on this matter, see Income Tax Expense within this section of the Management Discussion and Analysis (“MD&A”) in this Annual Report on Form 10-K].

The following highlights contain additional financial data and events that have occurred during the fiscal year ending March 31, 2018:

●	Pre-tax income improved to $2.0 million compared to a loss of $1.7 million for the 2017 fiscal year, an increase of $3.7 million year-over-year.

●

After-tax loss for fiscal 2018 reflects a loss of $6.0 million, or $1.90 per common share, compared to a loss of $929 thousand, or $0.29 per common share, for fiscal 2017. The loss in fiscal 2018 is due to the $2.3 million tax adjustment to the Company’s net deferred tax assets from the Tax Cuts and Job Act and the establishment of a valuation allowance on the remaining net deferred tax asset of $5.8 million, as discussed earlier.

●

Net interest income increased to $14.5 million, up $602,000, or 4.3%, from $13.9 million. This improvement was driven by a $1.3 million, or 7.9%, increase in interest revenue, partially offset by a $716,000 increase in interest expense.

●	Net interest margin remained relatively unchanged at 3.05% for fiscal 2018 compared to 3.04% for fiscal 2017.

●

Efficiency ratio improved from 83.9% to 78.5% due to efficiencies of scale, income and gains from proceeds relating to bank-owned life insurance (BOLI), and the effects of certain costs related to the acquisition of Fraternity Community Bancorp, Inc. (Fraternity) during the prior year period.

●	In the fourth quarter of fiscal 2018, realized $835,000 in non-interest revenue pertaining to death benefits received from the passing of an employee under our BOLI insurance policies.

●

During the third quarter of fiscal 2018 we sold our Pigtown branch located in Baltimore City at a gain of $213,000, net of the disposal of various furniture and equipment associated with it. We also relocated our Ellicott City branch during the second quarter of fiscal 2018. Both branches were relocated within their respective communities, but to a smaller, more efficient space that will provide operational cost savings.

●

Cash management fees increased by 49.0% during fiscal 2018 from $84,000 to $125,000. At the same time our merchant card services income also grew 31.0% to $33,000. This reflects our continued focus on commercial business.

●	Total assets grew $11.0 million to $525.5 million, increasing from $514.5 million at March 31, 2017.

●

Gross loans grew $50.2 million, or 14.8%, to $389.2 million from $339.0 million at March 31, 2017. The growth in loans is attributable to both organic growth and loan purchases throughout the fiscal year.

●	Net charge-offs declined 67.3%, or almost $2.0 million, from $2.9 million a year ago to $948,000 in fiscal 2018.

●

The allowance for loan losses as a percentage of nonperforming loans declined from 94.5% at March 31, 2017 to 39.4% due to one commercial real estate loan being placed on nonaccrual during the year. Based upon an updated appraisal and market value of the underlying collateral, there is no impairment currently associated with this loan.

●

Total deposits decreased $7.7 million from $412.9 million at March 31, 2017 to $405.1 million, while borrowings increased $24.5 million from $36.1 million to $60.7 million over the same period. Core deposits (consisting of all deposits except certificates of deposits) declined $6.7 million to $157.7 million. The decline in deposits is largely due to runoff from our money market promotion that began in December 2016, as well as an increasingly competitive market due to rising interest rates. Core deposits represent 38.9% of total deposits at March 31, 2018 compared to 39.8% a year ago.

●

The Company ended fiscal 2018 with a book value of $15.87 per common share and a tangible book value of $13.18 per common share compared to $17.53 and $14.80, respectively, at March 31, 2017. Tangible book value decreased because of the net loss for the year.

	March 31, 2018	March 31, 2017
Tangible book value per common share:
Total shareholders' equity	$54,076,132	$59,791,230
Less: Goodwill and other intangible assets	(9,176,764)	(9,302,828)
Tangible common equity	$44,899,368	$50,488,402

Outstanding common shares	3,407,613	3,411,075

Tangible book value per common share	$13.18	$14.80

●	The Company maintained strong liquidity and at March 31, 2018 the Bank was deemed “well capitalized” under federal regulations.

Strategic Plan

We have based our 2019-2021 strategic plan on the objective of improving shareholder value and growth through creating sustainable and profitable growth given the current and expected economic and competitive environment in the financial services industry. Our short-term goals include continuing the growth of operating revenue, changing the mix of our deposits base to be more concentrated in lower costing core deposits, collecting payments on non-accrual and past due loans, enhancing and improving credit quality, expanding fee income, maintaining a sensible branch network, and using technology to improve efficiencies and enhance the customer experience.

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

●

Low-Cost Funding Strategies – Will focus on utilizing and growing low-cost core deposits as the primary funding source for loans. Given the current environment for higher-returns on investments, the retention of deposit customers along with targeted sales strategies will be important to growing deposits. Comprehensive marketing plans for increasing brand awareness in our market and promotion of products and services will be required, along with a seamless, fully integrated delivery experience for our customers that leverages technology and optimizes efficiencies. These strategies will apply to not just consumers, but to all commercial and small business customers.

●

Capital to Support Growth – We will increase the capital and value of the holding company’s stock through sustainable, consistent earnings, prudent capital management and enhancement of overall “franchise value”. We will continually evaluate the Bank’s capital needs and, if additional capital is needed, the most suitable type of capital, whether it be subordinated-debt or common or preferred stock.

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

If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we record the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral. At March 31, 2018, all of our securities were either issued by U.S. government agencies, U.S. government-sponsored enterprises, municipalities, or corporations.

Goodwill Impairment. Goodwill represents the excess purchase price paid over the fair value of the net assets acquired. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company is considered the Reporting Unit for purposes of impairment testing. Impairment testing requires that the fair value of the Company be compared to the carrying amount of the Company’s net assets, including goodwill. If the fair value of the Company exceeds the book value, no write-down of recorded goodwill is required. If the fair value of the Company is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value. We test for impairment of goodwill during February of each year based upon December financial information and current projections. We estimate the fair value of the Company utilizing four valuation methods including the Comparable Transactions Approach, the Control Premium Approach, the Public Market Peers Approach, and the Discounted Cash Flow Approach.

Based on our impairment testing during February 2018, there was no evidence of impairment of the Company’s goodwill or intangible assets.

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

Comparison of Financial Condition at March 31, 2018 and March 31, 2017

Assets.  Total assets increased $11.0 million to $525.5 million at March 31, 2018 from $514.5 million at March 31, 2017.  The increase is primarily attributable to a $50.2 million increase in gross loans, partially offset by a $27.0 million decline in investment securities, an $8.0 million decrease in net deferred tax assets, and $6.0 million decrease in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $6.0 million, or 20.4%, to $23.4 million at March 31, 2018 from $29.3 million at March 31, 2017. The decline from March 31, 2017 is in part a result of cash and investments used to fund organic loan growth and purchase various pools of residential mortgage, commercial business, and consumer loans throughout the year; thereby converting lower interest-earning cash and investments into higher interest-earning loans. In the last quarter of fiscal 2018, we were able to replenish and increase our cash position by $13.3 million through an increase in our core deposit base.

Certificates of Deposit Held as Investment. Certificates of deposit (“CDs”) of $499,000 remained unchanged from March 31, 2017 to March 31, 2018. The Company currently holds two CDs that are equal to or less than $250,000 and fully insured by the FDIC. The weighted average rate and term of the portfolio is 2.28% and 3.6 years, respectively.

Securities. Our investment portfolio consists primarily of investment grade securities including U.S. government agency and government-sponsored entity (“GSEs”) securities, securities issued by states, counties and municipalities, corporate bonds, and mortgage-backed securities. At March 31, 2018, all securities are classified as available for sale. While we usually intend to hold investment securities until maturity, this classification provides us the opportunity to divest of securities that may no longer meet our liquidity objectives.

Investment securities decreased $27.0 million, or 26.4%, to $75.4 million at March 31, 2018, from $102.4 million at March 31, 2017. The decrease is related to $15.1 million in cash flows resulting from normal principal payments associated with the mortgage-backed security portfolio, as well as the sale of $11.6 million in securities during fiscal 2018, including $7.4 million of securities sold in the third quarter ended December 31, 2017. The sale of securities during the year resulted in a loss of $2,000. The fair value of the investment portfolio declined $676,000 from an unrealized net loss position of $2.2 million at March 31, 2017 to an unrealized net loss position of $2.9 million at March 31, 2018. The decrease in fair value of the investment portfolio is a result of the increase in interest rates over the past fiscal year, particularly the last quarter of fiscal 2018. Partially offsetting the decline in value is the passage of time as certain investments get closer to maturity.

We have evaluated securities with unrealized losses for an extended period of time and determined that these losses are temporary because, at this point in time, we have the ability to hold them until maturity. Currently, we have no intent to sell these securities; however, if market conditions or funding needs change, we may sell securities if needed. As the maturity date moves closer and/or interest rates decline, we expect that any unrealized losses for individual securities in the portfolio will decline or dissipate. In addition, we perform an annual impairment analysis with respect to securities issued by states, counties, municipalities, and corporations that are in a loss position for an extended period of time, typically twelve months. As a result, we have not identified any portion of the unrecorded loss as being attributed to credit deterioration in the issuer of the security.

Premises and Equipment. We currently have seven full service branches, one of which operates out of our administrative offices. With our acquisitions of Fairmount and Fraternity, we added three new branch locations and one that overlapped an existing location.

In the acquisition of Fairmount, the Company acquired the main office, that included the administrative offices and the only full- service branch, three vacant lots, and an unoccupied branch building that was not in operation at the time of acquisition. Due to growth, we subsequently re-located several back-office departments to the administrative office space that was acquired. The Company then sold the unoccupied branch building in fiscal 2017 with a book balance of $405,000 for $425,000 with net proceeds of $393,000, excluding closing costs.

In the acquisition of Fraternity, the Company acquired two branches and the main office located in Baltimore City that included both the administrative offices of Fraternity and a full-service branch. The main office was owned by the bank and the other two branches were under a lease agreement at the time of acquisition. One of the leased branches was in close proximity and serviced the same geographic area as one of Hamilton’s existing branches that was also leased. The acquired branch was in a better location, smaller in size, and less expensive to operate. As a result, management decided to close our existing branch in May 2016 and move our current customers to the newly acquired location; however, we were unable to get out of the then in place lease agreement. Consequently, in accordance with accounting guidelines, we immediately recognized the present value of the remaining lease payments under that lease, which amounted to $495,000. In November 2017, we reached an agreement with the lessor for $250,000 to terminate the lease and allow another third party to occupy the property. The agreement saved the Bank approximately $32,000 over the remaining term of the lease.

In December 2017 we sold the building located in the Pigtown community of Baltimore City that was obtained in the acquisition of Fraternity for $830,000. The building housed the administrative offices of Fraternity and our original Pigtown branch. Subsequent to the acquisition, we continued to operate the Pigtown branch from this location; however, the administrative space was not being utilized. We determined it would be more cost effective to sell the building and relocate the branch within the same community to a smaller, more efficient space that would provide operational cost savings. The sale of the building and various furniture and equipment resulted in a gain of $213,000. The new Pigtown branch, which is being leased, was opened in March 2018.

We also relocated our Ellicott City branch within the same geographic area of Howard county during the second quarter of fiscal 2018. Similar to our Pigtown branch, we moved to a smaller, more efficient space that provided cost savings. The former and new location were or are leased properties. In addition, we recognized a loss of $115,000 associated with the write-off or disposal of leasehold improvements that pertained to our legacy or former Cockeysville branch.

Loans. Excluding loan premiums and loan origination fees and costs, gross loans receivable increased by $50.2 million, or 14.8%, to $389.2 million at March 31, 2018 from $339.0 million at March 31, 2017. The increase is attributable to organic growth and approximately $54.0 million in loan purchases throughout the year. The various loan purchases included residential mortgages, commercial business, and consumer loans. Included in gross loans at March 31, 2018 are acquired loans with a book balance of $112.0 million associated with the acquisitions of Fraternity and Fairmount institutions (these loans are reflected in the “acquired” loan column of the table below). At March 31, 2018, gross loans receivable represented 74.1% of total assets compared to 65.9% of total assets at March 31, 2017. The following table details the composition of loans and the related percentage mix and growth of total loans. We did not hold any loans for sale as of March 31, 2018 or 2017.

	March 31, 2018				March 31, 2017				Year-To-Date Growth
				Percent				Percent		Growth
	Legacy	Acquired	Total	of Total	Legacy	Acquired	Total	of Total	Amount	Percent
Real estate loans:
One-to four-family:
Residential	$85,248,184	$72,749,066	$157,997,250	41%	$67,126,677	$83,892,389	$151,019,066	45%	$6,978,184	4.6%
Residential construction	5,450,827	-	5,450,827	1%	6,426,076	-	6,426,076	2%	(975,249)	-15.2%
Investor	9,275,031	17,460,809	26,735,840	7%	6,742,469	18,779,644	25,522,113	8%	1,213,727	4.8%
Commercial	100,403,769	11,762,485	112,166,254	29%	92,665,689	14,898,523	107,564,212	32%	4,602,042	4.3%
Commercial construction	5,763,784	1,352,019	7,115,803	3%	1,881,541	1,308,652	3,190,193	2%	3,925,610	123.1%
Total real estate loans	206,141,595	103,324,379	309,465,974	80%	174,842,452	118,879,208	293,721,660	87%	15,744,314	5.4%
Commercial business	38,302,739	1,841,226	40,143,965	10%	19,518,029	2,019,337	21,537,366	6%	18,606,599	86.4%
Home equity loans	13,956,327	6,039,462	19,995,789	5%	13,278,229	7,266,141	20,544,370	6%	(548,581)	-2.7%
Consumer	18,849,448	766,063	19,615,511	5%	2,258,836	937,600	3,196,436	1%	16,419,075	513.7%
Total loans	$277,250,109	$111,971,130	$389,221,239	100%	$209,897,546	$129,102,286	$338,999,832	100%	$50,221,407	14.8%

The Company’s largest concentration of loans continues to be residential one-to four-family loans as a result of the loans acquired in the Fraternity and Fairmount acquisitions. This loan portfolio comprises 41% of the entire loan portfolio at March 31, 2018, an increase of $7.0 million from March 31, 2017. This growth is primarily related to the purchase of $19.3 million in residential mortgage loans during the second half of fiscal 2018. In addition, over the last half of fiscal 2017 and into fiscal 2018 we began to portfolio many of the traditional residential mortgage loans we originated, versus selling them in the secondary market, due to the increase in normal attrition within this loan segment resulting from our acquisitions. Prior to that time, we generally sold these loans in the secondary market at a premium to assist with managing interest rate risk and to enhance non-interest revenue.

In fiscal 2015, as a means to supplement our residential loan portfolio, the Company began to promote its one-to-four family residential construction lending program. During fiscal 2018, the Bank originated commitments of $12.2 million in residential construction loans. As a result, at March 31, 2018, we had $8.7 million in residential construction commitments, of which $5.4 million in funds have been advanced; compared to $11.8 million in residential construction commitments at March 31, 2017 of which $6.0 million in funds had been advanced. The construction period on residential homes is typically nine to twelve months, at which time the Bank is often repaid through permanent financing by a third party.

Real estate investor loans represent funds advanced to borrowers for the purchase or refinance of non-owner occupied one-to-four family properties. These loans make up $26.7 million, or 6.9%, of total gross loans at March 31, 2018, including a remaining balance of $17.5 million that were acquired from Fraternity and Fairmount. This type of lending can involve more risk than originating owner-occupied one-to-four family residential mortgages and as such, the Bank typically refrains from originating this type of loan organically.

The Bank continues to focus on growth through the origination or purchase of both commercial real estate and commercial business loans as these loans offer higher rates of return and shorter maturity periods than typical retail lending. The largest increase in loans over fiscal 2018 in terms of dollars, is a $18.6 million, or 86.4%, increase in commercial business loans from $21.5 million at March 31, 2017 to $40.1 million at March 31, 2018. In the last half of fiscal 2017, management focused on diversifying the commercial loan portfolio and seeking more asset-based type lending relationships both organically and through purchases. The majority of the increase in commercial business loans is related to the purchase of a $15.5 million pool of commercial business loans at the end of the first quarter of fiscal 2018. The pool of loans consists of commercial lease loans that are concentrated in equipment that is necessary to operate a business segment, such as medical equipment. Over this same period, commercial real estate loans have also grown by $4.6 million, or 4.3%, from $107.6 million at March 31, 2017 to $112.2 million at March 31, 2018. Commercial real estate comprises 28.8% of the total loan portfolio at March 31, 2018, down slightly from 31.7% at March 31, 2017 due to the growth and diversification of the commercial business loan portfolio over this same period. The Bank continues to see the benefits of our commercial lending platform that was restructured in the first half of fiscal 2016, with new personnel and improved underwriting and monitoring procedures, from both an origination and credit quality perspective.

As a means to continue to increase revenue and diversify the loan portfolio, a group of consumer loans totaling $19.8 million was purchased in August 2017 from another financial institution. This portfolio of loans was collateralized by various makes and models of recreational vehicles (RV). Prior to this purchase, the consumer portfolio made up less than 1.0% of the total loan portfolio. This purchase increased our consumer loan balances significantly from $3.2 million at March 31, 2017 to $19.6 million at March 31, 2018; accounting for 5.0% of the entire loan portfolio. As a result, we were able to further diversify the composition of the loan portfolio and increase our net interest income.

Bank-Owned Life Insurance. We invest in bank-owned life insurance (“BOLI”) to provide us with a funding source for our benefit plan obligations. BOLI also provides us noninterest income that is nontaxable. At March 31, 2018, our investment in bank-owned life insurance was $17.5 million, a decrease of $797,000 from $18.3 million at March 31, 2017. Federal regulations generally limit our investment in BOLI to 25% of our Tier 1 capital plus our allowance for loan losses. Our amount of BOLI exceeded these limits because of the BOLI we acquired in the Fraternity acquisition and the increase in cash surrender value of these policies over the years.

The decrease of $797,000 is attributable to the payout of several BOLI policies related to the unexpected passing of a beloved employee during the current year. The Company received $2.1 million in proceeds, of which $1.3 million was applied against the cash surrender value of the BOLI policies and the remaining $835,000 was recorded as non-interest income. The decline associated with the payout under the policies was partially offset by the increase in cash surrender value of the other BOLI insurance policies that are held.

Deposits. Total deposits (excluding premiums on acquired deposits) decreased $7.3 million to $404.7 million at March 31, 2018 from $412.0 million at March 31, 2017. The Company continues to focus on generating lower cost, core deposits (which includes all deposits other than certificates of deposit) and maintaining maturing certificates of deposit to support continued loan growth. Overall core deposits have decreased $6.7 million, or 4.0%, to $157.7 million at March 31, 2018 compared to $164.4 million at March 31, 2017. This decline is attributable to the end of a promotional rate on certain money market accounts, as well as a very competitive deposit market. Core deposits accounted for 38.9% of total deposits at March 31, 2018, compared to 39.9% at March 31, 2017. The Bank is currently running deposit promotions to attract new customers in a competitive deposit market.

The following table details the composition of deposits and the related percentage mix and growth of total deposits.

	March 31, 2018		March 31, 2017		Year-To-Date Growth
		Percent		Percent		Growth
	Total	of Total	Total	of Total	Amount	Percent
Savings	$42,499,381	10%	$44,614,415	11%	$(2,115,034)	-5%
Noninterest-bearing checking	29,557,943	7%	30,401,454	7%	(843,511)	-3%
Interest-bearing checking	27,219,286	7%	26,415,189	7%	804,097	3%
Money market accounts	58,466,228	14%	62,962,902	15%	(4,496,674)	-7%
Time deposits	246,988,613	61%	247,632,742	60%	(644,129)	0%
	$404,731,451	100%	$412,026,702	100%	$(7,295,251)	-2%
Premium on deposits asssumed	411,524		829,072		(417,548)
Total deposits	$405,142,975		$412,855,774		$(7,712,799)

As loan demand increases, our strategy with respect to deposits has been to maintain our current certificate of deposit base, as we focus on growing our lower costing core deposits at a faster pace. We hope to accomplish this by pricing more competitively in the marketplace or through short-term certificate of deposit promotions. However, there may be instances when funding demands are more immediate. To meet these demands, the Company entered into a contract and began utilizing a certificate of deposit subscription service in the third quarter of fiscal 2018. As a result, we were able to obtain $13.8 million in certificate of deposits in the second half of fiscal 2018 through this service. The cost of these deposits is more expensive than traditional certificates of deposit because of the ability to provide the funding needed in a timely manner, but can be less costly than borrowing from the Federal Home Loan Bank or other sources. We may continue to utilize this service as a funding source when other less costly means are not able to meet our funding or liquidity requirements.

Borrowings. Borrowings in fiscal 2018 consisted of both short and long-term advances from the Federal Home Loan Bank (FHLB) and a note payable associated with an automobile that was paid-off in the fourth quarter. At March 31, 2018, outstanding advances from the FHLB increased $25.0 million to $60.6 million at March 31, 2018 compared to $35.6 million at March 31, 2017. The increase is attributable to additional FHLB advances that were entered into to fund various loan purchases throughout the year. Already included in the FHLB advances is $15.0 million in FHLB advances assumed in the Fraternity acquisition, of which $10 million is to mature in fiscal 2019 and $5.0 million that matured in fiscal 2018 and were rolled over. The advances assumed from Fraternity were originally longer-term borrowings and carried higher contractual rates of interest varying from 3.4% to 4.3%. As a result of the higher stated rates, the Company recorded a discount of $794,000 when accounting for the borrowings at fair value upon acquisition. At March 31, 2018, the remaining discount is $103,000. The accretion of this discount offsets the higher contractual rate on these borrowings.

At March 31, 2018, $26.0 million of the total advances are considered short-term and mature in less than one year, while the remaining $34.6 million in advances are considered long-term and mature in more than one year. Included in long-term advances is $11.6 million in advances that mature on a quarterly basis; however, they are associated with several cash flow hedge transactions and will be continuously renewed over the expected life of the hedged transactions. The hedge transactions currently have an average life of 6.3 years. Excluding the advances associated with the hedge transactions, the longest outstanding borrowing is for $3.0 million and matures in August 2021.

The FHLB borrowings provide an alternative means to support the cash outflow needed to fund new loan originations in coordination with deposit growth. FHLB borrowings can provide a less expensive means to support cash outflow when compared to selling higher yielding investment securities. These obligations are secured by our residential and home equity loan portfolios. At March 31, 2018, we had the ability to borrow approximately $68.3 million in additional funds from the FHLB, subject to our pledging sufficient assets. These obligations will be repaid as our cash position strengthens.

Equity.  Total equity decreased $5.7 million, or 9.6%, to $54.1 million at March 31, 2018 from $59.8 million at March 31, 2017.  The change in equity is primarily attributable the $6.0 million loss reported for fiscal 2018 along with a $510,000 decline in accumulated other comprehensive loss associated with the decrease in the fair value of the investment portfolio. The fair value of the investment portfolio declined as a result of the increase in interest rates that occurred over the year, but more so during our fourth quarter. The decrease was partially offset by a $457,000 increase in additional paid in capital resulting from the expense derived from equity awards granted in prior periods and the allocation of 14,812 shares of common stock under the Employee Stock Ownership Program. The Company’s book value per common share was $15.87 at March 31, 2018 compared to $17.53 at March 31, 2017. At March 31, 2018, the Bank remains “well capitalized” as defined under federal regulations.

Comparison of Results of Operations for the Years Ended March 31, 2018 and March 31, 2017

General.  Net loss for the fiscal year ended March 31, 2018 was $6.0 million, or $1.90 per common share, compared to a net loss of $929,000, or $0.29 per common share for the fiscal year ending March 31, 2017. The loss in fiscal 2018 was a result of the increase in tax expense relating two separate events. The first event dealt with the passage of the Tax Cuts and Job Act (the “Tax Act”) that was signed into law on December 22, 2017. The Tax Act amended the Internal Revenue Code to reduce income tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduced the federal corporate income tax rate from a maximum 35 percent to a flat 21 percent tax rate. As a result, our net deferred tax assets of $7.5 million at that time, which was based upon a 34 percent corporate tax rate, had to be re-evaluated to reflect the new tax rate of 21 percent. This non-cash adjustment was $2.3 million and is recorded through income tax expense. The second event occurred during our fourth quarter and included the establishment of a full valuation allowance on the remaining portion of our net deferred tax assets of $5.8 million. The valuation allowance determination was based upon the fact the Company has experienced cumulative losses for three consecutive years.

Pre-tax income for fiscal 2018, however, was $2.0 million compared to a loss of $1.7 million for fiscal 2017; a period-over-period increase of $3.7 million. The increase in pre-tax income is attributable to a $602,000 increase in net interest income, a $1.8 million decrease in the provision for loan losses, a $942,000 increase in non-interest revenue, and a $326,000 decrease in non-interest expense.

Net Interest Income. Net interest income before provision for loan losses increased $602,000, or 4.3%, to $14.5 million for the year ended March 31, 2018 compared to $13.9 million for the year ended March 31, 2017. The increase in net interest income was due to a $1.3 million increase in interest revenue, partially offset by a $716,000 increase in interest expense. The increase in interest revenue was due to an increase in the average balance of interest-earning assets, particularly higher yielding loans, as well as an increase in average yield on interest-earning assets. The average balance of interest-earning assets increased $17.4 million, or 3.8%, during the fiscal year ended March 31, 2018 compared to the same period in fiscal 2017, while the average yield increased 14 basis points from 3.67% to 3.81% over that same period. The average balances increased period-over-period due in part to the acquisition of Fraternity, which occurred in May 2016, and the realization of having those earning assets for a full year in fiscal 2018. Over this same period, the Bank was also able to increase the average balance of higher interest-earning assets, particularly loans, both organically and through loan purchases.

Partially offsetting the increase in interest revenue was a $716,000 increase in interest expense for the fiscal year ended March 31, 2018 compared to the same period a year ago. This increase was due to the growth in the average balance of interest-bearing liabilities, particularly higher yielding borrowings, as well as an increase in the average cost of interest-bearing liabilities. The average balance of interest-bearing liabilities increased $11.7 million, or 2.9%, for the fiscal 2018 year compared to the same period in fiscal 2017, while the average cost increased 15 basis points to 0.85% from 0.70%. The increase in interest-bearing liabilities was impacted by the growth in borrowings that were used to help in funding a growing loan portfolio and a decreasing deposit base. Despite the increase in interest expense, our net interest rate spread only decreased 1 basis point from 2.97% to 2.96% for the comparable periods.

Interest Revenue. Interest revenue increased $1.3 million, or 7.9% to $18.1 million for the year ended March 31, 2018, compared to $16.7 million for the year ended March 31, 2017. The increase resulted from increases in interest and fees on loans and interest revenue earned on investment securities, partially offset by a decrease in revenue from federal funds sold and other bank deposits.

Interest and fees on loans increased $1.3 million, or 8.5%, to $16.9 million for the twelve months ended December 31, 2018, compared to $14.8 million for the same period a year ago. The increase in interest and fees on loans is due to a $47.9 million increase in the average balance of net loans from $314.5 million to $362.4 million period-over-period. The increase in average loans is attributable to having the loans acquired in the Fraternity acquisition for a full twelve months, as well as organic growth generated by our commercial lending area and strategic loan purchases. Partially offsetting the revenue derived from an increase in the average balance of loans is a 28-basis point decline in the average yield earned on loans from 4.72% for the year ended March 31, 2017 to 4.44% for the year ended March 31, 2018. The decline in yield is a result of the extended low interest rate environment and the competitive pressure relating to pricing.

Interest revenue on investment securities increased $120,000 to $1.9 million for the year ended March 31, 2018 from $1.7 million for the year ended March 31, 2017. The average balance of investment securities decreased by $1.2 million, or 4.6%, to $93.2 million for the year ended March 31, 2018 from $94.4 million for the same period last year, while the average yield increased 15 basis points to 1.99% from 1.84% for the same two periods. The largest decrease in investment securities was in mortgage-backed securities, which decreased $1.0 million to $70.4 million for the year ended March 31, 2018 from $71.4 million for the same period last year. The average balance of other investment securities remained relatively flat year-over-year, only decreasing $149,000 during this period. The decrease in average investments is attributable to funding both organic loans and loan purchases throughout the year and providing liquidity associated with a decreasing deposit base. The decline in average investments is partially offset by the securities acquired in the Fraternity acquisition, along with utilizing the excess cash acquired in the Fraternity acquisition to purchase new securities in the second half of fiscal 2017.  Investment balances have been declining since that time due to the need to provide liquidity to fund loan growth and a declining deposit base.

Interest Expense. Interest expense increased $716,000, or 24.9%, to $3.6 million for the year ended March 31, 2018 compared to $2.9 million for the same period in fiscal 2017. The primary reason for this increase is due to the increase in the average balance and cost of borrowings, and to a lesser extent the increase in the cost of interest-bearing deposits, partially offset by a decrease in the average balance of those same deposits. For the year ended March 31, 2018, average interest-bearing borrowings were $48.5 million compared to an average balance of $26.1 million for the same period a year ago. The borrowings consisted of advances from the Federal Home Loan Bank and have been utilized to help with funding a growing loan portfolio and a declining deposit base over fiscal 2018. At March 31, 2018, the Bank had $60.6 million in outstanding advances from the FHLB, including $13.0 million in borrowings assumed through the Fraternity and Fairmount acquisitions that will all mature prior to November 2018. Overall borrowings carried an average rate of 1.55% for the year ended March 31, 2018 compared to 1.04% for the year ended March 31, 2017. Borrowing from the FHLB can be a more cost-effective means to obtain funds if deposits are not growing compared to selling investment securities that are earning a higher yield.

The average balance of interest-bearing deposits decreased $10.7 million to $372.4 million for the year ended March 31, 2018 from $383.1 million for the year ended March 31, 2017. The average cost of deposits though increased from 0.68% to 0.76% for those same periods. We have begun to increase the rates on a portion of our deposit products and run various deposit promotions as the demand for deposits is becoming more competitive in the marketplace. During the second quarter of fiscal 2018 and last quarter of fiscal 2017, we began to run a money market promotion with a 6-month promotional rate as a means to attract core deposits. As a result, the average cost associated with money market accounts increased from 0.37% to 0.53% for the years ended March 31, 2017 and 2018, respectively.

For the year ended March 31, 2018, the average interest-bearing deposit balances increased or declined slightly for all types of deposits, except certificates of deposits, when compared to the same period last year. These increases are a result of the Fraternity acquisition, as well as our cash management efforts as it relates to our commercial customers and promotional efforts to raise funds for new loan growth. We remain focused on changing the mix of our deposit portfolio by maintaining our maturing certificates of deposits and growing lower cost core deposits, including savings, interest-bearing checking and money market accounts. The average balance of core interest-bearing deposits increased $6.6 million, or 5.4%, to $130.1 million for fiscal 2018 compared to $123.4 million for fiscal 2017. The average balance of time deposits, however, decreased $17.4 million, or 6.7%, to $242.3 million for fiscal 2018 compared to $259.7 million for fiscal 2017. The decrease in time deposits is related to the competitive interest rate market, as well as the decrease in our customer base that is attributable to an aging demographic. To compensate for this decline, the Company entered into a contract and began utilizing a certificate of deposit subscription service in the third quarter of fiscal 2018. As a result, we have been able to obtain $13.8 million in certificate of deposits in the second half of fiscal 2018 through this service. The cost of these deposits is more expensive than traditional certificates of deposit because of the ability to provide the funding needed in a timely manner, but can be less costly than borrowing from the Federal Home Loan Bank or other source. We will continue to utilize this service as a funding source when other less costly means are not able to meet our funding requirements.

Noninterest-bearing deposits allow us to fund growth in interest-earning assets at the lowest minimal cost. Average noninterest-bearing deposits increased $5.2 million, or 21.7%, to $29.3 million for the year ended March 31, 2018, compared to $24.1 million for the year ended March 31, 2017. This increase resulted from the efforts of our cash management personnel and commercial loan officers working with commercial clients to move their deposit relationship to Hamilton Bank and the acquisition of Fraternity.

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

	Year Ended March 31,
	(dollars in thousands)
	2018			2017
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Cash and cash equivalents	$18,895	$135	0.71%	$48,207	$190	0.39%
Investment securities (1)	22,804	609	2.67%	22,953	553	2.41%
Mortgage-backed securities	70,434	1,247	1.77%	71,448	1,183	1.66%
Loans receivable, net (2)	362,355	16,089	4.44%	314,473	14,836	4.72%
Total interest-earning assets	474,488	18,080	3.81%	457,081	16,762	3.67%
Noninterest-earning assets	42,820			40,634
Total assets	$517,308			$497,715

Interest-bearing liabilities:
Certificates of deposit	$242,328	$2,454	1.01%	$259,721	$2,305	0.89%
Money Market	60,589	320	0.53%	61,568	225	0.37%
Statement savings	43,408	54	0.12%	43,527	65	0.15%
NOW accounts	26,094	9	0.03%	18,333	5	0.03%
Total interest-bearing deposits	372,419	2,837	0.76%	383,149	2,600	0.68%
Borrowings	48,525	750	1.55%	26,090	271	1.04%
Total interest-bearing liabilities	420,944	3,587	0.85%	409,239	2,871	0.70%

Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	29,306			24,078
Other noninterest-bearing liabilities	6,313			5,425
Total liabilities	456,563			438,742
Total shareholders’ equity	60,745			58,973
Total liabilities and shareholders’ equity	$517,308			$497,715

Net interest income		$14,493			$13,891
Net interest rate spread (3)			2.96%			2.97%
Net interest-earning assets (4)	$53,544			$47,842
Net interest margin (5)			3.05%			3.04%
Average interest-earning assets to average interest-bearing liabilities	112.72%			111.69%

______________________________________

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

	2018 Compared to 2017
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$(114)	$59	$(55)
Investment securities	(4)	60	56
Mortgage-backed securities	(17)	81	64
Loans receivable	2,260	(1,007)	1,253

Total interest-earning assets	2,125	(807)	1,318

Interest-bearing liabilities:
Certificates of Deposit	(155)	304	149
Money Market	(4)	99	95
Statement savings	(0)	(11)	(11)
NOW accounts	2	2	4
Borrowings	233	246	479

Total interest-bearing liabilities	77	639	716

Change in net interest income	$2,048	$(1,446)	$602

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was $1.6 million charged to the provision for loan losses for the fiscal year ending March 31, 2018 compared to a provision for loan losses of $3.4 million for the fiscal year ending March 31, 2017. The Company recorded a lower provision during fiscal 2018 compared to fiscal 2017 because of much lower net charge-offs that totaled $948,000 and $2.9 million, respectively. The more significant charge-offs for fiscal 2018 included $379,000 associated with our commercial lease portfolio, $244,000 relating to one commercial real estate relationship that has been a continued problem asset with prior charge-offs, and $262,000 associated with one residential investor relationship. The remaining balance of the provision for loan losses for fiscal 2018 is primarily related to the overall growth within the loan portfolio generated organically and through various loan purchases throughout the fiscal year.

The allowance for loan losses was $2.8 million, or 39.4% of non-performing loans at March 31, 2018 compared to $2.2 million, or 94.5% of non-performing loans at March 31, 2017. The decrease in the percentage is a result of a $4.8 million increase in non-performing loans as compared to the period ending March 31, 2017. The increase in non-performing loans is primarily due to one commercial real estate relationship with a book value of $3.2 million that was placed on nonaccrual in the second quarter and a group of residential investor loans totaling $600 thousand that were placed on nonaccrual at the end of the third quarter. Approximately $262 thousand has been charged-off in relation to the residential investor loans, while there was no impairment associated with the commercial real estate loan based upon the most recent collateral value of the property. In addition, there is approximately $1.2 million in loans that are 90 days past due and accruing and classified as non-performing loans. These loans continue to make payments and we are recognizing the income, however, they have reached their maturity and are in the process of being extended or renewed. Our credit department is diligently working to obtain the necessary information from the borrower that is needed to complete this process. If these loan items were excluded, the allowance for loan losses as a percentage of non-performing loans at March 31, 2018 would be 86.2%.

During the year ended March 31, 2018, loan charge offs totaled $975,000 with recoveries of $27,000, compared to $3.0 million in charge offs and $51,000 in recoveries during the year ended March 31, 2017. The significant charge-offs in the prior year were related to two specific events, including one commercial real estate relationship that resulted in $1.1 million in charge-offs and the sale of a pool of residential investor loans that resulted in $1.6 million in charge-offs. During fiscal year 2018 and into fiscal 2019, we expect that we will continue our emphasis in growing commercial real estate and commercial business loans, which have higher interest rates than one-to-four family mortgage loans, but are generally considered to bear higher risk than one-to four-family mortgage loans. Such growth could contribute to higher provisions going forward.

Noninterest Revenue. Noninterest revenue decreased $942,000, or 89.3%, to $2.0 million for the year ended March 31, 2018 compared to $1.1 million for the year ended March 31, 2017. The following table outlines the changes in components of noninterest revenue for the twelve-month periods.

	Years Ended 31,
	2018	2017	$ Change	% Change
Service charges	$459,688	$420,234	$39,454	9.4
(Loss) gain on sale of investment securities	(2,354)	23,720	(26,074)	(109.9)
Gain on sale of loans held for sale	-	23,087	(23,087)	(100.0)
Gain (loss) on sale of property and equipment	97,604	(5,046)	102,650	(2,034.3)
Earnings on bank-owned life insurance (BOLI)	484,030	485,400	(1,370)	(0.3)
Earnings on death benefit from BOLI	834,610	-	834,610	N/A
Other fees and commissions	122,770	107,152	15,618	14.6

Total noninterest revenue	$1,996,348	$1,054,547	$941,801	89.3

Noninterest revenue was impacted during the fiscal year ended March 31, 2018 by increases in service charges, gain on sale of property and equipment, and earnings on death benefit from BOLI, partially offset by decreases in gain on sale of investments and loans held for sale.

Service charges associated with retail and commercial deposit products increased $39,000, or 9.4% during the twelve months ended March 31, 2018 compared to the same period a year ago due to a $13.0 million increase in our average checking accounts period-over-period. Management is continually focused on growing core deposits, particularly checking accounts, which typically generate more service fee income. We continue to review and evaluate our retail fee structure on transactional accounts. Customers, however, have become more cost conscious of fees and better manage their deposit relationship with the Bank.

The $98,000 gain on sale of property and equipment for fiscal 2018 is related to the December 2017 sale of our Pigtown branch in Baltimore City at a gain of $213,000, net of various furniture and equipment that was associated with the property that was also disposed, partially offset by $115,000 loss pertaining to the write-down or disposal of leasehold improvements associated with our former or legacy Cockeysville branch. The Pigtown branch was relocated within the same community, but to a smaller, more efficient space that will provide operational cost savings.

The Company received gross proceeds of approximately $2.1 million in relation to death benefits under our BOLI policies due to the sudden and unexpected passing of an employee during the fourth quarter of fiscal 2018. After netting out $1.3 million associated with the cash surrender value of the policies, the Company was able to recognize non-interest revenue of $835,000. The normal earnings on BOLI remained relatively flat year-over-year despite an increase in average balances associated with the Fraternity acquisition because of the offsetting decrease in the rate earned on the outstanding BOLI policies, else revenue would have been higher. The revenue associated with both the death benefits and normal earnings are currently nontaxable for federal and state income tax purposes.

Offsetting the increases in noninterest revenue for fiscal 2018 was a decrease in gain on the sale of loans held for sale. Gain on sale of loans held for sale represents revenue earned on loans sold in the secondary market at a premium. Over the past several years, we typically sold our newly originated residential mortgage loans in the secondary market to better manage interest rate risk in a rising rate environment. During the second half of fiscal 2017 and throughout fiscal 2018, however, the Company began to hold in portfolio our residential loan originations to partially offset the increased run-off associated with this loan segment. Consequently, there were no loans sold during the year ended March 31, 2018 compared to the same period last year in which several loans were sold at a gain of $23,000. We do plan to sell residential mortgage loans again beginning in fiscal 2019.

Other fees and commissions include loan fees charged to customers, merchant credit card fees, and other smaller fees. The increase with respect to the twelve months ended March 31, 2018 compared to twelve months ended March 31, 2017, is primarily related to merchant credit services and a $35,000 charge in the prior year relating to the disposal of an equity position in a limited liability company that assisted us with the sale of residential mortgages into the secondary market. Loan fees include various charges to customers for loan applications, processing, and/or extensions. Loan fees for fiscal 2018 declined $46,000 to $56,000, compared to $100,000 for fiscal 2017.

Gains on investment securities are also reported as noninterest revenue. During fiscal 2018 we sold investment securities with a book value of $11.6 million and recognized a loss of $2,000 for the year ended March 31, 2018. For the year ended March 31, 2017, investment securities with a book value of $4.3 million were sold and a gain of $24,000 was recognized.

Noninterest Expense. Noninterest expense decreased $326,000, or 2.5%, to $12.9 million for the year ended March 31, 2018 compared to $13.2 million for the year ended March 31, 2017. The following table outlines the changes in noninterest expense for those periods.

	Years Ended March 31,
	2018	2017	$ Change	% Change
Salaries and benefits	$7,268,507	$6,756,044	$512,463	7.6
Occupancy	1,045,589	984,767	60,822	6.2
Advertising	86,865	122,093	(35,228)	(28.9)
Furniture and equipment	343,624	377,232	(33,608)	(8.9)
Data processing	716,458	777,554	(61,096)	(7.9)
Legal services	491,900	291,550	200,350	68.7
Other professional services	851,660	1,046,450	(194,790)	(18.6)
Merger related expenses	-	219,417	(219,417)	(100.0)
Branch consolidation expense	-	494,977	(494,977)	(100.0)
Deposit insurance premiums	324,325	318,132	6,193	1.9
Foreclosed real estate expense and losses	44,197	7,468	36,729	491.8
Other operating	1,737,727	1,841,144	(103,417)	(5.6)

Total noninterest expense	$12,910,852	$13,236,828	$(325,976)	(2.5)

The decline in noninterest expense is primarily the result of non-recurring costs incurred in the prior year period ended March 31, 2017, including $219,000 in merger related expenses associated with the completion of our most recent acquisition of Fraternity and $437,000 in costs relating to the closing of one of our branch locations due to branch overlap from that same acquisition. Merger related expenses include fees paid to attorneys, investment bankers and accountants, data conversion, as well as other related costs. Excluding the acquisition and branch consolidation expense, overall operating expenses for the comparative periods has increased slightly as a result of a growing loan portfolio and revenue base. The elimination of acquisition related costs and the economies of scale achieved through those same acquisitions is reflected in the improvement of our efficiency ratio from 83.9% for the year ended March 31, 2017 to 78.5% for the year ended March 31, 2018. This improvement is also in part due to the income realized in the current year with respect to the BOLI proceeds. We are realizing the benefit of operating as a larger financial institution and the ability to offset expenses against greater revenue.

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

The largest increase in noninterest expenses for the twelve-month period-over-period was in salaries and benefits, which increased $512,000. During the year ended March 31, 2018, the Company made strategic new hires that are focused on branch efficiency and new products. In addition, annual increases were given and bonuses awarded in fiscal 2018 that were not awarded in fiscal 2107. Also included in salaries and benefits for fiscal 2018 and 2017, is $322,000 and $317,000 in expense, respectively, relating to equity awards granted to officers under the Company’s Equity Incentive Plan. The equity awards provide for management to have an interest in the performance of the company and share in the benefit of an increase in shareholder value. Similarly, other operating expenses for the same periods include $139,000 and $127,000 in expense, respectively, associated with equity awards granted to directors.

Legal expense for the twelve months ended March 31, 2018 increased over the same period a year ago. The increase in legal costs is due in part to management’s engagement of counsel to assist with our charter conversion from a federal savings bank to a Maryland commercial bank. The charter conversion was approved and effective December 21, 2017. The charter conversion should reduce regulatory costs going forward. In addition, counsel was sought to assist with compiling and reviewing agreements associated with loan portfolio purchases throughout the year, as well as advise on the relocation of our Ellicott City and Pigtown branches and other compliance issues. Counsel also continues to assist with the collection and foreclosure process associated with problem loans, as well as consult on how to proceed with certain borrowers.

The increase in occupancy expense is primarily related to the relocation of our Ellicott City branch within the same geographic area of Howard County during the second quarter of fiscal 2018. Due to the timing and ability to move into the new location, the Bank had to pay rent expense on both the current and new property for a one-month period. In addition, there were costs incurred in the period associated with the relocation that were not capitalized. The new branch location in Ellicott City opened in July 2017. Subsequently, in March 2018 we also relocated our Pigtown branch located in Baltimore City to a much smaller space located on the same block. As with Ellicott City, there were costs incurred that related to the relocation that were not capitalized. Both relocations were to smaller, more efficient spaces that will provide operational cost savings.

Foreclosed real estate expense also increased year-over-year due to a $32,000 write-down of one of the Bank’s foreclosed real estate properties during the third quarter. This write-down was based upon a new appraisal obtained on the property. The remainder of foreclosed real estate expense, or $5,000 increase, is associated with the property taxes paid on that same property.

Income Tax Expense.  We recorded tax expense of $8.1 million for the year ended March 31, 2018 after pre-tax income of $2.0 million, compared to a tax benefit of $758,000 for the year ended March 31, 2017 after a pre-tax loss of $1.7 million. The effective income tax rate for the year ending March 31, 2018 was 402.0% compared to a negative effective tax rate of 44.9% for the year ending March 31, 2017. In fiscal 2018 the higher tax expense was a result of an adjustment associated with the Tax Act and the establishment of a valuation allowance relating to the Company’s net deferred tax assets and, to a lesser extent, tax expense associated with the Company’s pre-tax income of $2.0 million.  The fiscal 2017 tax benefit was due to the pre-tax loss that was recorded along with nontaxable income associated with bank-owned life insurance and certain tax-exempt municipal securities.

At March 31, 2018, the Company did not report any net deferred tax asset compared to $8.0 million at March 31, 2017. The change is primarily related to the establishment of a net deferred tax asset valuation allowance and an adjustment that resulted from the passage of the Tax Act. The Tax Act, which was signed into law on December 22, 2017, amended the Internal Revenue Code to reduce income tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the federal corporate income tax rate from a maximum 35 percent to a flat 21 percent tax rate. As a result, our net deferred tax assets of $7.5 million at that time, which were based upon a 34 percent corporate tax rate, had to be re-evaluated to reflect the new tax rate of 21 percent. This non-cash adjustment was $2.3 million and was recorded through income tax expense. Based on the information available and our current interpretation of the Tax Act, the Company has made reasonable estimates of the impact from the reduction in the corporate tax rate on the re-measurement of applicable deferred tax assets and liabilities. However, certain deferred tax assets and liabilities will continue to be evaluated in the context of the Tax Act through the date of the filing of our March 31, 2018 federal income tax return, and may change as a result of evolving management interpretations, elections, and assumptions, as well as new guidance that may be issued by the Internal Revenue Service. Management expects to complete its analysis within the measurement period in accordance with Staff Accounting Bulletin (SAB) No. 118.

In accordance with Accounting Standards Codification (ASC) 740, Accounting for Income Taxes, at March 31, 2018, the Company assessed whether the deferred tax assets are more likely than not to be realized based on an evaluative process that considers all available positive and negative evidence. As part of this evaluative process, management considered the following sources of taxable income: 1.) taxable income in prior carryback years; 2.) the future reversals of taxable temporary differences; 3.) tax planning strategies; and 4.) future taxable income exclusive of reversing temporary differences and carryforwards. In making a conclusion, management evaluated all the available positive and negative evidence impacting these sources of taxable income. The first three options are more quantifiable and verifiable; however, management concluded they were not viable sources of taxable income.  As such, the positive evidence that was most heavily relied upon, but the most subjective, was future taxable income exclusive of reversing temporary differences and carryforwards. The Company is in a three-year cumulative loss position which creates negative evidence and because this evidence is considered significant, management concluded that there was more negative evidence than positive evidence and therefore, it is more likely than not that the Company will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the net deferred tax assets. Thus, a full valuation allowance of $5.8 million on all the net deferred tax assets was established at March 31, 2018. The establishment of a valuation allowance on our deferred tax assets for financial reporting purposes does not affect how the net operating loss carryforwards may be utilized on our subsequent income tax returns.

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

Our three most prominent forms of economic risk are credit risk, interest rate risk and market risk. Our primary credit risk is the risk of defaults in our loan portfolio that result from the inability or unwillingness of borrowers to make contractually required payments. To a lesser extent, we also have credit risk related to the risk of defaults in our investment securities portfolio. Interest rate risk is the potential reduction of interest income or an increase interest expense because of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for on a mark-to-market basis.

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

We have a loan monitoring system in place with dedicated staff that ensures all required loan information and documentation is obtained at the time a loan is originated and that such information is updated as required by our underwriting policies. This loan monitoring system, which tracks loans originated by the Bank, as well as loan participations and purchased loans, is integrated with our general ledger system, which allows management to monitor loan payment history and changes in loan status on a real-time basis. We have established a formal allowance for loan loss and loan delinquency committee to address non-performing and delinquent loans. This committee currently meets on a monthly basis. We also have a Special Assets manager to oversee problem credits.

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

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At March 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
Residential	$864	$675	$775	$628	$284
Investor	362	71	675	11	159
Commercial construction	-	-	-	1,375	1,552
Commercial	4,555	1,547	2,717	-	-
Commercial business loans	165	-	122	226	2,041
Consumer loans:
Home equity loans and lines of credit	13	3	49	15	204
Other consumer	5	6	4	-	-

Total non-accrual loans	5,964	2,302	4,342	2,255	4,240

Loans delinquent 90 days or greater and still accruing:
Real estate loans:
Residential	-	-	-	-	-
Investor	1,206	21	708	-	-
Commercial construction	-	-	-	-	-
Commercial	-	-	-	-	301
Commercial business loans	-	-	-	-	500
Consumer loans:
Home equity loans and lines of credit	-	-	-	-	-
Other consumer	-	-	-	-	-
Total loans delinquent 90 days or greater and still accruing	1,206	21	708	-	801
Total non-performing loans	7,170	2,323	5,050	2,255	5,041

Other real estate owned and foreclosed assets:
Real estate loans:
Residential	47	23	-	12	-
Investor	-	37	-	-	-
Commercial construction	411	443	443	443	664
Commercial	-	-	-	-	-
Commercial business loans	-	-	-	-	-
Consumer loans:
Home equity loans and lines of credit	-	-	-	-	-
Other consumer	-	-	-	-	-
Total foreclosed real estate	458	503	443	455	664

Total non-performing assets	7,628	2,826	5,493	2,710	5,705

Performing troubled debt restructurings	1,836	1,906	2,105	5,339	1,538
Total non-performing assets and performing troubled debt restructurings	$9,464	$4,732	$7,598	$8,049	$7,243

Ratios:
Non-performing loans to total loans	1.84%	0.69%	2.27%	1.41%	3.48%
Non-performing assets to total assets	1.45%	0.55%	1.40%	0.93%	1.88%

Non-performing loans totaled $7.2 million at March 31, 2018 compared to $2.3 million at March 31, 2017, an increase of $4.9 million. The increase in fiscal 2018 is primarily due to one commercial real estate relationship with a book value of $3.2 million that was placed on nonaccrual in the second quarter and a group of residential investor loans to one borrower totaling $600 thousand that were placed on nonaccrual at the end of the third quarter.

Non-performing assets to total assets increased to 1.45% at March 31, 2018 compared to 0.55% at March 31, 2017 as a result of the non-performing loans just discussed. The graph below shows the change in non-accrual loans during fiscal 2018 on a month-by-month basis as a percentage of gross loans:

Also included in nonperforming loans are accruing loans delinquent more than 90 days. At March 31, 2018 these loans consisted of investor (residential non-owner occupied) loans totaling $1.2 million compared to $21,000 at March 31, 2017. These loans represent loans that are on accrual status and making payments, however, such loans are 90 days past their contractual maturity date, and therefore reported as nonperforming. At March 31, 2018, these loan balances were elevated as they related to several borrowing relationships that have many smaller investor (residential non-owner occupied) loans that matured at the same time. The Bank’s credit department is diligently working to obtain the necessary financial information from these borrowers so that these loans can either be renewed or extended accordingly.

Non-performing commercial real estate loans at March 31, 2018 totaled $4.6 million and primarily consisted of two borrowing relationships. The first relationship consists of two loans within an aggregate contractual principal balance of $3.3 million and a recorded investment balance of $1.2 million ($1.9 million charged-off life to date). The property consists of several commercial retail units that are a part of a multi-family complex. The loan and respective collateral is only for the commercial retail units. These loans were placed on non-accrual in October 2015 due to deteriorating cash flow, a pending lawsuit, and the inability of the borrower to make the principal payment under an existing troubled debt restructuring (“TDR”) agreement. After being placed on non-accrual, the borrower continued to make the interest only payments through July 2016 at which time payments ceased. The Bank applied those funds as a principal reduction to the loans in accordance with our non-accrual policy. After payments ceased, the Bank obtained a new appraisal and had the borrower list the property for sale by an independent broker. Upon receipt of the new appraisal, which provided different valuations based upon various sale scenarios, we wrote the loan down by $622,000 in December 2016 to the highest sale value scenario and then another write-down of $490,000 in March 2017 to the lowest sales valuation due to limited interest in the property. In the second half of fiscal 2018, based upon our policy, we obtained a subsequent new appraisal on the property and charged-off an additional $244,000 based upon the updated valuation. During this time, the borrower also changed sales broker and re-listed the property for sale. Management is actively exploring other options to resolve this problem credit that may or may not result in additional write-downs.

The second commercial real estate relationship consists of one loan with a contractual principal and recorded investment balance of $3.2 million. The loan was placed on non-accrual in the second quarter of fiscal 2018 after analysis of the borrower indicated the inability to cashflow and service the debt. The borrower at that time stopped making payments and listed the property for sale. At the time of nonaccrual, we obtained a new appraisal on the property which indicates no impairment on the loan as of March 31, 2018. The property is standard office and warehouse space located in Columbia, Maryland, which has a strong real estate market.

There were $165,000 in non-performing commercial business loans at March 31, 2018 compared to none at March 31, 2017. The recorded book balance of $165,000 in loans is comprised of three commercial lease loans to separate borrowers with a contractual balance of $544,000 and charge-offs totaling $379,000. The purpose of the loans was to provide funding to purchase medical equipment related to cosmetic surgery. Based upon the inability to generate sufficient revenue, the borrowers stopped making payments on the leases or asked for the equipment to be repossessed. All three loans are fully guaranteed by the respective borrowers. The commercial lease loans are a part of the $15.5 million commercial lease portfolio purchased by the Bank in June 2017.

Part of the loan portfolio originally acquired in the Fairmount acquisition consisted of $17.3 million in one-to-four family non-owner occupied (“investor”) loans. At March 31, 2018, the remaining book balance of investor loans associated with Fairmount totaled $9.5 million, of which $343,000 are on nonaccrual. The $343,000 balance of nonaccrual loans is primarily associated with one borrower that has multiple investor properties located in Baltimore City. The relationship has a combined contractual balance of $605,000 and charge-offs taken in the second half of fiscal 2018 totaling $262,000. The remaining book balance is based upon newly received appraisals for all the properties associated with this one borrower. Management is actively working with the borrower and exploring other options to resolve this problem relationship that may or may not result in additional write-downs on some or all the properties involved.

At March 31, 2018, there is $864,000 in owner occupied, one-to-four family residential loans that are classified as non-performing loans, all of which are classified as non-accrual, compared to $675,000 at March 31, 2017. Non-accrual loans consist of 23 loans in total, including 7 loans that comprise $659,000, or 76.2% of the outstanding balance. To date, the bank has charged-off $20,000 relating to the 23 loans that are classified as non-performing within this loan segment.

Gross interest income that would have been recorded during fiscal 2018 had our non-accruing loans been current in accordance with their original terms was $394,000.

Troubled Debt Restructurings (“TDR”). At March 31, 2018, Hamilton Bank had a total of $3.3 million in TDRs, including 15 one-to-four family residential real estate loans totaling $1.5 million, two commercial real estate loans totaling $1.2 million, and one commercial business loan equaling $605,000. Roughly $1.2 million of the $1.5 million in TDRs pertaining to one-to-four family residential real estate loans was comprised of two loans performing in accordance with their modified terms as of March 31, 2018. The remainder was comprised of thirteen one-to-four family residential real estate loans, totaling $313,000, that were on non-accrual.

The two commercial real estate loans totaling $1.2 million became TDRs at the end of the second fiscal quarter of 2015 and are currently on non-accrual. These are the same loans discussed earlier under the commercial real estate non-performing loans. The loans were placed on non-accrual in October 2015 and $1.1 million and $244,000 in charge-offs were recorded during fiscal 2017 and 2018, respectively.

The one commercial business loan that is a TDR totals $605,000 and is performing as agreed under its modified terms. This particular loan was on non-accrual when it was originally modified. The borrower has continued to make payments and the loan has been on accrual status now for over three years.

We had $3.7 million of TDRs at March 31, 2017, which included $1.6 million in one-to-four family residential real estate loans, including $1.3 million that were performing in accordance with their modified terms, the same two commercial real estate loans equaling $1.5 million, and the same commercial business loan totaling $644,000 that has been performing as agreed upon based upon its modified terms.

Delinquent Loans. The following table sets forth certain information regarding delinquencies in our loan portfolio. Loans 90 or more days delinquent includes loans 90 or more days past due because of maturity, but are still accruing.

	60 to 89 Days Delinquent		90 or More Days Delinquent		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At March 31, 2018:
Real estate loans:
Residential	4	$307	7	$284	11	$591
Investor	-	-	43	1,568	43	1,568
Commerical construction	-	-	-	-	-	-
Commercial	1	135	4	4,555	5	4,690
Commercial business loans	-	-	3	165	3	165
Consumer loans:
Home equity loans and lines of credit	-	-	1	13	1	13
Other consumer	2	28	1	5	3	33
Total loans	7	$470	59	$6,590	66	$7,060
At March 31, 2017:
Real estate loans:
Residential	3	$81	8	$336	11	$417
Investor	-	-	16	92	16	92
Commerical construction	-	-	-	-	-	-
Commercial	-	-	2	1,547	2	1,547
Commercial business loans	-	-	-	-	-	-
Consumer loans:
Home equity loans and lines of credit	-	-	-	-	-	-
Other consumer	-	-	1	5	1	5
Total loans	3	$81	27	$1,980	30	$2,061
At March 31, 2016:
Real estate loans:
Residential	3	$99	10	$651	13	$750
Investor	-	-	31	1,217	31	1,217
Commerical construction	-	-	-	-	-	-
Commercial	-	-	2	2,717	2	2,717
Commercial business loans	-	-	1	122	1	122
Consumer loans:
Home equity loans and lines of credit	-	-	1	43	1	43
Other consumer	-	-	1	4	1	4
Total loans	3	$99	46	$4,754	49	$4,853
At March 31, 2015:
Real estate loans:
Residential	3	$159	13	$476	16	$635
Investor	-	-	1	11	1	11
Commerical construction	-	-	1	1,375	1	1,375
Commercial	-	-	-	-	-	-
Commercial business loans	2	734	4	226	6	960
Consumer loans:
Home equity loans and lines of credit	-	-	1	6	1	6
Other consumer	-	-	-	-	-	-
Total loans	5	$893	20	$2,094	25	$2,987
At March 31, 2014:
Real estate loans:
Residential	-	$-	16	$283	16	$283
Investor	-	-	2	159	2	159
Commerical construction	1	1,242	-	-	1	1,242
Commercial	-	-	1	301	1	301
Commercial business loans	2	2,173	5	1,802	7	3,975
Consumer loans:
Home equity loans and lines of credit	-	-	4	205	4	205
Other consumer	-	-	-	-	-	-
Total loans	3	$3,415	28	$2,750	31	$6,165

The increase in loans 90 or more days delinquent for fiscal 2018 as compared to fiscal 2017 was due to increases in residential investor loans, commercial real estate, and commercial business loans. The increase in residential investor loans is largely due to the $1.2 million in loans that are reported as 90 days past due and still accruing. See the discussion of non-performing loans above for additional information regarding loans that are 90 or more days delinquent for the period ended March 31, 2018.

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

The following table sets forth information regarding classified assets and special mention assets at March 31, 2018, 2017 and 2016.

	At March 31,
	2018	2017	2016
	(In thousands)
Classification of Assets:
Substandard	$6,715	$3,447	$5,310
Doubtful	-	-	-
Loss	-	-	-
Total Adversely Classified Assets	$6,715	$3,447	$5,310
Special Mention	$7,022	$11,402	$11,969

The following graph shows both special mention and substandard loans, including unfunded commitments, as a percentage of gross loans throughout fiscal 2018:

At March 31, 2018, substandard assets consisted of four commercial real estate loans totaling $4.6 million, two of which are to the same borrower, and four commercial business loan totaling $190,000. At that same date, there were 22 residential mortgage loans totaling $1.4 million that were classified as substandard, along with 16 nonowner-occupied residential investor loans totaling $505,000. The majority of the investor loans were acquired in the Fairmount transaction. Finally, there were three home equity loans totaling $21,000, one recreational vehicle for $19,000 and one mobile home loan equaling $32,000 that were also classified as substandard.

At March 31, 2018, there are no loans classified as doubtful.

At March 31, 2018, special mention loans consisted of 14 one-to-four family mortgage loans totaling $3.3 million and seven loans equaling $297,000 that are nonowner-occupied residential investor loans. Also included in special mention loans are two commercial real estate loans totaling $3.1 million, which are to the same borrower, and one special mention commercial business loan for $135,000. Lastly, there are two home equity loans classified as special mention for $111,000, along with one recreational vehicle for $83,000 and two auto loans totaling $14,000.

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

In addition, the regulatory agencies, as an integral part of their examination and review process, periodically review our loan portfolios and the related allowance for loan losses. Regulatory agencies may require us to increase the allowance for loan losses based on their judgment of information available to them at the time of their examination, thereby adversely affecting our results of operations.

We recorded a provision for loan losses of $1.6 million for the year ended March 31, 2018 compared to a provision for loan losses of $3.4 million for the year ended March 31, 2017. The allowance for loan losses was $2.8 million, or 0.73% of total loans, at March 31, 2018, compared to $2.2 million, or 0.65% of total loans, at March 31, 2017. The percentage of allowance for loan losses to total loans increased because of additional reserves that were recorded in conjunction with the overall growth of the loan portfolio and provisions associated with charge-offs that were experienced.

Our non-performing loans increased by $4.8 million to $7.2 million at March 31, 2018 from $2.3 million at March 31, 2017. A large portion of the increase is related to one commercial real estate loan, with a book value of $3.2 million that was placed on non-accrual during the second quarter of fiscal 2018, along with an increase of $1.2 million in investor loans that are 90 days past due and still accruing. During the year ended March 31, 2018, net loan charge-offs decreased to $948,000 compared to $2.9 million in fiscal 2017. The decline is in large part due to certain charge-offs that were taken in the prior year, including $1.1 million in charge-offs relating to one commercial real estate relationship and another $1.6 million in charge-offs associated with a group of investor loans that were re-classed as held-for-sale and subsequently sold. In fiscal 2018, we recorded net charge-offs of $244,000 relating to the same commercial real estate relationship noted in the prior year, $315,000 in residential investor loans that was primarily associated with one relationship, and $379,000 in charge-offs associated with three commercial lease loans. During fiscal 2018, our allowance for loan losses of $2.8 million, increased $627,000 compared to the prior year. This increase is associated with the growth in the overall loan portfolio, as well as specific charge-offs and their impact to our historical charge-off history. Charge-off history is a significant factor taken into consideration when calculating the allowance for loan losses.

Analysis of Loan Loss Experience. The following table sets forth the analysis of the activity in the allowance for loan losses for the fiscal years indicated:

	At or For the Year Ended March 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Balance at beginning of year	$2,195	$1,702	$1,690	$1,786	$2,071
Charge-offs:
Real estate loans:
Residential	20	35	70	55	75
Investor	315	1,801	222	83	131
Commercial construction	-	-	-	-	1,000
Commercial	244	1,111	568	-	-
Commercial business loans	379	2	11	84	1,059
Home equity loans and lines of credit	-	-	6	101	11
Other consumer	17	4	16	-	-
Total charge-offs	975	2,953	893	323	2,276

Recoveries:
Real estate loans:
Residential	8	-	1	4	24
Investor	18	12	25	1	-
Commercial construction	-	-	237	-	-
Commercial	-	-	-	-	47
Commercial business loans	1	29	192	48	45
Home equity loans and lines of credit	-	-	-	3	-
Other consumer	-	10	10	1	1
Total recoveries	27	51	465	57	117

Net loan charge-offs	(948)	(2,902)	(428)	(266)	(2,159)
Additions charged to operations	1,575	3,395	440	170	1,874

Balance at end of year	$2,822	$2,195	$1,702	$1,690	$1,786

Total loans outstanding	$389,221	$339,000	$222,767	$160,388	$144,819
Average net loans outstanding	$362,355	$314,473	$197,276	$146,720	$153,019
Allowance for loan losses as a percentage of total loans at end of year	0.73%	0.65%	0.76%	1.05%	1.23%
Net loans charged-off as a percent of average net loans outstanding	0.26%	0.92%	0.22%	0.18%	1.41%
Allowance for loan losses to non-performing loans	39.36%	94.49%	33.70%	74.97%	35.44%

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

	At March 31,
	2018		2017		2016
	Amount	Percent of Allowance in Each Loan Category	Amount	Percent of Allowance in Each Loan Category	Amount	Percent of Allowance in Each Loan Category
	(Dollars in thousands)
Real estate loans:
Residential	$609	21.6%	$554	25.2%	$260	15.3%
Investor	52	1.8	35	1.6	168	9.9
Commercial construction	33	1.2	9	0.4	42	2.4
Commercial	1,253	44.4	1,376	62.7	902	53.0
Commercial business loans	674	23.9	149	6.8	228	13.4
Home equity loans and lines of credit	70	2.5	70	3.2	82	4.8
Other consumer	131	4.6	2	0.1	20	1.2
Unallocated	-	-	-	-	-	-
Total	$2,822	100.0%	$2,195	100.0%	$1,702	100.0%

	At March 31,
	2015		2014
	Amount	Percent of Allowance in Each Loan Category	Amount	Percent of Allowance in Each Loan Category
	(Dollars in thousands)
Real estate loans:
Residential	$319	18.9%	$445	39.8%
Investor	114	6.7	83	9.7
Commercial construction	68	4.0	61	2.3
Commercial	586	34.7	576	28.6
Commercial business loans	473	28.0	591	10.8
Home equity loans and lines of credit	99	5.8	27	8.0
Other consumer	1	0.1	3	0.8
Unallocated	30	1.8	-	-
Total	$1,690	100.0%	$1,786	100.0%

The percentage of the allowance for loan loss associated with real estate investor loans is only 1.8%, or $52,000, despite total charge-offs of $315,000 and $1.8 million during fiscal 2018 and 2017 because a large portion of the investor charge-offs were associated with acquired loans from Fairmount. These loans, at acquisition, were not considered to have deteriorated credit quality and were accounted for in accordance with ASC Topic 310-20. Under ASC Topic 310-20, the difference between the loan’s principal balance at the time of purchase and the fair value is recognized as an adjustment of yield over the life of the loan. The fair value is comprised of two parts, including a credit mark used to measure credit quality and an interest rate mark to adjust the contractual rate to a current market rate. At March 31, 2018, the credit mark remaining with respect to the Fairmount portfolio was $1.1 million. This amount acts as a type of reserve and is analyzed in conjunction with the allowance for loan losses with respect to determining reserves that need to be set aside for a specific loan segment.

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

Historically, we have operated as a traditional thrift institution. A significant portion of our assets consist of longer-term, fixed-rate residential mortgage loans and securities, which we have funded primarily with time deposits. Since 2009, in an effort to improve our earnings and to decrease our exposure to interest rate risk, we have generally sold all newly originated residential mortgage loans with terms of over ten years into the secondary market and shifted our focus to originating commercial real estate and commercial business loans. Such loans generally have shorter maturities than one-to-four family residential mortgage loans. However, due to the recent acquisitions and increased volume, the normal run-off associated with our residential real estate loan portfolio has exceeded our new originations within this same loan segment. As a result, we have begun to portfolio some of our newly originated, longer-term residential real estate loans versus selling them in the secondary market to assist in slowing down the decline within this loan segment.

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model which is provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. We also estimate this impact over a five-year time horizon. The following table shows the estimated impact on net interest income for the one-year period beginning March 31, 2018 resulting from potential changes in interest rates. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Rate Shift (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)

+400	$ 13,519	(4.4)%
+300	$ 13,880	(1.8)%
+200	$ 14,149	0.1%
+100	$ 14,253	0.8%
Level	$ 14,140	—

-100	$ 13,792	(2.5)%
-200	$ 13,189	(6.7)%
-300	$ 13,048	(7.7)%

___________________

(1)	The calculated changes assume an immediate shock of the static yield curve.

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

Rate Shift (1)	Economic Value of Equity	% Change In Equity from Level
(Dollars in thousands)

+400	$ 39,348	(31.8) %
+300	$ 47,165	(19.7) %
+200	$ 54,316	(9.0) %
+100	$ 59,289	(1.9) %
Level	$ 61,178	—
-100	$ 59,172	(4.5) %
-200	$ 55,696	(11.5) %
-300	$ 53,844	(15.6) %

___________________

(1)	The calculated changes assume an immediate shock of the static yield curve.

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

We also have the ability to borrow from the Federal Home Loan Bank of Atlanta (FHLB) to meet our funding and liquidity needs. At March 31, 2018, we had $60.6 million in borrowings from the FHLB, of which $13.0 million was assumed through acquisitions, and the capacity to borrow approximately $68.3 million more, subject to our pledging of sufficient assets.

Hamilton Bank may also borrow up to $5.0 million from a correspondent bank under a secured federal funds line of credit, and $1.0 million under an unsecured line of credit. We would be required to pledge investment securities to draw upon the secured line of credit.

We normally carry balances with correspondent banks that exceed the federally insured limit. We currently conduct a quarterly review of each correspondent bank’s financial information, including the bank’s capital ratios, balance sheet, income statement and allowance for loan losses, to determine if the bank is financially stable.

Our primary investing activities are the origination of one-to-four family real estate loans, commercial real estate, commercial business, construction and consumer loans, and the purchase of securities. For the year ended March 31, 2018, loan originations (including original commitment amount) totaled $53.5 million, compared to $68.1 million for the year ended March 31, 2017. Purchases of investment and mortgage-backed securities totaled $1.2 million for the year ended March 31, 2018 and $50.6 million for the year ended March 31, 2017.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending, and investing activities during any given period. At March 31, 2018, cash and cash equivalents totaled $23.4 million, while securities classified as available-for-sale amounted to $75.4 million.

Total deposits decreased $7.7 million during the year ended March 31, 2018, while total deposits decreased $9.7 million, excluding those acquired in the Fairmount acquisition, during the year ended March 31, 2017. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. In the first quarter of fiscal 2017, we made an increased effort to grow our lower costing core deposits (considered to be all deposits other than certificates of deposit) and retain maturing certificates of deposits through various promotions to assist in funding organic loan growth and potential loan purchases. Certificates of deposit allowed us to lock in those funds for an extended period based upon current interest rates. At March 31, 2018, certificates of deposit scheduled to mature within one year totaled $123.8 million, 50.1% of certificates of deposit. The percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods due to the current low interest rate environment, expectation of rising rates, and local competitive pressures. Whether we retain these deposits will be determined in part by the interest rates we are willing to pay on such deposits. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit due on or before March 31, 2019.

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. At March 31, 2018, we had $50.7 million in commitments to extend credit outstanding. These commitments consisted of unused lines of credits, approved loan settlements, and standby letters of credit.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2018 and 2017, we exceeded all of the applicable regulatory capital requirements for the Bank, including the new requirements under Basel III to obtain a minimum common equity core (Tier 1) capital to risk-weighted assets ratio of 4.5%. To be classified as a well-capitalized bank, we must have a common equity core (Tier 1) capital to risk-weighted assets ratio of at least 6.5%. For the year ended March 31, 2018, the Bank’s common equity to Tier 1 capital was $39.1 million, or 10.61%, of total risk-weighted assets compared to $40.1 million, or 12.13% of total risk-weighted assets for the year ended March 31, 2017.

Our core (Tier 1) capital was $39.1 million and $40.1 million, or 7.64% and 8.28% of adjusted total assets, at March 31, 2018 and 2017, respectively. In order to be classified as “well-capitalized” under federal banking regulations, we were required to have core capital of at least $25.6 million, or 5.0% of adjusted assets, as of March 31, 2018. To be classified as a well-capitalized bank, we must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%, and a Tier 1 risk-based capital to risk-weighted assets of at least 8%. At March 31, 2018 and 2017, we had total risk-based capital ratios of 11.39% and 12.81%, respectively, and Tier 1 risk-based capital ratios of 10.61% and 12.13%, respectively. Our regulatory risk weighted capital ratios decreased during fiscal 2018 as a result of our risk-weighted assets increasing due to the increase in loans associated with organic growth and loan purchases throughout the year.

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

Evaluation of Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of March 31, 2018. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company, including Hamilton Bank, in reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Managements Report and Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992 and revised in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of March 31, 2018 is effective.

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

Information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act, information regarding any changes in procedures for stockholders to recommend director nominees, and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on August 20, 2018 (the “Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Nominating Committee Procedures—Procedures to be Followed by Stockholders,” “Corporate Governance and Board Matters—Committees of the Board of Directors” and “Corporate Governance and Board Matters—Committees of the Board of Directors.

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

The following table sets forth information as of March 31, 2018 about Company common stock that may be issued upon the exercise of options under the Hamilton Bancorp, Inc. 2013 Equity Incentive Plan. The plan was approved by the Company’s stockholders.

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

101.0

The following materials from the Company’s Annual Report on Form 10-K for the year ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language):  (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

ITEM 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAMILTON BANCORP, INC.

Date: June 29, 2018	By:	/s/ Robert A. DeAlmeida
Robert A. DeAlmeida
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert A. DeAlmeida	President and Chief Executive Officer (Principal Executive Officer)	June 29, 2018
Robert A. DeAlmeida

/s/ John P. Marzullo	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 29, 2018
John P. Marzullo

/s/ Carol L. Coughlin	Chairperson of the Board	June 29, 2018
Carol L. Coughlin

/s/ Joseph J. Bouffard	Director	June 29, 2018
Joseph J. Bouffard

/s/ William E. Ballard	Director	June 29, 2018
William E. Ballard

/s/ Jenny G. Morgan	Director	June 29, 2018
Jenny G. Morgan

/s/ William W. Furr	Director	June 29, 2018
William W. Furr

/s/ Bobbi R. Macdonald	Director	June 29, 2018
Bobbi R. Macdonald

/s/ James R. Farnum, Jr.	Director	June 29, 2018
James R. Farnum, Jr.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Hamilton Bancorp, Inc.

Towson, Maryland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Hamilton Bancorp, Inc. and Subsidiary (the “Company”) as of March 31, 2018 and 2017 and the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting policies.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits also included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audits provide a reasonable basis for our opinion.

/s/ Dixon Hughes Goodman LLP

We have served as the Company’s auditor since 2016.

Baltimore, Maryland

June 29, 2018

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

March 31,2018 and March 31, 2017

	March 31,	March 31,
	2018	2017

Assets
Assets
Cash and due from banks	$15,488,396	$24,436,793
Federal funds sold	7,880,019	4,917,128
Cash and cash equivalents	23,368,415	29,353,921
Certificates of deposit held as investment	499,189	499,280
Securities available for sale, at fair value	75,404,136	102,429,128
Federal Home Loan Bank stock, at cost	3,122,400	2,020,200
Loans	390,420,885	338,933,198
Allowance for loan losses	(2,821,903)	(2,194,815)
Net loans and leases	387,598,982	336,738,383
Premises and equipment, net	3,945,825	3,674,280
Premises and equipment held for sale	-	547,884
Foreclosed real estate	457,778	503,094
Accrued interest receivable	1,468,382	1,310,080
Bank-owned life insurance	17,455,850	18,253,348
Deferred income taxes	-	7,976,850
Income taxes refundable	40,000	-
Goodwill and other intangible assets	9,176,764	9,302,828
Other assets	2,995,741	1,920,740
Total Assets	$525,533,462	$514,530,016

Liabilities and Shareholders' Equity
Liabilities
Noninterest-bearing deposits	$29,557,943	$30,401,454
Interest-bearing deposits	375,585,032	382,454,320
Total deposits	405,142,975	412,855,774
Borrowings	60,672,140	36,124,899
Advances by borrowers for taxes and insurance	1,962,665	1,868,110
Other liabilities	3,679,550	3,890,003
Total liabilities	471,457,330	454,738,786

Commitments and contingencies	-	-

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized. Issued and outstanding: 3,407,613 shares at March 31, 2018 and 3,411,075 shares at March 31, 2017	34,076	34,111
Additional paid in capital	32,113,534	31,656,235
Retained earnings	25,920,490	31,730,673
Unearned ESOP shares	(2,073,680)	(2,221,800)
Accumulated other comprehensive loss	(1,918,288)	(1,407,989)
Total shareholders' equity	54,076,132	59,791,230
Total Liabilities and Shareholders' Equity	$525,533,462	$514,530,016

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

 Years Ended March 31, 2018 and 2017

	2018	2017
Interest revenue
Loans, including fees	$16,088,774	$14,834,648
U.S. treasuries, government agencies and FHLB stock	188,600	214,441
Municipal and corporate bonds	420,737	338,916
Mortgage-backed securities	1,246,963	1,183,227
Federal funds sold and other bank deposits	134,542	190,374
Total interest revenue	18,079,616	16,761,606

Interest expense
Deposits	2,836,925	2,599,901
Borrowed funds	750,092	271,205
Total interest expense	3,587,017	2,871,106

Net interest income	14,492,599	13,890,500
Provision for loan losses	1,575,000	3,395,006
Net interest income after provision for loan losses	12,917,599	10,495,494

Noninterest revenue
Service charges	459,688	420,234
(Loss) gain on sale of investment securities	(2,354)	23,720
Gain on sale of loans held for sale	-	23,087
Gain (loss) on sale of property and equipment	97,604	(5,046)
Earnings on bank-owned life insurance	484,030	485,400
Earnings on death benefit from bank-owned life insurance	834,610	-
Other	122,770	107,152
Total noninterest revenue	1,996,348	1,054,547

Noninterest expenses
Salaries	5,733,065	5,283,578
Employee benefits	1,535,442	1,472,466
Occupancy	1,045,589	984,767
Advertising	86,865	122,093
Furniture and equipment	343,624	377,232
Data processing	716,458	777,554
Legal services	491,900	291,550
Other professional services	851,660	1,046,450
Merger related expenses	-	219,417
Branch consolidation expense	-	494,977
Deposit insurance premiums	324,325	318,132
Foreclosed real estate expense and losses	44,197	7,468
Other operating	1,737,727	1,841,144
Total noninterest expense	12,910,852	13,236,828

Income (loss) before income taxes	2,003,095	(1,686,787)
Income tax expense (benefit)	8,052,038	(758,005)
Net loss	$(6,048,942)	$(928,782)

Net loss per common share:
Basic	$(1.90)	$(0.29)
Diluted	$(1.90)	$(0.29)

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive (Loss) Income

Years Ended March 31, 2018 and 2017

	2018	2017

Net loss	$(6,048,942)	$(928,782)
Other comprehensive income (loss):
Unrealized loss on investment securities available for sale	(678,270)	(2,127,277)
Reclassification adjustment for realized loss (gain) on investment securities available for sale included in net income	2,354	(23,720)
Total unrealized loss on investment securities available for sale	(675,916)	(2,150,997)
Unrealized gain (loss) on derivative transactions	300,023	(83,634)
Income tax benefit relating to investment securities available for sale and derivative transactions	(104,353)	(848,461)
Other comprehensive loss	(271,540)	(1,386,170)

Total comprehensive loss	$(6,320,482)	$(2,314,952)

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended March 31, 2018 and 2017

					Accumulated
		Additional		Unearned	other	Total
	Common	paid-in	Retained	ESOP	comprehensive	shareholders'
	stock	capital	earnings	shares	loss	equity

Balances at April 1, 2016	$34,136	$31,242,731	$32,659,455	$(2,369,920)	$(21,819)	$61,544,583
Net loss	-	-	(928,782)	-	-	(928,782)
Unrealized loss on available for sale securities, net of tax effect of $ (848,461)	-	-	-	-	(1,302,536)	(1,302,536)
Unrealized loss on derivative transactions	-	-	-	-	(83,634)	(83,634)
Stock based compensation - options	-	216,735	-	-	-	216,735
Restricted stock - compensation and activity	(25)	158,649	-	-	-	158,624
ESOP shares allocated for release	-	38,120	-	148,120	-	186,240

Balances at March 31, 2017	$34,111	$31,656,235	$31,730,673	$(2,221,800)	$(1,407,989)	$59,791,230
Net loss	-	-	(6,048,942)	-	-	(6,048,942)
Unrealized loss on available for sale securities, net of tax effect of $ (156,640)	-	-	-	-	(519,276)	(519,276)
Unrealized gain on derivative transactions, net of tax effect of $ 52,287	-	-	-	-	247,736	247,736
Reclassification of tax effect under ASU 2018-02			238,759	-	(238,759)	-
Stock based compensation - options	-	229,569	-	-	-	229,569
Restricted stock - compensation and activity	(35)	176,911	-	-	-	176,876
ESOP shares allocated for release	-	50,819	-	148,120	-	198,939

Balances at March 31, 2018	$34,076	$32,113,534	$25,920,490	$(2,073,680)	$(1,918,288)	$54,076,132

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended March 31, 2018 and 2017

	2018	2017

Cash flows from operating activities
Interest received	$18,587,764	$16,415,596
Fees and commissions received	583,757	522,341
Interest paid	(4,427,190)	(4,004,880)
Cash paid to suppliers and employees	(13,059,738)	(11,216,410)
Origination of loans held for sale	-	(2,017,697)
Proceeds from sale of loans held for sale	-	2,300,234
Income taxes paid, net of refunds received	(10,835)	(1,455,219)
Net cash provided by operating activities	1,673,758	543,965

Cash flows from investing activities
Acquisition, net of cash acquired	-	(10,508,813)
Proceeds from sale of securities available for sale	11,608,699	4,282,233
Proceeds from maturing and called securities available for sale, including principal pay downs	15,124,739	28,963,565
Proceeds from sale of certificates of deposit held for investment	-	1,730,273
Proceeds from maturing and called certificates of deposit	-	1,724,000
Purchase of investment securities available for sale	(1,208,990)	(50,585,898)
Redemption of Federal Home Loan Bank stock	-	210,800
Purchase of Federal Home Loan Bank stock	(1,102,200)	(405,900)
Proceeds from Bank Owned Life Insurance death benefit	2,116,138	-
Loans made, net of principal repayments	2,256,439	(10,461,510)
Loans purchased	(54,556,249)	-
Purchase of premises and equipment	(719,105)	(273,669)
Proceeds from sale of premises and equipment	767,728	442,529
Proceeds from sale of foreclosed real estate	35,896	60,258
Net cash used by investing activities	(25,676,905)	(34,822,132)

Cash flows from financing activities
Net increase (decrease) in Deposits	(7,295,252)	(10,529,332)
Advances by borrowers for taxes and insurance	94,555	788,316
Proceeds from borrowings	40,000,000	11,578,805
Payments of borrowings	(15,027,250)	(5,501,555)
Interest rate swap on FHLB borrowings	300,023	(83,634)
Issuance of restricted stock	(35)	20
Redemption of restricted stock	(54,400)	(69,068)
Net cash provided (used) by financing activities	18,017,641	(3,816,448)

Net decrease in cash and cash equivalents	(5,985,506)	(38,094,615)

Cash and cash equivalents at beginning of period	29,353,921	67,448,536

Cash and cash equivalents at end of period	$23,368,415	$29,353,921

Supplemental disclosures of cash flow information
Total cash consideration paid for Fraternity acquisition	$-	$25,704,871
Less cash acquired	-	15,196,058
Acquisition, net of cash acquired	$-	$10,508,813

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Continued)

	2018	2017

Reconciliation of net loss to net cash provided by operating activities
Net loss	$(6,048,942)	$(928,782)
Adjustments to reconcile net loss to net cash provided by operating activities
Amortization of premiums on certificates of deposit	91	12,949
Amortization of premiums on securities	822,270	840,535
Gain on sale of investment securities and certificates of deposit	2,354	(23,720)
Loss on sale of foreclosed real estate	1,299	6,238
Write-down of foreclosed real estate	31,955	-
Loan discount accretion	(225,587)	(841,329)
Deposit premium amortization	(417,547)	(597,655)
Borrowing premium amortization	(425,509)	(551,125)
Core deposit intangible asset amortization	126,064	121,022
Premises and equipment depreciation and amortization	325,320	334,210
Gain on death benefit from bank-owned life insurance	(834,610)	-
(Gain) loss on sale of premises and equipment	(97,604)	5,046
Stock based compensation	460,880	444,406
Provision for loan losses	1,575,000	3,395,006
ESOP shares allocated for release	198,939	186,240
Decrease (increase) in
Accrued interest receivable	(158,302)	(361,914)
Loans held for sale	-	259,450
Cash surrender value of life insurance	(484,030)	(485,399)
Income taxes refundable and deferred income taxes	8,041,203	(2,213,224)
Other assets	(1,074,989)	2,565,464
Increase (decrease) in
Accrued interest payable	2,883	15,007
Deferred loan origination fees	69,676	3,748
Other liabilities	(217,056)	(1,642,208)
Net cash provided by operating activities	$1,673,758	$543,965

Noncash investing activity
Real estate acquired through foreclosure	$23,835	$126,575

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Form 10-K

Notes to Consolidated Financial Statements

March 31, 2018

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

Reclassifications. There were no reclassifications to prior year amounts in order to conform to current period classifications.

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, deferred income tax valuation allowances, the fair value of derivatives and investment securities, and other than temporary impairment of investment securities.

Cash and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks with original maturities of less than 90 days, brokerage money market accounts, and federal funds sold. Generally, federal funds are sold as overnight investments.

Investment Securities. Management determines the appropriate classification of investment securities at the time of purchase. Securities that may be sold before maturity are classified as available for sale and carried at fair value. Investment securities that management has the intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. All investment securities held by Hamilton at March 31, 2018 and 2017 are classified as available for sale.

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

Federal Home Loan Bank Stock. Federal Home Loan Bank of Atlanta (the “FHLB”) stock is an equity interest in the FHLB, which does not have a readily determinable fair value for purposes of generally accepted accounting principles, because its ownership is restricted and it lacks a market. FHLB stock is carried at cost, which approximates fair value and can be sold back only at par value of $100 per share and only to the FHLB or another member institution. As a member of the FHLB, the Bank is required to purchase stock based on its total assets. Additional stock is purchased and redeemed based on the outstanding FHLB advances to the Bank. As of March 31, 2018 and 2017, the Company owned shares totaling $3,122,400 and $2,020,200, respectively.

HAMILTON BANCORP, INC. AND SUBSIDIARY

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

Bank-Owned Life Insurance (BOLI). The Bank purchased single premium life insurance policies on certain employees of the Bank. The net cash surrender value of those policies is included in the accompanying statement of financial position. Appreciation in the value of the insurance policies is recognized as noninterest revenue and is nontaxable. Upon the death of an employee covered under one or more BOLI policies, the full amount of the insurance policy is paid-out to the Bank and the difference between the policy amount and the cash surrender value of the policy or policies is recognized as noninterest revenue. This income is also nontaxable.

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

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Income Taxes. The Bank recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that all or some portion of the deferred tax assets will not be realized.

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

ASU 2016-13, Financial Instruments – Credit Losses. The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the guidance in this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate credit losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The guidance in this update for public business entities is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Hamilton Bancorp is in the process of implementing a committee and has begun to gather loan information and consider acceptable methodologies to comply with this ASU. The implementation team will meet periodically to discuss the latest developments and updates via webcasts, publications, and conferences. Hamilton Bancorp’s evaluation indicates that the provisions of ASU No. 2016-13 are expected to impact its consolidated financial statements, in particular the level of the reserve for loan losses. We are, however, continuing to evaluate the extent of the potential impact.

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

ASU No. 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Liabilities. This ASU requires equity investments to be measured at fair value with changes in fair value recognized in net income, excluding equity investments that are consolidated or accounted for under the equity method of accounting. The amendment allows equity investments without readily determinable fair values to be measured at cost minus impairment, with a qualitative assessment required to identify impairment. The amendment also requires public companies to use exit prices to measure the fair value of financial instruments purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statement; it eliminates the disclosure requirements related to measurement assumptions for the fair value of instruments measured at amortized cost. In addition, for liabilities measured at fair value under the fair value option, to present in other comprehensive income changes in fair value due to changes in instrument specific credit risk. This ASU will be effective for us in our first quarter of fiscal 2018. The Company’s management has engaged a third-party expert in the field of valuation and reporting and is creating a process to ensure adequate documentation of financial controls and analysis performed in its review of “exit pricing” of the fair values of loans, deposits, and other financial instruments. ASU 2016-01 is effective for public companies for fiscal years beginning after December 31, 2017 and interim periods within those fiscal years. This ASU will be effective for us in our first quarter ending June 30, 2018 and will not have a significant impact on the Company’s consolidated financial statements.

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

The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. This ASU does not apply to revenue associated with financial instruments including loans and securities that are accounted for under U.S. GAAP. Consequently, adoption of the ASU is not expected to have a significant impact on the Company’s consolidated financial statements and related disclosures since the primary source of revenue is derived from interest and dividends earned on loans, investment securities and other financial instruments that are outside the scope of the ASU. However, the Company has assessed its revenue streams and reviewed its contracts with customers that are potentially affected by the new guidance. This includes fees on deposits, gains and sales on the sale of foreclosed real estate, credit and debit card interchange fees, merchant card services, and administrative services for customer deposit account such as ATM and wire transfer transactions. The Company’s revenue recognition pattern for revenue streams within the scope of the ASU has not change significantly from current practice and is immaterial to our financial statements. ASU 2014-09 is effective for fiscal years beginning after December 31, 2017 and interim periods within those fiscal years. This ASU will be effective for us in our first quarter ending June 30, 2018 and will not have a significant impact on the Company’s consolidated financial statements.

ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). ASU 2018-02 allows an entity to elect a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act that changed our federal income tax rate from 35% to 21%. The amount of that reclassification should include the effect of changes in the tax rate on the deferred tax amount in AOCI. The ASU requires an entity to state if an election to reclassify the tax effect to retained earnings is made along with the description of other income tax effects that are reclassified from AOCI. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. Hamilton Bancorp early adopted ASU 2018-02 in the last quarter of fiscal 2018. The change in accounting principal was accounted for as a cumulative effect adjustment to the balance sheet resulting in a reclassification of $238,759 from AOCI to retained earnings during the last quarter of fiscal 2018.

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

	As recorded by
	Fraternity Community	Fair Value		As recorded by
	Bancorp, Inc.	Adjustments		Hamilton Bancorp, Inc.
Identifiable assets:
Cash and cash equivalents	$15,196,058	$-		$15,196,058
Investment securities available for sale	17,570,712	-		17,570,712
FHLB Bank Stock	782,600	-		782,600
Loans	108,872,041	(67,858)	A	108,804,183
Allowance For Loan Loss	(1,550,000)	1,550,000	A	-
Premises and equipment	691,095	78,711	B	769,806
Bank-Owned Life Insurance	5,058,041	-		5,058,041
Deferred income taxes	2,743,481	(410,377)	C	2,333,104
Other assets	2,877,665	-		2,877,665
Total identifiable assets	$152,241,693	$1,150,476		$153,392,169

Identifiable liabilities:
Non-interest bearing deposits	1,242,187	-		1,242,187
Interest bearing deposits	107,648,792	1,098,131	D	108,746,923
Borrowings	15,000,000	793,537	E	15,793,537
Other liabilities	4,023,914	-		4,023,914
Total identifiable liabilities	$127,914,893	$1,891,668		$129,806,561

Net tangible assets acquired	24,326,800	(741,192)		23,585,608

Definite lived intangible assets acquired	-	242,020		242,020
Goodwill	-	1,877,243		1,877,243
Net intangible assets acquired	-	2,119,263		2,119,263

Total cash consideration	$24,326,800	$1,378,071		$25,704,871

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Explanation of fair value adjustments:

A	-	Adjustment reflects the fair value adjustments based on Hamilton Bancorp’s evaluation of the acquired loan portfolio and excludes the allowance for losses recorded by Fraternity Community Bancorp, Inc.
B	-	Adjustment reflects the fair value adjustments based on Hamilton Bancorp’s evaluation of the acquired premises and equipment.
C	-	Adjustment to record deferred tax asset related to fair value adjustments at 39.45% income tax rate; the statutory income tax rate of the Company on the acquisition date.
D	-	Adjustment arises since the rates on interest-bearing deposits are higher than rates available on similar deposits as of the acquisition date.
E	-	Adjustment reflects the fair value of Fraternity’s borrowings acquired on acquisition date.

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

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Fraternity Pro forma Condensed Combined Financial Information. The consolidated statements of operations data for the unaudited pro forma results for the fiscal year periods ending March 31, 2018 and 2017 as if the Fraternity acquisition had occurred at the beginning of these fiscal periods are deemed immaterial and not presented. Due to the fact the acquisition of Fraternity occurred on May 13, 2016, the fiscal year period ending March 31, 2018, as reported in this 10-K, already include the impact of Fraternity in the consolidated statements of operations as though the acquisition occurred at the beginning of fiscal 2018. The fiscal period ending March 31, 2017 does not reflect the full impact to the consolidated statements of operations for those twelve months since the acquisition occurred in May 2016 or close to the beginning of that respective fiscal period, however, that amount is deemed to be immaterial to the consolidated statement of operations for that period.

Fraternity acquisition expenses. In connection with the acquisition of Fraternity, the Company incurred merger related costs in fiscal 2017. These expenses were primarily related to legal, other professional services and system conversions. The following table details the expenses included in the consolidated statements of operations for the period shown.

Fiscal Year Ending
March 31, 2017
Legal	$55,500
Professional services	157,567
Data processing	-
Advertising	-
Other	6,350
Total meger related expenses	$219,417

In addition, included in other professional service expense in the Consolidated Statements of Operations for the period ended March 31, 2018 and 2017 is $305,000 and $532,000 relating to the amortization of non-compete agreements that have been paid to former executives in the acquisition. The non-compete agreements are for a term of one and two years that end or ended in April 2017 and 2018.

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

Both the basic and diluted earnings per share for the years ended March 31, 2018 and 2017 are summarized below:

	Year Ended	Year Ended
	March 31, 2018	March 31, 2017

Net loss	$(6,048,942)	$(928,782)
Weighted average common shares outstanding - basic	3,192,011	3,180,292
Weighted average common shares outstanding - diluted	3,192,011	3,180,292
Loss per common share - basic and diluted	$(1.90)	$(0.29)

Anti-dilutive shares	175,177	118,911

During the years ended March 31, 2018 and 2017, none of the common stock equivalents were dilutive due to the loss reported for each period.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 5:	Cash and Due From Banks

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. During fiscal years 2018 and 2017, the Company maintained balances at the Federal Reserve (in addition to vault cash) to meet the reserve requirements, as well as balances to partially compensate for services. Additionally, the Company maintained balances with the Federal Home Loan Bank and other domestic correspondent financial institutions as partial compensation for services they provided to the Company.      The Bank normally carries balances with other correspondent financial institutions that exceed the federally insured limit.

Note 6:	Investment Securities Available for Sale

The amortized cost and fair value of securities at March 31, 2018 and 2017, is summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
March 31, 2018	cost	gains	losses	value

U.S. government agencies	$2,753,346	$-	$34,697	$2,718,649
Municipal bonds	12,435,068	-	729,077	11,705,991
Corporate bonds	2,000,000	-	45,924	1,954,076
Mortgage-backed securities	61,078,665	12,993	2,066,238	59,025,420
	$78,267,079	$12,993	$2,875,936	$75,404,136

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
March 31, 2017	cost	gains	losses	value

U.S. government agencies	$3,525,373	$323	$13,393	$3,512,303
Municipal bonds	17,096,477	21,858	950,496	16,167,839
Corporate bonds	2,000,000	-	83,478	1,916,522
Mortgage-backed securities	81,994,305	65,094	1,226,935	80,832,464
	$104,616,155	$87,275	$2,274,302	$102,429,128

Proceeds from sales of investment securities were $11,608,699 and $4,273,234 during the years ended March 31, 2018 and 2017, respectively, with gains of $57,099 and losses of $59,455 for the year ended March 31, 2018 and gains of $35,441 and losses of $9,995 for the year ended March 31, 2017. During fiscal 2017, we also sold certificates of deposits that were held as investments. Proceeds associated with those certificates of deposits were $1,730,273 with losses of $1,726.

As of March 31, 2018 and 2017, all mortgage-backed securities are backed by U.S. Government- Sponsored Enterprises (GSE), except one private label mortgage-backed security that was acquired in the Fraternity acquisition in May 2016 with a book value of $75,645 and fair value of $76,803 as of March 31, 2018.

As of March 31, 2018 and 2017, the Company had pledged one security to the Federal Reserve Bank with a book value of $744,186 and $744,186 and a fair value of $723,023 and $736,412, respectively.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The amortized cost and estimated fair value of debt securities by contractual maturity at March 31, 2018 and 2017 follow. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available for Sale
	March 31, 2018		March 31, 2017
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value

Maturing
Within one year	$2,009,160	$1,995,625	$-	$-
Over one to five years	1,231,928	1,196,368	4,234,642	4,240,740
Over five to ten years	3,578,827	3,500,641	5,538,313	5,404,810
Over ten years	10,368,499	9,686,082	12,848,895	11,951,114
Mortgage-backed, in monthly installments	61,078,665	59,025,420	81,994,305	80,832,464
	$78,267,079	$75,404,136	$104,616,155	$102,429,128

The following table presents the Company's investments' gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position at March 31, 2018 and 2017.

	Less than 12 months		12 months or longer		Total
	Gross unrealized	Fair	Gross unrealized	Fair	Gross unrealized	Fair
March 31, 2018	losses	value	losses	value	losses	value

U.S. government agencies	$21,163	$723,023	$13,534	$1,995,625	$34,697	$2,718,648
Municipal bonds	-	-	729,077	11,705,991	729,077	11,705,991
Corporate bonds	-	-	45,924	1,954,076	45,924	1,954,076
Mortgage-backed securities	383,987	15,880,948	1,682,251	40,684,836	2,066,238	56,565,784
	$405,150	$16,603,971	$2,470,786	$56,340,528	$2,875,936	$72,944,499

	Less than 12 months		12 months or longer		Total
	Gross unrealized	Fair	Gross unrealized	Fair	Gross unrealized	Fair
March 31, 2017	losses	value	losses	value	losses	value

U.S. government agencies	$13,393	$3,256,964	$-	$-	$13,393	$3,256,964
Municipal bonds	950,496	13,982,251	-	-	950,496	13,982,251
Corporate bonds	-	-	83,478	1,916,522	83,478	1,916,522
Mortgage-backed securities	941,183	66,953,532	285,752	7,016,746	1,226,935	73,970,278
	$1,905,072	$84,192,747	$369,230	$8,933,268	$2,274,302	$93,126,015

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

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 7:	Loans Receivable and Allowance for Loan Losses

Loans receivable at March 31, 2018 and March 31, 2017, consisted of the following:

	March 31, 2018				March 31, 2017
	Legacy (1)	Acquired	Total Loans	% of Total	Legacy (1)	Acquired	Total Loans	% of Total
Real estate loans:
One-to four-family:
Residential (2)	$85,248,184	$72,749,066	$157,997,250	40%	$67,126,677	$83,892,389	$151,019,066	44%
Residential construction	5,450,827	-	5,450,827	1%	6,426,076	-	6,426,076	2%
Investor (3)	9,275,031	17,460,809	26,735,840	7%	6,742,469	18,779,644	25,522,113	8%
Commercial	100,403,769	11,762,485	112,166,254	29%	92,665,689	14,898,523	107,564,212	32%
Commercial construction	5,763,784	1,352,019	7,115,803	2%	1,881,541	1,308,652	3,190,193	1%
Total real estate loans	206,141,595	103,324,379	309,465,974	80%	174,842,452	118,879,208	293,721,660	87%
Commercial business (4)	38,302,739	1,841,226	40,143,965	10%	19,518,029	2,019,337	21,537,366	6%
Home equity loans	13,956,327	6,039,462	19,995,789	5%	13,278,229	7,266,141	20,544,370	6%
Consumer (5)	18,849,448	766,063	19,615,511	5%	2,258,836	937,600	3,196,436	1%
Total Loans	277,250,109	111,971,130	389,221,239	100%	209,897,546	129,102,286	338,999,832	100%
Net deferred loan origination fees and costs	(212,746)	-	(212,746)		(143,070)	-	(143,070)
Loan premium (discount)	1,922,428	(510,036)	1,412,392		619,846	(543,410)	76,436
	$278,959,791	$111,461,094	$390,420,885		$210,374,322	$128,558,876	$338,933,198

___________________________________________

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

(2)	"Legacy" one-to four-family residential real estate loans at March 31, 2018 and 2017 includes $19.2 million and $23.4 million of purchased loan pools, respectively.
(3)	"Investor" loans are residential mortgage loans secured by non-owner occupied one-to four-family properties.
(4)

"Legacy" commercial business loans at March 31, 2018 includes a $15.5 million pool of commercial lease loans purchased in June 2017 and $3.2 million in guaranteed SBA loans purchased in last half of fiscal 2018.

(5)	"Legacy" consumer loans at March 31, 2018 includes $19.9 million of purchased loan pools consisting of recreational vehicles that were purchased in August and December 2017.

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

The following tables detail activity in the allowance for loan losses by portfolio segment for the fiscal years ended March 31, 2018 and 2017. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

	March 31, 2018
	Residential Real Estate	Investor Real Estate	Commercial Real Estate	Commercial Construction	Commercial Business	Home Equity	Consumer	Total
Allowance for credit losses:
Beginning balance	$553,539	$35,275	$1,375,894	$9,031	$149,461	$70,071	$1,544	$2,194,815
Charge-offs	(19,868)	(315,663)	(244,014)	-	(378,694)	-	(17,013)	(975,252)
Recoveries	3,937	18,129	-	-	770	-	4,504	27,340
Provision for credit losses	71,115	313,949	121,503	24,399	902,445	(612)	142,201	1,575,000
Ending balance	$608,723	$51,690	$1,253,383	$33,430	$673,982	$69,459	$131,236	$2,821,903

Allowance allocated to:
Legacy Loans:
Individually evaluated for impairment	$266,256	$-	$-	$-	$-	$-	$-	$266,256
Collectively evaluated for impairment	342,467	51,690	1,253,383	33,430	673,982	69,459	131,236	2,555,647

Acquired Loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	-	-	-	-	-	-	-

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

	March 31, 2017
	Residential Real Estate	Investor Real Estate	Commercial Real Estate	Commercial Construction	Commercial Business	Home Equity	Consumer	Total
Allowance for credit losses:
Beginning balance	$259,895	$168,132	$901,768	$42,377	$228,199	$82,012	$19,982	$1,702,365
Charge-offs	(34,578)	(1,801,438)	(1,111,320)	-	(1,521)	-	(4,073)	(2,952,930)
Recoveries	-	11,599	-	-	29,257	-	9,518	50,374
Provision for credit losses	328,222	1,656,982	1,585,446	(33,346)	(106,474)	(11,941)	(23,883)	3,395,006
Ending balance	$553,539	$35,275	$1,375,894	$9,031	$149,461	$70,071	$1,544	$2,194,815

Allowance allocated to:
Legacy Loans:
Individually evaluated for impairment	$284,177	$-	$-	$-	$-	$-	$-	$284,177
Collectively evaluated for impairment	269,362	34,093	1,375,894	9,031	149,461	70,071	1,544	1,909,456

Acquired Loans:
Individually evaluated for impairment	$-	$1,182	$-	$-	$-	$-	$-	$1,182
Collectively evaluated for impairment	-	-	-	-	-	-	-	-

Our recorded investment in loans at March 31, 2018 and 2017 related to each balance in the allowance for probable loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

	March 31, 2018
	Residential Real Estate	Investor Real Estate	Commercial Real Estate	Commercial Construction	Commercial Business	Home Equity	Consumer	Total
Loans:
Legacy Loans:
Individually evaluated for impairment	$1,827,040	$60,949	$4,356,264	$-	$795,410	$20,595	$34,266	$7,094,524
Collectively evaluated for impairment	88,871,971	9,214,082	96,047,505	5,763,784	37,507,329	13,935,732	18,815,182	270,155,585
Ending balance	$90,699,011	$9,275,031	$100,403,769	$5,763,784	$38,302,739	$13,956,327	$18,849,448	$277,250,109

Acquired Loans:
individually evaluated for impairment	$922,252	$444,254	$198,938	$-	$-	$-	$60,011	$1,625,455
collectively evaluated for impairment	71,826,814	17,016,555	11,563,547	1,352,019	1,841,226	6,039,462	706,052	110,345,675
Ending balance	$72,749,066	$17,460,809	$11,762,485	$1,352,019	$1,841,226	$6,039,462	$766,063	$111,971,130

	March 31, 2017
	Residential Real Estate	Investor Real Estate	Commercial Real Estate	Commercial Construction	Commercial Business	Home Equity	Consumer	Total
Loans:
Legacy Loans:
Individually evaluated for impairment	$1,762,417	$16,919	$1,546,812	$-	$753,375	$12,040	$-	$4,091,563
Collectively evaluated for impairment	71,790,336	6,725,550	91,118,877	1,881,541	18,764,654	13,266,189	2,258,836	205,805,983
Ending balance	$73,552,753	$6,742,469	$92,665,689	$1,881,541	$19,518,029	$13,278,229	$2,258,836	$209,897,546

Acquired Loans:
individually evaluated for impairment	$1,133,646	$186,888	$204,844	$-	$-	$-	$40,107	$1,565,485
collectively evaluated for impairment	82,758,743	18,592,756	14,693,679	1,308,652	2,019,337	7,266,141	897,493	127,536,801
Ending balance	$83,892,389	$18,779,644	$14,898,523	$1,308,652	$2,019,337	$7,266,141	$937,600	$129,102,286

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Past due loans, segregated by age and class of loans, as March 31, 2018 and 2017, were as follows:

	March 31, 2018			March 31, 2017
	Legacy	Acquired	Total	Legacy	Acquired	Total
Current	$270,807,643	$109,972,473	$380,780,116	$207,328,184	$128,769,860	$336,098,044
Accruing past due loans:
30-59 days past due:
Real estate loans:
Residential	63,618	689,364	752,982	69,618	-	69,618
Investor	-	-	-	320,971	-	320,971
Commercial	-	-	-	-	-	-
Commercial construction	-	-	-	113,603	-	113,603
Commercial business	135,502	-	135,502	-	-	-
Home equity loans	-	-	-	-	-	-
Consumer	148,876	-	148,876	-	-	-
Total 30-59 days past due	347,996	689,364	1,037,360	504,192	-	504,192

60-89 days past due:
Real estate loans:
Residential	70,291	-	70,291	74,631	-	74,631
Investor	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-
Commercial business	134,524	-	134,524	-	-	-
Home equity loans	-	-	-	-	-	-
Consumer	28,300	-	28,300	-	-	-
Total 60-89 days past due	233,115	-	233,115	74,631	-	74,631

90 or more days past due:
Real estate loans:
Residential	-	-	-	-	-	-
Investor	734,818	471,423	1,206,241	-	21,030	21,030
Commercial	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-
Home equity loans	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total 90 or more days past due	734,818	471,423	1,206,241	-	21,030	21,030
Total accruing past due loans	1,315,929	1,160,787	2,476,716	578,823	21,030	599,853

Non-accruing loans:
Real estate loans:
Residential	526,584	338,060	864,644	426,354	248,663	675,017
Investor	60,949	300,872	361,821	13,976	57,131	71,107
Commercial	4,356,264	198,938	4,555,202	1,546,812	-	1,546,812
Commercial construction	-	-	-	-	-	-
Commercial business	165,285	-	165,285	-	-	-
Home equity loans	12,605	-	12,605	3,397	-	3,397
Consumer	4,850	-	4,850	-	5,602	5,602
Non-accruing loans:	5,126,537	837,870	5,964,407	1,990,539	311,396	2,301,935
Total Loans	$277,250,109	$111,971,130	$389,221,239	$209,897,546	$129,102,286	$338,999,832

Nonaccrual interest not accrued:
Real estate loans:
Residential	$8,250	$53,120	$61,370	$6,460	$35,177	$41,637
Investor	8,513	15,604	24,117	6,982	23,293	30,275
Commercial	294,619	-	294,619	109,818	-	109,818
Commercial construction	-	-	-	-	-	-
Commercial business	12,891	-	12,891	-	-	-
Home equity loans	436	-	436	66	-	66
Consumer	385	-	385	-	317	317
Total nonaccrual interest not accrued	$325,094	$68,724	$393,818	$123,326	$58,787	$182,113

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Impaired Loans as of March 31, 2018 and 2017 were as follows:

	Impaired Loans at March 31, 2018
	Unpaid
	Contractual			Average	Interest
	Principal	Recorded	Related	Recorded	Income
Legacy:	Balance	Investment	Allowance	Investment	Recognized
With no related allowance recorded:
Real estate loans:
Residential	$665,051	$517,600	$-	$548,636	$9,257
Investor	126,389	60,949	-	118,175	3,772
Commercial	6,487,088	4,356,264	-	4,634,504	1,077
Commercial construction	-	-	-	-	-
Commercial business	1,562,756	795,410	-	1,082,773	103,474
Home equity loans	47,650	20,595	-	22,604	392
Consumer	48,115	34,266	-	38,514	1,576
With an allowance recorded:
Real estate loans:
Residential	1,336,078	1,309,440	266,256	1,328,919	51,928
Investor	-	-	-	-
Commercial	-	-	-	-	-
Commercial construction	-	-	-	-	-
Commercial business	-	-	-	-	-
Home equity loans	-	-	-	-	-
Consumer	-	-	-	-	-
Total legacy impaired	10,273,127	7,094,524	266,256	7,774,125	171,476

Acquired (1):
With no related allowance recorded:
Real estate loans:
Residential	1,082,484	922,252	-	945,602	26,437
Investor	682,045	444,254	-	659,246	37,368
Commercial	248,938	198,938	-	201,519	7,336
Commercial construction	-	-	-	-	-
Commercial business	-	-	-	-	-
Home equity loans	40,473	-	-	-	1,329
Consumer	95,986	60,371	-	64,013	6,062
With an allowance recorded:
Real estate loans:
Residential	-	-	-	-	-
Investor	-	-	-	-	-
Commercial	-	-	-	-	-
Commercial construction	-	-	-	-	-
Commercial business	-	-	-	-	-
Home equity loans	-	-	-	-	-
Consumer	-	-	-	-	-
Total acquired impaired	2,149,926	1,625,815	-	1,870,380	78,532
Total impaired	$12,423,053	$8,720,339	$266,256	$9,644,505	$250,008

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

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following table documents changes in the carrying amount of acquired impaired loans (Purchase Credit Impaired of “PCI”) for the years ended March 31, along with the outstanding balance at the end of the period:

	2018	2017

Recorded investment at beginning of period	$1,341,935	$919,729
Fair value of loans acquired during the year	-	1,027,518
Accretion	27,744	28,036
Reductions for payments	(348,255)	(633,348)
Recorded investment at end of period	$1,021,424	$1,341,935
Oustanding principal balance at end of period	$1,274,022	$1,691,004

A summary of changes in the accretable yield for PCI loans for the years ended March 31, is as follows:

	2018	2017

Accretable yield, beginning of period	$59,639	$32,629
Addition from acquisition	-	55,046
Accretion	(27,744)	(28,036)
Reclassification from nonaccretable difference	-	-
Other changes, net	-	-
Accretable yield, end of period	$31,895	$59,639

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

A summary of TDRs at March 31, 2018 and 2017 follows:

	Number of
March 31, 2018	contracts	Performing	Nonperforming	Total
Real estate loans:
Residential	15	$1,230,166	$312,964	$1,543,130
Investor	-	-	-	-
Commercial	2	-	1,195,421	1,195,421
Commercial construction	-	-	-	-
Commercial business	1	605,488	-	605,488
Home equity loans	-	-	-	-
Consumer	-	-	-	-
	18	$1,835,654	$1,508,385	$3,344,039

	Number of
March 31, 2017	contracts	Performing	Nonperforming	Total
Real estate loans:
Residential	13	$1,261,603	$294,968	$1,556,571
Investor	-	-	-	-
Commercial	2	-	1,546,812	1,546,812
Commercial construction	-	-	-	-
Commercial business	1	643,999	-	643,999
Home equity loans	-	-	-	-
Consumer	-	-	-	-
	16	$1,905,602	$1,841,780	$3,747,382

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following table presents the number of contracts and the dollar amount of TDRs that were added during the years ended March 31, 2018 and 2017. The amount shown reflects the outstanding loan balance at the time of the modification.

Loans Modified as a TDR for the fiscal year ended
	March 31, 2018		March 31, 2017
	Number of	Outstanding recorded	Number of	Outstanding recorded
Troubled Debt Restructurings	contracts	investment	contracts	investment

Real estate loans:
Residential	3	$52,363	3	$97,401

There are no TDRs outstanding that defaulted over the twelve-month period ended March 31, 2018 and 2017. Earlier in fiscal 2017, there were 11 newly added TDR loans to one borrower for non-owner occupied residential real estate properties that had subsequently defaulted within twelve months. However, these loans were sold as part of a larger pool of loans in October 2016 and are no longer being reflected in these financial statements. Payment default under a TDR is defined as any TDR that is 90 days or more past due following the time that the loan was modified or the inability of the TDR to make the required payment subsequent to the modification. There are no commitments to extend credit under existing TDRs as of March 31, 2018.

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

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following tables present the March 31, 2018 and 2017 balances of classified loans based on the risk grade. Classified loans include Special Mention, Substandard, Doubtful, and Loss loans. The Bank had no loans classified as Doubtful or Loss as of March 31, 2018 or 2017.

	March 31, 2018			March 31, 2017
	LEGACY	ACQUIRED	TOTAL	LEGACY	ACQUIRED	TOTAL
Risk Rating:
Rating - Pass:
Real estate loans:
Residential	$87,863,805	$70,901,293	$158,765,098	$71,721,341	$81,228,457	$152,949,798
Investor	9,214,082	16,719,346	25,933,428	6,728,493	18,151,533	24,880,026
Commercial	92,955,370	11,563,547	104,518,917	84,789,748	13,387,987	98,177,735
Commercial construction	5,763,784	1,352,019	7,115,803	1,881,541	1,308,652	3,190,193
Commercial Business	37,978,293	1,841,226	39,819,519	19,376,763	2,019,337	21,396,100
Home Equity	13,935,732	5,928,787	19,864,519	13,269,478	7,133,164	20,402,642
Consumer	18,733,489	733,669	19,467,158	2,258,836	896,022	3,154,858
Total Pass	266,444,555	109,039,887	375,484,442	200,026,200	124,125,152	324,151,352

Rating - Special Mention:
Real estate loans:
Residential	2,365,652	925,521	3,291,173	1,499,436	1,724,987	3,224,423
Investor	-	297,209	297,209	-	408,803	408,803
Commercial	3,092,135	-	3,092,135	6,329,129	1,305,692	7,634,821
Commercial construction	-	-	-	-	-	-
Commercial Business	134,524	-	134,524	-	-	-
Home Equity	-	110,675	110,675	-	132,977	132,977
Consumer	96,474	-	96,474	-	788	788
Total Special Mention	5,688,785	1,333,405	7,022,190	7,828,565	3,573,247	11,401,812

Rating - Substandard:
Real estate loans:
Residential	469,554	922,252	1,391,806	331,976	938,945	1,270,921
Investor	60,949	444,254	505,203	13,976	219,308	233,284
Commercial	4,356,264	198,938	4,555,202	1,546,812	204,844	1,751,656
Commercial construction	-	-	-	-	-	-
Commercial Business	189,922	-	189,922	141,266	-	141,266
Home Equity	20,595	-	20,595	8,751	-	8,751
Consumer	19,485	32,394	51,879	-	40,790	40,790
Total - Substandard	5,116,769	1,597,838	6,714,607	2,042,781	1,403,887	3,446,668

Rating - Doubtful	-	-	-	-	-	-
Rating - Loss	-	-	-	-	-	-
TOTAL LOANS	$277,250,109	$111,971,130	$389,221,239	$209,897,546	$129,102,286	$338,999,832

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

The Bank’s maximum exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the credit commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. The Bank has established an off-balance sheet reserve for potential losses associated with any outstanding commitment or unused line of credit. The off-balance sheet reserve is a percentage of the outstanding commitment or unused line of credit that is based upon a discounted charge-off history associated with each respective loan segment. The reserve at March 31, 2018 and 2017 totaled $50,200 and $55,200, respectively. At March 31, 2018, management is not aware of any accounting loss to be incurred by funding these loan commitments at this time.

The Bank had the following outstanding commitments and unused lines of credit as of March 31, 2018 and 2017:

	March 31,	March 31,
	2018	2017

Unused commercial lines of credit	$9,187,810	$10,733,345
Unused home equity lines of credit	22,560,376	22,993,289
Unused consumer lines of credit	29,331	1,110,155
Residential construction loan commitments	4,234,076	8,047,156
Commercial construction loan commitments	8,968,416	7,091,564
Home equity loan commitments	389,600	84,000
Commercial loan commitments	5,125,000	1,089,218
Standby letter of credit	250,224	472,354

Note 8:	Related Party Transactions

The officers and directors of the Bank enter into loan transactions with the Bank in the ordinary course of business. The terms of these transactions are similar to the terms provided to other borrowers entering into similar loan transactions. All related party loans are subject to review by management and the board of directors.

Activity in these loans during the years ended March 31, 2018 and 2017 was as follows:

	2018	2017

Balance - Beginning of year	$345,314	$381,948
New loans and lines of credit advances	1,600	7,500
Principal repayments	(216,960)	(44,134)
Balance - End of year	$129,954	$345,314

At March 31, 2018 there were no new loans made to related parties during the fiscal year and $6,150 of credit available under certain lines of credit. At March 31, 2017 there were $7,500 of new loans made to related parties during the fiscal year and $6,150 of credit available under lines of credit. Deposits from officers and directors of the Bank totaled $1,033,558 and $1,122,872 at March 31, 2018 and 2017, respectively.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 9:	Premises and Equipment and Premises and Equipment Held For Sale

A summary of premises and equipment, excluding premises and equipment held for sale, and the related depreciation and amortization as of March 31, is as follows:

	Estimated Useful
	Life (in years)			2018	2017

Land				$1,064,046	$1,064,044
Office buildings and improvements	3	-	39	3,899,584	3,800,195
Furniture and equipment	3	-	7	2,711,893	2,602,749
Automobiles		5		43,505	43,505
Assets not in service				8,448	30,900
				7,727,476	7,541,393
Accumulated depreciation and amortization				(3,781,651)	(3,867,113)
Net premises and equipment				$3,945,825	$3,674,280

Depreciation and amortization expense				$325,320	$334,210

At March 31, 2018, the Bank had four operating leases that include three branches acquired from Fraternity and the administrative office lease in Baltimore County. The administrative office lease was renewed under a five-year option in December 2016, while two of the acquired branches have new leases due to relocation during fiscal 2018. Each of the lease agreements have options to renew at the end of the lease term. Rental expense under the four leases for the year ended March 31, 2018 was $511,884 compared to lease expense of $1,002,477 for March 31, 2017. The prior year lease expense includes the $495,000 in lease expense that is associated with closing one of our branches and the inability to get out of a respective lease agreement. The minimum future rental commitment under the current lease agreements at March 31, 2018 is as follows:

Year ending March 31,	Payments
2019	521,642
2020	543,727
2021	480,779
2022	353,841
2023	67,054
Thereafter	25,879

$1,992,922

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 10:	Goodwill and Other Intangible Assets

The Company’s intangible assets (goodwill and core deposit intangible) at March 31, 2018 consists of assets recorded in December 2009 associated with the acquisition of a branch office in Pasadena, Maryland and the acquisition of Fairmount in September 2015 and the acquisition of Fraternity in May 2016.  Only the goodwill related to the branch office acquisition in the amount of $2.7 million is deductible for tax purposes. We conducted our annual impairment test of goodwill as of December 31, 2017. In addition, due to the significant increase in tax expense resulting from the recording of a valuation allowance on our net deferred tax assets in the fourth quarter of fiscal 2018, we concluded that a triggering event had occurred. Therefore, we performed an additional goodwill impairment analysis during the quarter ending March 31, 2018. Based upon the impairment tests performed as of December 31, 2017 and March 31, 2018, the fair values exceeded the carrying values of our only reporting unit. As a result, no impairment to goodwill was recorded for the period ended March 31, 2018. The core deposit intangible asset is being amortized straight-line over a life of eight years.

The following table presents the changes in net book value of intangible assets for the years ended March 31, 2018 and 2017:

		Core deposit
	Goodwill	intangible

Balance April 1, 2016	$6,767,811	$618,300
Additions (1)	1,877,243	242,020
Post acquisition adjustments	(81,524)	-
Amortization	-	(121,022)
Balance March 31, 2017	8,563,530	739,298
Amortization	-	(126,064)

Balance March 31, 2018	$8,563,530	$613,234

(1) - Additions to intangible assets are related to the acquisition of Fraternity Community Bancorp, Inc.

The post-acquisition adjustment to goodwill shown in the table above was recorded in the first quarter of fiscal 2017. The adjustment represents a $451,000 write-down of several owner-occupied residential investor loans to one borrower that were acquired in the Fairmount acquisition and recording of an increase to the deferred tax asset related to a $533,000 net operating loss (NOL) from Fairmount’s final tax return. With regards to the investor loans, information we were not aware of at the time of the acquisition became available during the quarter ended June 30, 2016. Had we known this information at the time of the acquisition, we would have deemed these loans as impaired and valued them accordingly.

At March 31, 2018, future expected annual amortization associated with the core deposit intangible is as follows:

Year ending March 31,	Amount

2019	126,070
2020	123,737
2021	98,070
2022	98,070
2023	98,070
2024	64,174
2025	5,043
$613,234

Note 11:	Derivative – Interest Rate Swap Agreements

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. The Company posted $751,000 and $392,000 under collateral arrangements as of March 31, 2018 and 2017, respectively, to satisfy collateral requirements associated with the risk exposure associated with all interest rate swap agreements.

Interest Rate SWAPS Designated as Cash Flow Hedges

During fiscal 2017, the Company entered into several interest rate swaps that were designated as cash flow hedges. The interest rate swaps have notional amounts totaling $11.6 million as of March 31, 2018 and were designated as cash flow hedges of certain Federal Home Loan Bank advances. The purpose of the cash flow hedges is to match-fund longer-term assets with longer-term borrowings to reduce potential interest rate risk and cost by swapping a variable rate borrowing for a fixed rate borrowing. The aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value associated with the effective portion recorded in other comprehensive income (loss) and the ineffective portion recorded in other non-interest income. The cash flow hedges were determined to be ineffective during the quarter ended September 30, 2017. As such, a total of $1,075 of ineffectiveness has been reported in net income for the period ending March 31, 2018.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Summary information about the interest-rate swaps designated as cash flow hedges as of year-end is as follows:

	Notional	Effective		Pay Fixed	Receive
Interest Rate Swap	Amount	Start Date	Maturity Date	Rate	Floating Rate
FHLB Advance Swap 1	$1,850,000	March 9, 2017	March 9, 2022	2.24%	3-Month LIBOR
FHLB Advance Swap 2	1,850,000	March 9, 2017	March 9, 2024	2.41%	3-Month LIBOR
FHLB Advance Swap 3	1,850,000	March 9, 2017	March 9, 2027	2.57%	3-Month LIBOR
FHLB Advance Swap 4	2,000,000	March 29, 2017	March 29, 2022	2.08%	3-Month LIBOR
FHLB Advance Swap 5	2,000,000	March 29, 2017	March 29, 2024	2.24%	3-Month LIBOR
FHLB Advance Swap 6	2,000,000	March 29, 2017	March 29, 2027	2.40%	3-Month LIBOR
Total Notional Amount	$11,550,000

Interest expense recorded on the swap transactions totaled $110,926 and $4,800 for the fiscal years ending March 31, 2018 and 2017 and is reported as a component of interest expense relating to borrowed funds.

The following table reflects cash flow hedges included in the Consolidated Statements of Financial Condition as of March 31, 2018 and 2017:

	March 31, 2018		March 31, 2017
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Included in assets:
Interest rate swaps related to FHLB Advances	$11,550,000	$217,464

Included in liabilities:
Interest rate swaps related to FHLB Advances			$11,550,000	$83,634

The following tables present the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the fiscal year ended March 31, 2018:

Fiscal Year Ended March 31, 2018
	Amount of Gain	Amount of Gain	Amount of Gain
	(Loss) Recognized	(Loss) Reclassified	(Loss) Recognized in
	in OCI	from OCI to	Other Noninterest Income
	(Effective Portion)	Interest Income	(Ineffective Portion)

Interest Rate Contracts	$300,023	$-	$(1,075)

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

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

During the second quarter of fiscal 2016, the Company entered into the interest rate swap agreement with a $3.3 million notional amount to convert a fixed rate commercial real estate loan at 3.99% into a variable rate for a term of approximately 10 years. The notional amount of the interest rate swap and the offsetting commercial real estate loan were $3.1 and $3.2 million at March 31, 2018 and 2017, respectively. The derivative is designated as a fair value hedge.

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

The fair value hedge is summarized below:

	March 31, 2018			March 31, 2017
	Notional Amount	Principal Amount	Fair Value	Notional Amount	Principal Amount	Fair Value
Included in Loans and Leases:
Commercial real estate loan	$-	$3,091,892	$3,022,744	$-	$3,175,044	$3,201,691

Included in Other Assets:
Interest Rate Swap	$3,091,892	$-	$69,148	$-	-	$-

Included in Other Liabilities:
Interest Rate Swap	$-	-	$-	$3,175,044	-	$26,647

No gain or loss was recognized in earnings for the years ended March 31, 2018 and 2017 related to the interest rate swap due to the fact the gain or increase in the fair value of the commercial real estate was offset by the loss or decrease in the fair value of interest rate swap.

Note 12:	Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively:

	March 31, 2018		March 31, 2017
	Amount	% of Total	Amount	% of Total
Savings	$42,499,381	11%	$44,614,415	11%
Noninterest-bearing checking	29,557,943	7%	30,401,454	7%
Interest-bearing checking	27,219,285	7%	26,415,189	6%
Money market accounts	58,466,228	14%	62,962,902	15%
Time deposits	246,988,613	61%	247,632,742	60%
	$404,731,450	100%	$412,026,702	100%
Premium on deposits asssumed	411,525		829,072
Total deposits	$405,142,975		$412,855,774

The aggregate amount of time deposits in denominations of $250,000 or more is $20,633,911 and $21,594,387 at March 31, 2018 and 2017, respectively.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

A schedule of maturity of time deposits at March 31 is as follows:

Maturity period	2018	2017

Within one year	$125,075,179	$124,859,888
Over one year through two years	64,229,103	61,925,008
Over two years through three years	26,460,307	26,005,112
Over three years through four years	18,157,709	17,427,002
Over four years through five years	13,066,315	17,393,621
Greater than five years	-	22,111
	$246,988,613	$247,632,742

Note 13:	Federal Home Loan Bank Advances and Lines of Credit

The Bank may borrow up to $5,000,000 from a correspondent bank under a secured federal funds line of credit and $1,000,000 under an unsecured federal funds line of credit. The Bank would be required to pledge investment securities to draw upon the secured line of credit. There were no borrowings under these lines of credit at March 31, 2018 and 2017. The Bank also maintained a note payable on an automobile purchased during fiscal 2017. The original amount of the note was $28,805 with an interest rate of 1.95% for 36 months. The note was paid-off in January 2018.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Borrowings consist of advances from the Federal Home Loan Bank (FHLB). The Bank may borrow up to 25 percent of its assets under a line of credit agreement with the FHLB. Advances under the line of credit are secured by certain loans owned by the Bank. As of March 31, 2018 and 2017, the Bank had $68.3 million and $88.2 million, respectively, of available credit from the FHLB. Advances are limited by the balance of loans available for pledge. The amount of loans that were deemed eligible to pledge as collateral totaled $127.1 million at March 31, 2018 and $159.1 million at March 31, 2017. As a condition of obtaining the line of credit from the FHLB, the FHLB also requires the Bank purchase shares of capital stock in the FHLB. Information relating to borrowings at March 31, 2018 and 2017 is presented below.

	March 31, 2018			March 31, 2017
	Amount	Rate	Maturity Date	Amount	Rate	Maturity Date
FHLB advance (1)	$5,550,000	1.84%	6/11/2018	$5,550,000	0.94%	6/9/2017
FHLB advance (2)	6,000,000	1.90%	6/29/2018	6,000,000	0.93%	6/29/2017
FHLB advance	1,000,000	2.60%	7/2/2018	1,000,000	4.24%	7/31/2017
FHLB advance	1,000,000	3.05%	7/3/2018	5,000,000	4.28%	7/31/2017
FHLB advance	5,000,000	3.94%	7/23/2018	1,000,000	4.01%	8/21/2017
FHLB advance	1,000,000	1.74%	7/31/2018	1,000,000	0.91%	8/31/2017
FHLB advance	1,000,000	1.40%	8/21/2018	1,500,000	3.23%	11/24/2017
FHLB advance	4,000,000	1.94%	8/27/2018	1,500,000	3.40%	11/27/2017
FHLB advance	3,000,000	1.41%	8/27/2018	1,000,000	2.60%	7/2/2018
FHLB advance	5,000,000	3.38%	9/19/2018	1,000,000	3.05%	7/3/2018
FHLB advance	1,000,000	2.60%	10/2/2018	5,000,000	3.94%	7/23/2018
FHLB advance	1,000,000	1.95%	12/31/2018	5,000,000	3.38%	9/19/2018
FHLB advance	3,000,000	1.38%	7/31/2019	1,000,000	2.60%	10/2/2018
FHLB advance	3,000,000	1.96%	8/26/2019	-
FHLB advance	3,000,000	1.59%	8/26/2019	-
FHLB advance	3,000,000	1.42%	8/26/2019	-
FHLB advance	1,500,000	1.95%	11/25/2019	-
FHLB advance	1,500,000	1.78%	11/27/2019	-
FHLB advance	3,000,000	2.31%	2/3/2020	-
FHLB advance	1,000,000	2.15%	11/30/2020	-
FHLB advance	2,000,000	2.28%	12/28/2020	-
FHLB advance	2,000,000	2.49%	2/1/2021	-
FHLB advance	3,000,000	1.48%	8/25/2021	-
Note payable - auto	-			27,250	1.95%	2/17/2020
	60,550,000			35,577,250
Premium on FHLB advances assumed	122,140			547,649
Total borrowings	$60,672,140			$36,124,899

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

Note 14:	Income Taxes

The provisions for income taxes for the years ended March 31, 2018 and 2017 consist of the following components:

	Year Ended March 31,
	2018	2017
Tax expense (benefit):
Current:
Federal	$(22,566)	$(10,911)
State	$(6,599)	(5,193)
Deferred tax	8,081,203	(741,901)
Total tax expense (benefit)	$8,052,038	$(758,005)

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

A reconciliation of the provision for taxes on income from the statutory federal income tax rate to the effective income tax rates follows:

	Year Ended March 31,
	2018	2017

Tax at statutory federal income tax rate	$615,952	$(573,507)
Tax effect of:
Tax-exempt income	(491,456)	(260,637)
State income taxes, net of federal impact	42,442	(90,427)
Valuation allowance on income tax benefits	5,790,102	-
Impact of the Tax Act	2,318,118	-
Nondeductible expenses and other	55,397	166,566
Other	(278,517)	-
Income tax expense (benefit)	$8,052,038	$(758,005)

The following is a summary of the tax effects of the temporary differences and tax attributes between financial and income tax accounting that give rise to deferred tax assets and deferred tax liabilities as of March 31:

	2018	2017
Deferred tax assets:
Allowance for loan losses	$627,297	$887,510
Nonaccrual interest	219,172	197,363
Deferred compensation	547,968	822,939
Foreclosed real estate write down and holding costs	162,973	221,010
Deferred loan costs	34,870	42,285
Capital loss carryforward	-	48,872
Charitable contribution carryforward	28,272	42,098
Net operating loss carryforward	3,227,274	4,414,529
Stock based payment awards	66,968	80,833
Unrealized loss on investment securities available for sale	728,266	862,673
AMT credit carryover	245,260	225,294
Acquisition activity	510,506	1,078,763
Other	39,692	-
	6,438,518	8,924,169
Valuation allowance on deferred tax asset	(5,790,102)	(42,364)
	648,416	8,881,805

Deferred tax liabilities:
FHLB stock dividends	63,486	91,004
Goodwill and other intangible assets	522,993	717,933
Accumulated depreciation	61,937	65,193
Other	-	30,825
	648,416	904,955

Net deferred tax asset	$-	$7,976,850

Deferred income taxes reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The largest component of our net deferred tax asset at March 31, 2018 was our net operating loss carryforwards and temporary differences related to the activity in our allowance for loan losses and unrealized loss on investment securities available for sale. The Company records a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not, that some or all of the deferred tax assets will not be realized. Due to the Company remaining in a cumulative loss position for three consecutive years, management has concluded that it is more likely-than-not that the Company will be unable to realize its deferred tax assets in the foreseeable future, and accordingly has established a full valuation allowance of $5.8 million which equals 100% of the net deferred tax assets at March 31, 2018. If, in the future, the Company generates taxable income on a sustained basis sufficient to support the deferred tax assets, the need for a deferred tax valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation at that time.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The Company has a federal net operating loss carryforward (NOL) of $12.0 million as of March 31, 2018, which will expire within the period of the years ending March 31, 2030 through 2037, including $4.9 million and $1.9 million of federal NOL assumed in the acquisition of Fraternity and Fairmount, respectively. As a result of the change in ownership, the utilization of Fraternity and Fairmount’s NOL carryforwards is subject to limitations imposed under Code Section 382 of the Internal Revenue Code. The state NOL for the Company is $11.0 million and also expires within the same period as the federal NOL. In addition, other tax attributes consisted of charitable contribution carryforwards of $102,742 and AMT credit carryovers of $245,620 at March 31, 2018. Under the Tax Act, the AMT credit carryovers are refundable over a period beginning in 2018. Charitable contribution carryovers have a limited life of five years.

On December 22, 2017, the Tax Act was passed into law.  The Tax Act included a broad range of tax reform including changes to tax rates and deductions that were effective January 1, 2018. The primary change for the Company was the lowering of the federal corporate income tax rate to 21% from maximum of 35%. The decrease in the enacted corporate tax rate expected to apply when the Company’s temporary differences are realized or settled resulted in a revaluation of the Company’s net deferred tax asset of $2.3 million with a corresponding charge to income tax expense. Based on information available and our current interpretation of the Tax Act, the Company has made reasonable estimates of the impact from the reduction in the corporate tax rate on the remeasurement of applicable deferred tax assets and liabilities. However, certain deferred tax assets and liabilities will continue to be evaluated in the context of the Tax Act through the date of the filing of our March 31, 2018 federal income tax return, and may change as a result of evolving management interpretations, elections, and assumptions, as well as new guidance that may be issued by the Internal Revenue Service. Management expects to complete its analysis within the measurement period in accordance with SAB 118.

The Company’s tax returns are subject to review and examination by federal and state taxing authorities. The Company’s tax returns are currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended March 31, 2015 through March 31, 2017. Years in which an NOL is created though are still open for examination. The establishment of a valuation allowance on our deferred tax assets for financial reporting purposes does not affect how the net operating loss carryforwards may be utilized on our subsequent income tax returns. The Company does not have any uncertain tax positions that are deemed material, and did not recognize any adjustments for unrecognized tax benefits.

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

Under the revised prompt corrective action requirements, as of January 1, 2015, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8%; (3) a total risk-based capital ratio of 10% and (4) a Tier 1 leverage ratio of 5%. As of March 31, 2018, the Bank met all capital adequacy requirements under the Basel III Capital Rules to be considered “well capitalized” under prompt corrective action rules.

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

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following table presents actual and required capital ratios as of March 31, 2018 and March 31, 2017 for Hamilton Bank and the Company under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of January 1, 2018 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital		To be well
	Actual		Required - Basel III		Required - Basel III		capitalized (1)
			Phase-In Schedule		Fully Phased-In
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)		(dollars in thousands)
March 31, 2018

Common equity tier 1 capital (to risk-weighted assets)
Hamilton Bank	$39,126	10.61%	$23,498	6.375%	$25,802	7.00%	$23,959	6.50%
Hamilton Bancorp	47,308	12.79%	23,582	6.375%	25,894	7.00%	24,044	6.50%
Total risk-based capital (to risk-weighted assets)
Hamilton Bank	41,998	11.39%	36,399	9.875%	38,703	10.50%	36,860	10.00%
Hamilton Bancorp	50,180	13.57%	36,529	9.875%	38,841	10.50%	36,992	10.00%
Tier 1 capital (to risk-weighted assets)
Hamilton Bank	39,126	10.61%	29,027	7.875%	31,331	8.50%	29,488	8.00%
Hamilton Bancorp	47,308	12.79%	29,131	7.875%	31,443	8.50%	29,593	8.00%
Tier 1 capital (to adjusted total assets)
Hamilton Bank	39,126	7.64%	20,497	4.000%	20,497	4.00%	25,621	5.00%
Hamilton Bancorp	47,308	8.15%	20,674	4.000%	20,674	4.00%	25,843	5.00%

March 31, 2017

Common equity tier 1 capital (to risk-weighted assets)
Hamilton Bank	$40,084	12.13%	$18,996	5.750%	$23,126	7.00%	$21,474	6.50%
Hamilton Bancorp	48,318	14.56%	19,078	5.750%	23,225	7.00%	$21,566	6.50%
Total risk-based capital (to risk-weighted assets)
Hamilton Bank	42,334	12.81%	30,559	9.250%	34,689	10.50%	33,037	10.00%
Hamilton Bancorp	50,568	15.24%	30,690	9.250%	34,838	10.50%	33,179	10.00%
Tier 1 capital (to risk-weighted assets)
Hamilton Bank	40,084	12.13%	23,952	7.250%	28,081	8.50%	26,429	8.00%
Hamilton Bancorp	48,318	14.56%	24,055	7.250%	28,202	8.50%	26,543	8.00%
Tier 1 capital (to adjusted total assets)
Hamilton Bank	40,084	8.28%	19,365	4.000%	19,365	4.00%	24,207	5.00%
Hamilton Bancorp	48,318	9.96%	19,402	4.000%	19,402	4.00%	24,253	5.00%

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

In its regulatory report filed as of March 31, 2018, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. Management is not aware of any events that would have caused this classification to change. Management has no plans that should change the classification of the capital adequacy.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 16:	Defined Contribution Retirement Plan

The Bank offers a retirement plan qualifying under section 401(k) of the Internal Revenue Code to its employees. The Plan covers all full-time employees with one year of service who have reached 18 years of age. The Bank contributes three percent of each participant’s eligible compensation to the Plan. The Bank may make elective deferrals as well, upon Board of Directors approval. During the years ended March 31, 2018 and 2017, the Bank recorded expense of $174,065 and $145,082, respectively, related to the 401(k) Plan.

Note 17:	Employee Stock Ownership Plan

In connection with the conversion to stock form in October 2012, the Company established an Employee Stock Ownership Plan (ESOP) for the exclusive benefit of eligible employees. Eligible employees include all employees over the age of 21that have completed 1,000 hours of service over a continuous twelve-month period. The ESOP borrowed funds from the Company in the amount of $2,962,400, which was sufficient to purchase 296,240 shares or 8% of the Common Stock issued in the offering. The shares were acquired at a price of $10.00 per share.

The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 20-year term of the loan with funds from the Bank’s contributions to the ESOP and dividends paid on the stock, if any. The interest rate on the ESOP loan is an adjustable rate equal to the lowest prime rate, as published in the Wall Street Journal. The interest rate will adjust annually and will be the prime rate on the first business day of the calendar year. The interest rate on the loan as of March 31, 2018 is 4.50%.

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

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Statement of financial Condition. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the fair market price of the shares as they are committed to be released from the unallocated suspense account to participants’ accounts. The shares allocated will then become outstanding shares for earnings per share computations. The ESOP compensation expense for the year ended March 31, 2018 and 2017 was $224,481 and $235,633, respectively.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

A summary of ESOP shares at March 31, 2018 and 2017 is as follows:

	2018	2017

Shares allocated to employees	88,872	74,060
Unearned shares	207,368	222,180
Total ESOP shares	296,240	296,240
Fair value of unearned shares	$2,954,994	$3,410,463

Note 18:	Stock Based Compensation

In November 2013, the Company’s shareholders approved a new Equity Incentive Plan (the “2013 Equity Incentive Plan’’). The 2013 Equity Incentive Plan allows for up to 148,120 shares to be issued to employees, executive officers or Directors in the form of restricted stock, and up to 370,300 shares to be issued to employees, executive officers or Directors in the form of stock options. At March 31, 2018, there were 83,900 restricted stock awards issued and outstanding and 247,850 stock option awards granted under the 2013 Equity Incentive Plan.

Stock Options:

Under the above plan, the exercise price for stock options is the market price at date of grant. The maximum option term is ten years and the options granted shall vest in five equal annual installments of 20% with the first installment becoming exercisable on the first anniversary of the date of grant and succeeding installments on each anniversary thereafter. The Company plans to issue new shares to satisfy share option exercises. The total expense that has been incurred for the stock option plan was $229,569 and $216,735 for the years ended March 31, 2018 and 2017, respectively.

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

The fair value of options granted to date was determined using the following weighted-average assumptions as of grant date.

Grant Date	Number of Options Granted	Risk Free Interest Rate	Expected Term (in years)	Expected Stock Price Volatility	Dividend Yield	Fair Value of Options Granted

February 3, 2014	225,150	2.07%	7.0	27.30%	0.00%	$4.65
November 1, 2016	19,000	1.61%	7.0	27.17%	0.00%	$4.35
February 3, 2017	3,700	2.27%	7.0	27.26%	0.00%	$5.18

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

A summary of stock option activity for the year ended March 31, 2018 and 2017 is as follows:

March 31, 2018:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at April 1, 2017	242,350	$13.84	7.1
Granted	-	-	-
Exercised	-	-	-
Forfeited, exchanged or expired	-	-	-
Outstanding at March 31, 2018	242,350	$13.84	6.1

Vested at March 31, 2018	180,260	$13.84	5.8

March 31, 2017:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at April 1, 2016	219,650	$13.85	7.8
Granted	22,700	13.78	10.0
Exercised	-	-	-
Forfeited, exchanged or expired	-	-	-
Outstanding at March 31, 2017	242,350	$13.84	7.1

Vested at March 31, 2017	131,790	$13.85	6.8

As of March 31, 2018, there was $248,272 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The expense is expected to be recognized over a weighted-average period of 1.7 years. The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $14.25 at March 31, 2018, the options outstanding had an intrinsic value of $102,110.

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

A summary of changes in the Company’s nonvested shares for the year is as follows:

		Weighted-Average
March 31, 2018:	Shares	Fair Value
Nonvested shares at April 1, 2017	36,220	$13.76
Granted	-	-
Vested	(16,780)	13.78
Forfeited	-	-
Nonvested shares at March 31, 2018	19,440	$13.74

Fair Value of shares vested at March 31, 2018	$918,555

		Weighted-Average
March 31, 2017:	Shares	Fair Value
Nonvested shares at April 1, 2016	50,600	$13.76
Granted	2,000	13.93
Vested	(16,380)	13.78
Forfeited	-	-
Nonvested shares at March 31, 2017	36,220	$13.76

Fair Value of shares vested at March 31, 2017	$731,888

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following table outlines the vesting schedule of the nonvested restricted stock awards as of March 31, 2018:

Year Ending	Number of
March 31,	Restricted Shares
2019	16,780
2020	1,780
2021	480
2022	400
19,440

The Company recorded restricted stock awards expense of $231,276 and $227,646 for the years ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was $225,445 of total unrecognized compensation expense related to nonvested shares granted under the 2013 stock incentive plan. The cost is expected to be recognized over a weighted-average period of 1.2 years.

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

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Fair value measurements on a recurring basis

Securities available for sale – If quoted prices are available in an active market for identical assets, securities are classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. As of March 31, 2018 and 2017, the Bank has categorized its investment securities available for sale as follows:

	Level 1	Level 2	Level 3
March 31, 2018	inputs	inputs	inputs	Total

U.S. government agencies	$-	$2,718,649	$-	$2,718,649
Municipal bonds	-	11,705,991	-	11,705,991
Corporate bonds		-	1,954,076	1,954,076
Mortgage-backed securities	-	59,025,404	16	59,025,420
Total investment securities available for sale	$-	$73,450,044	$1,954,092	$75,404,136

	Level 1	Level 2	Level 3
March 31, 2017	inputs	inputs	inputs	Total

U.S. government agencies	$-	$3,512,303	$-	$3,512,303
Municipal bonds	-	14,239,526	1,928,313	16,167,839
Corporate bonds		1,916,522	-	1,916,522
Mortgage-backed securities	-	80,829,991	2,473	80,832,464
Total investment securities available for sale	$-	$100,498,342	$1,930,786	$102,429,128

During fiscal 2018, a corporate bond and one mortgage-backed security were moved from a Level 2 input to a Level 3 input. The quantitative unobservable input for these bonds was obtained based upon pricing from an independent third party. The securities were classified as a Level 3 input because there was no active market for these securities to obtain a fair value. Conversely, during fiscal 2018, several municipal bonds and mortgage backed securities were moved from Level 3 input to Level 2 input as additional market data and inputs became available.

Derivative – Interest rate swap agreements - The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2). The quantitative models that are used utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. As of March 31, 2018 and 2017, the bank has categorized its interest rate swaps and related loan as follows:

	Level 1	Level 2	Level 3
March 31, 2018	inputs	inputs	inputs	Total

Loans - Commercial real estate loan	$-	$3,022,744	$-	$3,022,744
Derivative - Interest rate swap designated as fair value hedge	-	69,148	-	69,148
Derivatives - Interest rate swaps designated as cash flow hedge	-	217,464	-	247,736

	Level 1	Level 2	Level 3
March 31, 2017	inputs	inputs	inputs	Total

Loans - Commercial real estate loan	$-	$3,201,691	$-	$3,201,691
Derivative - Interest rate swap designated as fair value hedge	-	(26,647)	-	(26,647)
Derivatives - Interest rate swaps designated as cash flow hedge	-	(83,634)	-	(83,634)

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following table presents the valuation and unobservable inputs for Level 3 assets measured at fair value on a recurring basis at March 31, 2018:

		Valuation	Unobservable	Range of
Description	Fair Value	Methodology	Inputs	Inputs

Investment securities	$1,954,092	3rd party valuation	Discount to reflect current market conditions	0.00%	-	10.00%

The following table presents a reconciliation of the investments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	March 31, 2018	March 31, 2017
Balance, beginning of year	$1,930,786	$1,898,640

Transfers in:
Corporate bonds	1,954,076	-
Mortgage-backed securities	16	2,473
Municipal bonds	-	1,928,313

Transfers out:
Corporate bonds	-	1,898,640
Mortgage-backed securities	2,473	-
Municipal bonds	1,928,313	-

Balance, end of year	$1,954,092	$1,930,786

Fair value measurements on a nonrecurring basis

Impaired Loans - The Bank has measured impairment generally based on the fair value of the loan's collateral. Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. At March 31, 2018 and 2017, the fair values consist of loan balances of $8,720,339 and $5,657,048 that have been written down by $266,256 and $285,359, respectively, as a result of specific loan loss allowances.

Foreclosed real estate – The Bank's foreclosed real estate is measured at the lower of carrying value or fair value less estimated cost to sell. At March 31, 2018 and 2017, the fair value of foreclosed real estate was estimated to be $457,778 and $503,094, respectively. Fair value was determined based on offers and/or appraisals. Cost to sell the assets was based on standard market factors. The Company has categorized its foreclosed assets as Level 3.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Premises and equipment held for sale – The Bank’s premises and equipment held for sale is measured at the fair value less estimated cost to sell. The assets in fiscal 2017 totaling $547,884 were acquired in the acquisition of Fraternity and sold during the quarter ending December 31, 2017. Fair value was determined based upon appraisals and the cost to sell these assets was determined using standard market factors. The Company has categorized its premises and equipment held for sale as Level 3.

	Level 1	Level 2	Level 3
	inputs	inputs	inputs	Total
March 31, 2018

Impaired loans	$-	$-	$8,454,083	$8,454,083
Foreclosed real estate	-	-	457,778	457,778
Premises and equipment held for sale	-	-	-	-
Loans held for sale	-	-	-	-

	Level 1	Level 2	Level 3
	inputs	inputs	inputs	Total
March 31, 2017

Impaired loans	$-	$-	$5,371,689	$5,371,689
Foreclosed real estate	-	-	503,094	503,094
Premises and equipment held for sale	-	-	547,884	547,884
Loans held for sale	-	-	-	-

The following table presents the valuation and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at March 31, 2018:

		Valuation	Unobservable	Range of
Description	Fair Value	Methodology	Inputs	Inputs

Impaired loans, net of allowance	$8,454,083	Appraised value	Discount to reflect current market conditions	0.00%	-	25.00%
		Discounted cash flows	Discount rates	2.63%	-	7.25%

Foreclosed real estate	$457,778	Appraised value	Discount to reflect current market conditions	0.00%	-	25.00%

The following table summarizes changes in foreclosed real estate for the years ended March 31, 2018 and 2017, which is measured on a nonrecurring basis using significant unobservable, level 3, inputs:

	Year Ended March 31,
	2018	2017
Balance at beginning of period	$503,094	$443,015
Transfer to foreclosed real estate	23,834	126,575
Write-down of foreclosed real estate	(31,955)	0
Proceeds from sale of foreclosed real estate	(35,896)	(60,258)
Loss on sale of foreclosed real estate	(1,299)	(6,238)
Balance at end of period	$457,778	$503,094

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The remaining financial assets and liabilities are not reported on the balance sheets at fair value on a recurring basis. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	March 31, 2018		March 31, 2017
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Financial assets
Level 1 inputs
Cash and cash equivalents	$23,368,415	$23,368,415	$29,353,921	$29,353,921

Level 2 inputs
Federal Home Loan Bank stock	3,122,400	3,122,400	2,020,200	2,020,200
Bank-owned life insurance	17,455,850	17,455,850	18,253,348	18,253,348

Level 3 inputs
Certificates of deposit held as investment	499,189	492,751	499,280	505,641
Loans receivable, net of unearned income	387,328,993	385,818,260	335,758,154	337,444,534

Financial liabilities
Level 3 inputs
Deposits	405,142,975	405,026,957	412,855,774	413,148,503
Advance payments by borrowers for taxes and insurance	1,962,665	1,962,665	1,868,110	1,868,110
Borrowings	60,672,140	60,494,922	36,124,899	36,697,631

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

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 20:	Condensed Financial Statements of Parent Company

Presented below are the condensed statements of financial condition as of March 31, 2018 and 2017, and the related condensed statements of operations and condensed statements of cash flows for Hamilton Bancorp, Inc. for the years ended March 31, 2018 and 2017.

Condensed Statements of Financial Condition

	March 31, 2018	March 31, 2017

Assets
Cash and due from bank	$3,421,827	$3,250,700
Investment securities available-for-sale	1,995,625	2,016,730
Loans and leases, net of unearned income	433,222	479,473
ESOP loan receivable	2,214,298	2,332,992
Investment in bank subsidiary	45,903,508	51,487,261
Other assets	107,652	224,074
Total Assets	$54,076,132	$59,791,230

Liabilities	$-	$-

Shareholders' Equity
Common stock	34,076	34,111
Additional paid in capital	32,113,534	31,656,235
Retained earnings	25,920,490	31,730,673
Unearned ESOP shares	(2,073,680)	(2,221,800)
Accumulated other comprehensive loss	(1,918,288)	(1,407,989)
Total Shareholders' Equity	54,076,132	59,791,230
Total Liabilities and Shareholders' Equity	$54,076,132	$59,791,230

Condensed Statements of Operations
Years Ended March 31, 2018 and 2017

	March 31, 2018	March 31, 2017
Interest revenue
Interest on loans, including fees	$21,213	$30,464
Interest on bank deposits	3,059	5,307
Interest on investments	21,967	18,932
Interest on ESOP loan	90,526	87,710
Total interest revenue	136,765	142,413

Noninterest expenses
Legal	45,466	25,232
Other professional services	-	587
Merger related expenses	-	219,417
Other operating	159,870	171,516
Total noninterest expenses	205,336	416,752

Loss before income tax benefit and equity in net loss of bank subsidiary	(68,571)	(274,339)
Income tax expense (benefit)	58,014	(16,013)
Loss before equity in net loss of bank subsidiary	(126,585)	(258,326)

Equity in net loss of bank subsidiary	(5,922,357)	(670,456)

Net loss	$(6,048,942)	$(928,782)

HAMILTON BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Condensed Statements of Cash Flows
Years Ended March 31, 2018 and 2017

	March 31, 2018	March 31, 2017

Cash flows from operating activities:
Net loss	$(6,048,942)	$(928,782)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Equity in undistributed net loss of subsidiary	5,922,357	670,456
Amortization of premium on investment securities	13,034	4,707
Increase (decrease) in other assets	119,768	(9,593)
Decrease in other liabilities	-	(23,976)

Net cash provided (used) by operating activities	6,217	(287,188)

Cash flows from investing activities:
Acquistion, net of cash acquired	-	(22,430,749)
Principal collected on ESOP loan	118,694	116,819
Principal repayments on loans	46,251	153,313
Proceeds from maturing and called securities available for sale, including principal pay downs	-	1,000,000
Purchase of investment securities available-for-sale	-	(2,026,900)

Net cash provided (used) by investing activities	164,945	(23,187,517)

Cash flows from financing activities:
Dividend from Bank subsidiary	-	24,000,000
Dividend to Bank subsidiary	-	(3,000,000)
Issuance of restricted stock	-	20
Redemption of restricted stock	(35)	(45)

Net cash (used) provided by financing activities	(35)	20,999,975

Net increase (decrease) in cash and cash equivalents	171,127	(2,474,730)
Cash and cash equivalents at beginning of period	3,250,700	5,725,430
Cash and cash equivalents at end of period	$3,421,827	$3,250,700