Form 10-Q
period 2018-06-30
Hamilton Bancorp, Inc.
filed 2018-08-13
CIK 1551739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [ X ]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ X ]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

YES [   ]     NO [X]

The Registrant’s common stock, par value $0.01 per share, consisted of 3,416,414 shares issued and outstanding as of August 13, 2018.

Hamilton Bancorp, Inc. and Subsidiary

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

June 30, 2018 and March 31, 2018

	June 30,	March 31,
	2018	2018
	(Unaudited)	(Audited)
Assets
Assets
Cash and due from banks	$28,820,533	$15,488,396
Federal funds sold	7,238,852	7,880,019
Cash and cash equivalents	36,059,385	23,368,415
Certificates of deposit held as investment	499,167	499,189
Securities available for sale, at fair value	72,638,697	75,404,136
Federal Home Loan Bank stock, at cost	2,994,900	3,122,400
Loans	381,044,039	390,420,885
Allowance for loan losses	(2,836,987)	(2,821,903)
Net loans and leases	378,207,052	387,598,982
Premises and equipment, net	3,928,511	3,945,825
Foreclosed real estate	457,778	457,778
Accrued interest receivable	1,470,881	1,468,382
Bank-owned life insurance	17,569,375	17,455,850
Income taxes refundable	40,000	40,000
Goodwill and other intangible assets	9,145,248	9,176,764
Other assets	2,264,055	2,995,741
Total Assets	$525,275,049	$525,533,462

Liabilities and Shareholders' Equity
Liabilities
Noninterest-bearing deposits	$27,485,033	$29,557,943
Interest-bearing deposits	376,989,028	375,585,032
Total deposits	404,474,061	405,142,975
Borrowings	59,599,093	60,672,140
Advances by borrowers for taxes and insurance	2,707,378	1,962,665
Other liabilities	3,575,171	3,679,550
Total liabilities	470,355,703	471,457,330

Commitments and contingencies	-	-

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized. Issued and outstanding: 3,416,414 shares at June 30, 2018 and 3,407,613 shares at March 31, 2018	34,164	34,076
Additional paid in capital	32,239,049	32,113,534
Retained earnings	26,799,923	25,920,490
Unearned ESOP shares	(2,073,680)	(2,073,680)
Accumulated other comprehensive loss	(2,080,110)	(1,918,288)
Total shareholders' equity	54,919,346	54,076,132
Total Liabilities and Shareholders' Equity	$525,275,049	$525,533,462

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

Three Months Ended June 30, 2018 and 2017

	Three Months Ended
	June 30,
	2018	2017
Interest revenue
Loans, including fees	$4,407,943	$3,848,013
U.S. treasuries, government agencies and FHLB stock	53,689	32,684
Municipal and corporate bonds	94,411	113,969
Mortgage-backed securities	275,008	338,906
Federal funds sold and other bank deposits	110,719	54,408
Total interest revenue	4,941,770	4,387,980

Interest expense
Deposits	875,064	660,458
Borrowed funds	258,588	134,270
Total interest expense	1,133,652	794,728

Net interest income	3,808,118	3,593,252
Provision for loan losses	60,000	160,000
Net interest income after provision for loan losses	3,748,118	3,433,252

Noninterest revenue
Service charges	120,584	119,199
Gain on sale of loans held for sale	9,542	-
Earnings on bank-owned life insurance	113,525	122,576
Other	47,123	24,717
Total noninterest revenue	290,774	266,492

Noninterest expenses
Salaries	1,467,581	1,459,998
Employee benefits	411,842	393,174
Occupancy	271,828	260,838
Advertising	17,024	27,028
Furniture and equipment	90,299	83,984
Data processing	192,654	164,850
Legal services	56,338	101,890
Other professional services	98,316	180,302
Deposit insurance premiums	101,109	57,128
Foreclosed real estate expense and losses	-	1,186
Other operating	452,468	422,647
Total noninterest expense	3,159,459	3,153,025

Income before income taxes	879,433	546,719
Income tax expense	-	154,342
Net Income	$879,433	$392,377

Net income per common share:
Basic	$0.27	$0.12
Diluted	$0.27	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

Three Months Ended June 30, 2018 and 2017

	Three Months Ended
	June 30,
	2018	2017

Net income	$879,433	$392,377
Other comprehensive (loss) income:
Unrealized (loss) gain on investment securities available for sale	(259,861)	549,343
Reclassification adjustment for realized loss (gain) on investment securities available for sale included in net income	-	-
Total unrealized (loss) gain on investment securities available for sale	(259,861)	549,343
Unrealized gain (loss) on derivative transactions	98,039	(209,948)
Income tax expense relating to investment securities available for sale and derivative transactions	-	133,874
Other comprehensive (loss) income	(161,822)	205,521

Total comprehensive income	$717,611	$597,898

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three Months Ended June 30, 2018 and 2017

					Accumulated
		Additional		Unearned	other	Total
	Common	paid-in	Retained	ESOP	comprehensive	shareholders'
	stock	capital	earnings	shares	loss	equity

Balances at April 1, 2017	$34,111	$31,656,235	$31,730,673	$(2,221,800)	$(1,407,989)	$59,791,230
Net income	-	-	392,377	-	-	392,377
Unrealized gain on available for sale securities, net of tax effect of $ 216,688	-	-	-	-	332,655	332,655
Unrealized loss on derivative transactions securities, net of tax effect of $(82,814)	-	-	-	-	(43,500)	(43,500)
Stock based compensation - options	-	57,392	-	-	-	57,392
Stock based compensation - restricted stock	-	57,819	-	-	-	57,819

Balances at June 30, 2017	$34,111	$31,771,446	$32,123,050	$(2,221,800)	$(1,118,834)	$60,587,973

Balances at April 1, 2018	$34,076	$32,113,534	$25,920,490	$(2,073,680)	$(1,918,288)	$54,076,132
Net income	-	-	879,433	-	-	879,433
Unrealized loss on available for sale securities, net of tax effect of $ -0-	-	-	-	-	(259,861)	(259,861)
Unrealized gain on derivative transactions, net of tax effect of $ -0-	-	-	-	-	98,039	98,039
Stock based compensation - options	-	61,514	-	-	-	61,514
Restricted stock - compensation and activity	88	64,001	-	-	-	64,089

Balances at June 30, 2018	$34,164	$32,239,049	$26,799,923	$(2,073,680)	$(2,080,110)	$54,919,346

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended June 30, 2018 and 2017

	Three Months Ended
	June 30,
	2018	2017

Cash flows from operating activities
Interest received	$5,014,653	$4,515,279
Fees and commissions received	167,707	143,916
Interest paid	(1,286,649)	(1,066,546)
Cash paid to suppliers and employees	(2,291,909)	(2,393,508)
Origination of loans held for sale	(453,100)	-
Proceeds from sale of loans held for sale	462,642	-
Net cash provided by operating activities	1,613,344	1,199,141

Cash flows from investing activities
Proceeds from maturing and called securities available for sale, including principal pay downs	4,332,019	4,126,059
Purchase of investment securities available for sale	(1,985,000)	-
Redemption of Federal Home Loan Bank stock	127,500	-
Loans made, net of principal repayments	9,415,130	(14,747,850)
Purchase of premises and equipment	(67,026)	(121,649)
Net cash provided (used) by investing activities	11,822,623	(10,743,440)

Cash flows from financing activities
Net increase (decrease) in
Deposits	(587,837)	(428,522)
Advances by borrowers for taxes and insurance	744,713	974,614
Proceeds from borrowings	-	11,550,000
Payments of borrowings	(1,000,000)	(11,553,111)
Interest rate swap on FHLB borrowings	98,039	(126,314)
Issuance of restricted stock	88	-
Net cash (used) provided by financing activities	(744,997)	416,667

Net increase (decrease) in cash and cash equivalents	12,690,970	(9,127,632)

Cash and cash equivalents at beginning of period	23,368,415	29,353,921

Cash and cash equivalents at end of period	$36,059,385	$20,226,289

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

	Three Months Ended
	June 30,
	2018	2017

Reconciliation of net income to net cash provided by operating activities
Net income	$879,433	$392,377
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of premiums on certificates of deposit	22	23
Amortization of premiums on securities	158,560	238,628
Write-down of foreclosed real estate	-	1,186
Loan discount accretion	(75,104)	(450)
Deposit premium amortization	(81,077)	(125,009)
Borrowing premium amortization	(73,047)	(146,560)
Core deposit intangible asset amortization	31,516	31,516
Premises and equipment depreciation and amortization	84,340	79,517
Stock based compensation	125,515	115,212
Provision for loan losses	60,000	160,000
Decrease (increase) in
Accrued interest receivable	(2,499)	(108,369)
Cash surrender value of life insurance	(113,525)	(122,576)
Income taxes refundable and deferred income taxes	-	154,342
Other assets	731,685	229,464
Increase (decrease) in
Accrued interest payable	1,127	(249)
Deferred loan origination fees	(8,096)	(2,533)
Other liabilities	(105,506)	302,622
Net cash provided by operating activities	$1,613,344	$1,199,141

Noncash investing activity
Real estate acquired through foreclosure	$-	$17,305

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2018

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. We derived the balances as of March 31, 2018 from audited financial statements. Operating results for the three months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019, or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018.

HAMILTON BANCORP INC., AND SUBSIDIARY

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

Investment Securities. Management determines the appropriate classification of investment securities at the time of purchase. Securities that may be sold before maturity are classified as available for sale and carried at fair value. Investment securities that management has the intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. All investment securities held by Hamilton at June 30, 2018 and March 31, 2018 were classified as available for sale.

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

HAMILTON BANCORP INC., AND SUBSIDIARY

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

HAMILTON BANCORP INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Management considers a number of factors in estimating the required level of the allowance. These factors include: historical loss experience in the loan portfolios; the levels and trends in past-due and nonaccrual loans; the status of nonaccrual loans and other loans identified as having the potential for further deterioration; credit risk and industry concentrations; trends in loan volume; the effects of any changes in lending policies and procedures or underwriting standards; and a continuing evaluation of the economic environment. As part of the estimation process, management keeps the net charge-off history as a percentage of loans, as it pertains to each loan segment, constant across all risk ratings and alters the qualitative factors either up or down based upon the respective risk rating for each loan segment.

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

HAMILTON BANCORP INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Revenue from Contracts with Customers. We record revenue from contracts with customers in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). Under Topic 606, we must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) we satisfy a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods. Our primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of Topic 606. We have evaluated the nature of our contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Operation was not necessary. Contracts with customers are generally fully satisfied in regard to performance obligations as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.

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

Recent Accounting Pronouncements

ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities. This ASU’s objectives are to: (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities; and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. The ASU is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The Company does not expect the adoption of ASU 2017-12 to have a material impact on the Company’s consolidated financial statements.

ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company will evaluate the guidance in this update but does not expect it to have a significant impact on the Company’s consolidated financial statements.

HAMILTON BANCORP INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. This update removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under the ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This guidance clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under this guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The amended guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in FASB guidance for revenue recognition. This guidance was effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company adopted this guidance effective April 1, 2018 and it did not have a material impact on our consolidated financial statements.

ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update addresses diversity on how certain cash receipts and payments are reflected in the statement of cash flows. The update made the following changes that may affect the Company: (1) Debt Prepayment or Debt Extinguishment Costs: Cash payments for debt prepayment or debt extinguishment costs should be classified as cash flows for financing activities. (2) Proceeds from the settlement of Bank-Owned Life Insurance Policies: Cash proceeds received from the settlement of bank-owned life insurance policies should be classified as cash flows from investing activities. The cash payments for premiums on bank-owned policies may be classified as cash flows from investing activities, operating activities, or a combination of investing and operating activities. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and is required to be applied retrospectively to all periods presented. The company adopted this guidance April 1, 2018, which did not result in a change in the classification in the statement of cash flows and did not have a material impact on our consolidated financial statements.

ASU 2016-13, Financial Instruments – Credit Losses. The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the guidance in this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate credit losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The guidance in this update for public business entities is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Hamilton Bancorp is in the process of implementing a committee and has begun to gather loan information and consider acceptable methodologies to comply with this ASU. The implementation team will meet periodically to discuss the latest developments and updates via webcasts, publications, and conferences. We are currently evaluating and in the process of selecting a third-party vendor solution to assist us in the application of ASU 2016-13. Hamilton Bancorp’s evaluation indicates that the provisions of ASU No. 2016-13 are expected to impact its consolidated financial statements, in particular the level of the reserve for loan losses. We are, however, continuing to evaluate the extent of the potential impact.

HAMILTON BANCORP INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

ASU 2016-02, Leases (Topic 842). From the lessee’s perspective, the new ASU standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for lessees. The guidance also eliminates the current real estate-specific provision and changes the guidance on sale-leaseback transactions, initial direct costs and lease executory costs. With respect to lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. All entities will classify leases to determine how to recognize lease-related revenue and expense. In applying this guidance entities will also need to determine whether an arrangement contains a lease or service agreement. Disclosures are required by lessees and lessors to meet the objective of enabling users of financials statements to assess the amount, timing, and uncertainty of cash flows arising from leases. For public entities, this guidance is effective for the first interim or annual period beginning after December 15, 2018. Early adoption is permitted. Entities are required to use a modified retrospective transition method for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.

In July 2018, as a follow-up to ASU 2016-02 (Topic 842), the Board issued ASU No. 2018-10 – Codification Improvements to Topic 842, Leases to clarify the codification associated with ASU 2016-02 or to correct unintended application of guidance. The amendments in this Update are of a similar nature to the items typically addressed in the Codification improvements project and affect narrow aspects of the guidance issued in the amendments in Update 2016-02. The Update addresses sixteen separate issues under the guidance that provide a clearer understanding as to intent and application of the guidance. The Company is assessing the guidance under ASU 2016-02 and 2018-10 to determine its impact on the Company’s consolidated financial statements.

ASU No. 2018-11, Leases (Topic 842) – Targeted Improvements. The purpose of this ASU is to update ASU 2016-02 to address stakeholders concerns regarding comparative reporting and separating components of a lease contract for lessors. For comparative reporting, entities are required under ASU 2016-02 to use a modified retrospective transition method. Due to issues in implementing, the Board decided to provide another transition method that allows companies to initially apply the new leases standard at the adoption date versus retrospectively and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments in this update also provides lessors a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component, similar to the expedient provided by lessees. However, the lessor practical expedient is limited to circumstances in which the nonlease component or components otherwise would be accounted for under the new revenue guidance and both (1) the timing and pattern of transfer are the same for the nonlease component(s) and associated lease component and (2) the lease component, if accounted for separately, would be classified as an operating lease. The Company is assessing this guidance in conjunction with ASU 2016-02 to determine its impact on the Company’s consolidated financial statements.

ASU No. 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Liabilities. This ASU requires equity investments to be measured at fair value with changes in fair value recognized in net income, excluding equity investments that are consolidated or accounted for under the equity method of accounting. The amendment allows equity investments without readily determinable fair values to be measured at cost minus impairment, with a qualitative assessment required to identify impairment. The amendment also requires public companies to use exit prices to measure the fair value of financial instruments purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statement; it eliminates the disclosure requirements related to measurement assumptions for the fair value of instruments measured at amortized cost. In addition, for liabilities measured at fair value under the fair value option, to present in other comprehensive income changes in fair value due to changes in instrument specific credit risk. The Company’s management engaged a third-party expert in the field of valuation and reporting to assist management and ensure adequate documentation of financial controls and analysis performed in its review of “exit pricing” of the fair values of loans, deposits, and other financial instruments. This ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted this ASU effective April 1, 2018. With the adoption of this ASU, equity securities can no longer be classified as available for sale, and as such marketable equity securities are disclosed as a separate line item on the Consolidated Statement of Financial Condition with changes in the fair value of equity securities reflected in net income. At June 30, 2018 the Company did not have any equity securities. During the first quarter of fiscal 2019, we began using an exit price notion when measuring the fair value of our loan portfolio, excluding loans held for sale, for disclosure purposes. The adoption of this ASU did not have a significant impact on our consolidated financial statements.

HAMILTON BANCORP INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

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

The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. This ASU does not apply to revenue associated with financial instruments including loans and securities that are accounted for under U.S. GAAP. Consequently, adoption of the ASU did not have a significant impact on the Company’s consolidated financial statements and related disclosures since the primary source of revenue for the Company is derived from interest and dividends earned on loans, investment securities and other financial instruments that are outside the scope of the ASU. The Company has assessed its revenue streams and reviewed its contracts with customers that are affected by the new guidance. This includes fees on deposits, gains and losses on the sale of foreclosed real estate, credit and debit card interchange fees, merchant card services, and administrative services for customer deposit account such as ATM and wire transfer transactions. The Company’s revenue recognition pattern for revenue streams within the scope of the ASU has not changed significantly from current practice and is immaterial to our financial statements. This guidance was effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this guidance effective April 1, 2018 and it did not have a material impact on our consolidated financial statements.

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

Both the basic and diluted earnings per share for the three months ended June 30, 2018 and 2017 are summarized below:

	Three Months Ended	Three Months Ended
	June 30, 2018	June 30, 2017

Net income	$879,433	$392,377
Weighted average common shares outstanding - basic	3,209,046	3,188,895
Weighted average common shares outstanding - diluted	3,230,287	3,198,999
Income per common share - basic and diluted	$0.27	$0.12

Anti-dilutive shares	159,019	121,686

HAMILTON BANCORP INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 4:	Investment Securities Available for Sale

The amortized cost and fair value of securities at June 30, 2018 and March 31, 2018, are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
June 30, 2018	cost	gains	losses	value

U.S. government agencies	$2,750,087	$-	$34,435	$2,715,652
Municipal bonds	12,405,766	-	772,923	11,632,843
Corporate bonds	2,000,000	-	16,750	1,983,250
Mortgage-backed securities	58,605,648	4,212	2,302,908	56,306,952
	$75,761,501	$4,212	$3,127,016	$72,638,697

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
March 31, 2018	cost	gains	losses	value

U.S. government agencies	$2,753,346	$-	$34,697	$2,718,649
Municipal bonds	12,435,068	-	729,077	11,705,991
Corporate bonds	2,000,000	-	45,924	1,954,076
Mortgage-backed securities	61,078,665	12,993	2,066,238	59,025,420
	$78,267,079	$12,993	$2,875,936	$75,404,136

There were no sales of investment securities during the three months ended June 30, 2018 or 2017.

As of June 30, 2018 and March 31, 2018, all mortgage-backed securities are backed by U.S. Government-Sponsored Enterprises (GSE’s), except one private label mortgage-backed security that was acquired in the Fraternity acquisition in May 2016 with a book value of $53,850 and fair value of $54,709 as of June 30, 2018.

As of June 30, 2018 and March 31, 2018, the Company had one security pledged to the Federal Reserve Bank with a book value of $744,186 at both dates and a fair value of $719,728 and $723,023, respectively.

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2018 and March 31, 2018 follow. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available for Sale
	June 30, 2018		March 31, 2018
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value

Maturing
Within one year	$2,005,901	$1,995,924	$2,009,160	$1,995,625
Over one to five years	1,230,371	1,190,018	1,231,928	1,196,368
Over five to ten years	3,576,063	3,524,030	3,578,827	3,500,641
Over ten years	10,343,518	9,621,773	10,368,499	9,686,082
Mortgage-backed securities, in monthly installments	58,605,648	56,306,952	61,078,665	59,025,420
	$75,761,501	$72,638,697	$78,267,079	$75,404,136

HAMILTON BANCORP INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following table presents the Company's investments' gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position at June 30, 2018 and March 31, 2018.

	Less than 12 months		12 months or longer		Total
	Gross unrealized	Fair	Gross unrealized	Fair	Gross unrealized	Fair
June 30, 2018	losses	value	losses	value	losses	value

U.S. government agencies	$24,458	$719,728	$9,977	$1,995,924	$34,435	$2,715,652
Municipal bonds	-	-	772,923	11,632,843	772,923	11,632,843
Corporate bonds	-	-	16,750	1,983,250	16,750	1,983,250
Mortgage-backed securities	494,184	18,259,112	1,808,724	37,779,118	2,302,908	56,038,230
	$518,642	$18,978,840	$2,608,374	$53,391,135	$3,127,016	$72,369,975

	Less than 12 months		12 months or longer		Total
	Gross unrealized	Fair	Gross unrealized	Fair	Gross unrealized	Fair
March 31, 2018	losses	value	losses	value	losses	value

U.S. government agencies	$21,163	$723,023	$13,534	$1,995,625	$34,697	$2,718,648
Municipal bonds	-	-	729,077	11,705,991	729,077	11,705,991
Corporate bonds	-	-	45,924	1,954,076	45,924	1,954,076
Mortgage-backed securities	383,987	15,880,948	1,682,251	40,684,836	2,066,238	56,565,784
	$405,150	$16,603,971	$2,470,786	$56,340,528	$2,875,936	$72,944,499

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

HAMILTON BANCORP INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 5:	Loans Receivable and Allowance for Loan Losses

Loans receivable, excluding loans held for sale, consist of the following at June 30, 2018 and March 31, 2018:

	June 30, 2018				March 31, 2018
	Legacy (1)	Acquired	Total Loans	% of Total	Legacy (1)	Acquired	Total Loans	% of Total
Real estate loans:
One-to four-family:
Residential (2)	$84,252,950	$70,509,208	$154,762,158	41%	$85,248,184	$72,749,066	$157,997,250	41%
Residential construction	5,636,504	-	5,636,504	1%	5,450,827	-	5,450,827	1%
Investor (3)	8,822,670	17,210,983	26,033,653	7%	9,275,031	17,460,809	26,735,840	7%
Commercial	102,659,016	10,486,192	113,145,208	30%	100,403,769	11,762,485	112,166,254	29%
Commercial construction	2,550,462	854,370	3,404,832	1%	5,763,784	1,352,019	7,115,803	2%
Total real estate loans	203,921,602	99,060,753	302,982,355	80%	206,141,595	103,324,379	309,465,974	80%
Commercial business (4)	37,061,370	1,905,770	38,967,140	10%	38,302,739	1,841,226	40,143,965	10%
Home equity loans	13,735,464	5,475,308	19,210,772	5%	13,956,327	6,039,462	19,995,789	5%
Consumer (5)	17,861,626	739,300	18,600,926	5%	18,849,448	766,063	19,615,511	5%
Total Loans	272,580,062	107,181,131	379,761,193	100%	277,250,109	111,971,130	389,221,239	100%
Net deferred loan origination fees and costs	(204,650)	-	(204,650)		(212,746)	-	(212,746)
Loan premium (discount)	1,844,408	(356,912)	1,487,496		1,922,428	(510,036)	1,412,392
	$274,219,820	$106,824,219	$381,044,039		$278,959,791	$111,461,094	$390,420,885

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

(2)	"Legacy" one-to four-family residential real estate loans at March 31, 2018 includes $19.2 million of various loan pools purchased in the second half of fiscal 2018.
(3)	"Investor" loans are residential mortgage loans secured by non-owner occupied one-to four-family properties.
(4)

"Legacy" commercial business loans at March 31, 2018 includes a $15.5 million pool of commercial lease loans purchased in June 2017 and $3.2 million in guaranteed SBA loans purchased in second half of fiscal 2018.

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

HAMILTON BANCORP INC., AND SUBSIDIARY

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

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2018 and 2017. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

	June 30, 2018
Three Months Ended June 30, 2018	Residential Real Estate	Investor Real Estate	Commercial Real Estate	Commercial Construction	Commercial Business	Home Equity	Consumer	Total
Allowance for credit losses:
Beginning balance	$608,723	$51,690	$1,253,383	$33,430	$673,982	$69,459	$131,236	$2,821,903
Charge-offs	(8,047)	(5,580)	(31,320)	-	-	-	(2,465)	(47,412)
Recoveries	767	65	-	-	-	-	1,664	2,496
Provision for credit losses	(232)	17,331	133,823	(18,637)	(64,610)	(1,192)	(6,483)	60,000
Ending balance	$601,211	$63,506	$1,355,886	$14,793	$609,372	$68,267	$123,952	$2,836,987

Allowance allocated to:
Legacy Loans:
Individually evaluated for impairment	$261,902	$-	$-	$-	$-	$-	$-	$261,902
Collectively evaluated for impairment	339,309	63,506	1,355,886	14,793	609,372	68,267	123,952	2,575,085

Acquired Loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	-	-	-	-	-	-	-

HAMILTON BANCORP INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

	June 30, 2017
Three Months Ended June 30, 2017	Residential Real Estate	Investor Real Estate	Commercial Real Estate	Commercial Construction	Commercial Business	Home Equity	Consumer	Total
Allowance for credit losses:
Beginning balance	$553,539	$35,275	$1,375,894	$9,031	$149,461	$70,071	$1,544	$2,194,815
Charge-offs	-	(4,078)	-	-	-	-	-	(4,078)
Recoveries	-	5,307	-	-	175	-	1,309	6,791
Provision for credit losses	(8,982)	27,967	(63,736)	17,956	193,458	(5,410)	(1,253)	160,000
Ending balance	$544,557	$64,471	$1,312,158	$26,987	$343,094	$64,661	$1,600	$2,357,528

Allowance allocated to:
Legacy Loans:
Individually evaluated for impairment	$278,573	$-	$-	$-	$-	$-	$-	$278,573
Collectively evaluated for impairment	265,984	64,471	1,312,158	26,987	343,094	64,661	1,600	2,078,955

Acquired Loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	-	-	-	-	-	-	-

Our recorded investment in loans at June 30, 2018 and 2017 related to each balance in the allowance for probable loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

	June 30, 2018
	Residential Real Estate	Investor Real Estate	Commercial Real Estate	Commercial Construction	Commercial Business	Home Equity	Consumer	Total
Loans:
Legacy Loans:
Individually evaluated for impairment	$1,784,758	$58,599	$7,505,365	$-	$858,762	$7,408	$19,853	$10,234,745
Collectively evaluated for impairment	88,104,696	8,764,071	95,153,651	2,550,462	36,202,608	13,728,056	17,841,773	262,345,317
Ending balance	$89,889,454	$8,822,670	$102,659,016	$2,550,462	$37,061,370	$13,735,464	$17,861,626	$272,580,062

Acquired Loans:
Individually evaluated for impairment	$892,087	$433,174	$197,259	$-	$-	$-	$58,706	$1,581,226
Collectively evaluated for impairment	69,617,121	16,777,808	10,288,933	854,370	1,905,770	5,475,308	680,595	105,599,905
Ending balance	$70,509,208	$17,210,982	$10,486,192	$854,370	$1,905,770	$5,475,308	$739,301	$107,181,131

HAMILTON BANCORP INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

	June 30, 2017
	Residential Real Estate	Investor Real Estate	Commercial Real Estate	Commercial Construction	Commercial Business	Home Equity	Consumer	Total
Loans:
Legacy Loans:
Individually evaluated for impairment	$1,762,599	$7,772	$1,546,811	$-	$723,753	$10,980	$-	$4,051,915
Collectively evaluated for impairment	73,656,157	7,803,689	91,081,612	2,326,457	34,615,330	14,105,667	2,135,569	225,724,481
Ending balance	$75,418,756	$7,811,461	$92,628,423	$2,326,457	$35,339,083	$14,116,647	$2,135,569	$229,776,396

Acquired Loans:
Individually evaluated for impairment	$1,177,729	$183,728	$203,215	$-	$-	$-	$68,772	$1,633,444
Collectively evaluated for impairment	79,118,824	18,249,669	14,196,187	1,191,507	2,037,264	6,668,685	859,928	122,322,064
Ending balance	$80,296,553	$18,433,397	$14,399,402	$1,191,507	$2,037,264	$6,668,685	$928,700	$123,955,508

HAMILTON BANCORP INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Past due loans, segregated by age and class of loans, as of June 30, 2018 and March 31, 2018, were as follows:

	June 30, 2018			March 31, 2018
	Legacy	Acquired	Total	Legacy	Acquired	Total
Current	$263,581,744	$105,746,394	$369,328,138	$270,807,643	$109,972,473	$380,780,116
Accruing past due loans:
30-59 days past due:
Real estate loans:
Residential	74,733	82,995	157,728	63,618	689,364	752,982
Investor	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-
Commercial business	14,573	-	14,573	135,502	-	135,502
Home equity loans	-	-	-	-	-	-
Consumer	28,161	28,005	56,166	148,876	-	148,876
Total 30-59 days past due	117,467	111,000	228,467	347,996	689,364	1,037,360

60-89 days past due:
Real estate loans:
Residential	26,172	-	26,172	70,291	-	70,291
Investor	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-
Commercial business	-	-	-	134,524	-	134,524
Home equity loans	-	-	-	-	-	-
Consumer	-	-	-	28,300	-	28,300
Total 60-89 days past due	26,172	-	26,172	233,115	-	233,115

90 or more days past due:
Real estate loans:
Residential	-	-	-	-	-	-
Investor	515,243	517,040	1,032,283	734,818	471,423	1,206,241
Commercial	-	197,259	197,259	-	-	-
Commercial construction	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-
Home equity loans	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total 90 or more days past due	515,243	714,299	1,229,542	734,818	471,423	1,206,241
Total accruing past due loans	658,882	825,299	1,484,181	1,315,929	1,160,787	2,476,716

Non-accruing loans:
Real estate loans:
Residential	515,611	315,038	830,649	526,584	338,060	864,644
Investor	58,599	294,400	352,999	60,949	300,872	361,821
Commercial	7,505,364	-	7,505,364	4,356,264	198,938	4,555,202
Commercial construction	-	-	-	-	-	-
Commercial business	240,009	-	240,009	165,285	-	165,285
Home equity loans	-	-	-	12,605	-	12,605
Consumer	19,853	-	19,853	4,850	-	4,850
Non-accruing loans:	8,339,436	609,438	8,948,874	5,126,537	837,870	5,964,407
Total Loans	$272,580,062	$107,181,131	$379,761,193	$277,250,109	$111,971,130	$389,221,239

Nonaccrual interest not accrued:
Real estate loans:
Residential	$2,248	$4,308	$6,556	$8,250	$53,120	$61,370
Investor	969	4,138	5,107	8,513	15,604	24,117
Commercial	184,891	-	184,891	294,619	-	294,619
Commercial construction	-	-	-	-	-	-
Commercial business	7,462	-	7,462	12,891	-	12,891
Home equity loans	-	-	-	436	-	436
Consumer	446	-	446	385	-	385
Total nonaccrual interest not accrued	$196,016	$8,446	$204,462	$325,094	$68,724	$393,818

HAMILTON BANCORP INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Impaired Loans as of and for the three months ended June 30, 2018 and 2017, and the year ended March 31, 2018, was as follows:

	Impaired Loans at June 30, 2018			Three Months Ended June 30, 2018
	Unpaid
	Contractual			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
Legacy:
With no related allowance recorded:
Real estate loans:
Residential	$630,805	$484,375	$-	$490,726	$10,492
Investor	124,696	58,599	-	59,355	1,312
Commercial	9,565,282	7,505,365	-	5,957,014	53,278
Commercial construction	-	-	-
Commercial business	1,619,151	858,762	-	827,871	8,863
Home equity loans	34,472	7,408	-	17,016	953
Consumer	22,382	19,853	-	19,577	-
With an allowance recorded:
Real estate loans:
Residential	1,327,589	1,300,383	261,902	1,312,130	13,834
Investor	-	-	-	-	-
Commercial	-	-	-	-	-
Commercial construction	-	-	-	-	-
Commercial business	-	-	-	-	-
Home equity loans	-	-	-	-	-
Consumer	-	-	-	-	-
Total legacy impaired	13,324,377	10,234,745	261,902	8,683,689	88,732

Acquired (1):
With no related allowance recorded:
Real estate loans:
Residential	1,052,825	892,087	-	936,819	10,156
Investor	755,381	433,174	-	437,401	9,184
Commercial	247,259	197,259	-	198,098	1,863
Commercial construction	-	-	-	-	-
Commercial business	-	-	-	-	-
Home equity loans	39,418	-	-	-	419
Consumer	93,577	58,706	-	59,571	2,418
With an allowance recorded:
Real estate loans:
Residential	-	-	-	-	-
Investor	-	-	-	-	-
Commercial	-	-	-	-	-
Commercial construction	-	-	-	-	-
Commercial business	-	-	-	-	-
Home equity loans	-	-	-	-	-
Consumer	-	-	-	-	-
Total acquired impaired	2,188,460	1,581,226	-	1,631,889	24,040
Total impaired	$15,512,837	$11,815,971	$261,902	$10,315,578	$112,772

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

HAMILTON BANCORP INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

	Impaired Loans at June 30, 2017			Three Months Ended June 30, 2017
	Unpaid
	Contractual			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
Legacy:
With no related allowance recorded:
Real estate loans:
Residential	$581,380	$449,473	$-	$453,305	$288
Investor	50,947	7,772	-	7,847	-
Commercial	3,433,621	1,546,811	-	1,546,812	-
Commercial construction	-	-	-	-	-
Commercial business	1,138,939	723,753	-	740,966	25,151
Home equity loans	36,734	10,980	-	11,510	93
Consumer	-	-	-	-	-
With an allowance recorded:
Real estate loans:
Residential	1,340,394	1,313,126	278,573	1,317,495	12,802
Investor	-	-	-	-	-
Commercial	-	-	-	-	-
Commercial construction	-	-	-	-	-
Commercial business	-	-	-	-	-
Home equity loans	-	-	-	-	-
Consumer	-	-	-	-	-
Total legacy impaired	6,582,015	4,051,915	278,573	4,077,935	38,334

Acquired (1):
With no related allowance recorded:
Real estate loans:
Residential	1,370,261	1,177,729	-	1,184,445	11,221
Investor	333,362	183,728	-	168,815	3,102
Commercial	253,215	203,215	-	203,870	1,912
Commercial construction	-	-	-	-	-
Commercial business	-	-	-	-	-
Home equity loans	44,852	-	-	-	288
Consumer	107,670	68,772	-	70,988	1,927
With an allowance recorded:
Real estate loans:
Residential	-	-	-	-	-
Investor	-	-	-	-	-
Commercial	-	-	-	-	-
Commercial construction	-	-	-	-	-
Commercial business	-	-	-	-	-
Home equity loans	-	-	-	-	-
Consumer	-	-	-	-	-
Total acquired impaired	2,109,360	1,633,444	-	1,628,118	18,450
Total impaired	$8,691,375	$5,685,359	$278,573	$5,706,053	$56,784

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

HAMILTON BANCORP INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

	Impaired Loans at March 31, 2018			For the Year Ended March 31, 2018
	Unpaid
	Contractual			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
Legacy:
With no related allowance recorded:
Real estate loans:
Residential	$665,051	$517,600	$-	$548,636	$9,257
Investor	126,389	60,949	-	118,175	3,772
Commercial	6,487,088	4,356,264	-	4,634,504	1,077
Commercial construction	-	-	-	-	-
Commercial business	1,562,756	795,410	-	1,082,773	103,474
Home equity loans	47,650	20,595	-	22,604	392
Consumer	48,115	34,266	-	38,514	1,576
With an allowance recorded:
Real estate loans:
Residential	1,336,078	1,309,440	266,256	1,328,919	51,928
Investor	-	-	-	-
Commercial	-	-	-	-	-
Commercial construction	-	-	-	-	-
Commercial business	-	-	-	-	-
Home equity loans	-	-	-	-	-
Consumer	-	-	-	-	-
Total legacy impaired	10,273,127	7,094,524	266,256	7,774,125	171,476

Acquired (1):
With no related allowance recorded:
Real estate loans:
Residential	1,082,484	922,252	-	945,602	26,437
Investor	682,045	444,254	-	659,246	37,368
Commercial	248,938	198,938	-	201,519	7,336
Commercial construction	-	-	-	-	-
Commercial business	-	-	-	-	-
Home equity loans	40,473	-	-	-	1,329
Consumer	95,986	60,371	-	64,013	6,062
With an allowance recorded:
Real estate loans:
Residential	-	-	-	-	-
Investor	-	-	-	-	-
Commercial	-	-	-	-	-
Commercial construction	-	-	-	-	-
Commercial business	-	-	-	-	-
Home equity loans	-	-	-	-	-
Consumer	-	-	-	-	-
Total acquired impaired	2,149,926	1,625,815	-	1,870,380	78,532
Total impaired	$12,423,053	$8,720,339	$266,256	$9,644,505	$250,008

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

HAMILTON BANCORP INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following table documents changes in the carrying amount of acquired impaired loans (Purchased Credit Impaired or “PCI”) for the three months ended June 30, 2018 and 2017, along with the outstanding balance at the end of the period:

	June 30, 2018	June 30, 2017

Recorded investment at beginning of period	$1,021,424	$1,341,935
Accretion	1,526	(360)
Reductions for payments	(21,493)	(46,664)
Recorded investment at end of period	$1,001,457	$1,294,911
Oustanding principal balance at end of period	$1,247,145	$1,630,658

A summary of changes in the accretable yield for PCI loans for the three months ended June 30, 2018 and 2017 is as follows:

	June 30, 2018	June 30, 2017

Accretable yield, beginning of period	$31,895	$59,639
Accretion	(1,526)	360
Reclassification from nonaccretable difference	-	-
Accretable yield, end of period	$30,369	$59,999

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

A summary of TDRs at June 30, 2018 and March 31, 2018 follows:

	Number of
June 30, 2018	contracts	Performing	Nonperforming	Total
Real estate loans:
Residential	16	$1,242,975	$306,235	$1,549,210
Investor	-	-	-	-
Commercial	2	-	1,195,421	1,195,421
Commercial construction	-	-	-	-
Commercial business	1	604,181	-	604,181
Home equity loans	-	-	-	-
Consumer	-	-	-	-
	19	$1,847,156	$1,501,656	$3,348,812

HAMILTON BANCORP INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

	Number of
March 31, 2018	contracts	Performing	Nonperforming	Total
Real estate loans:
Residential	15	$1,230,166	$312,964	$1,543,130
Investor	-	-	-	-
Commercial	2	-	1,195,421	1,195,421
Commercial construction	-	-	-	-
Commercial business	1	605,488	-	605,488
Home equity loans	-	-	-	-
Consumer	-	-	-	-
	18	$1,835,654	$1,508,385	$3,344,039

The following table presents the number of contracts and the dollar amount of TDRs that were added during the three-month period ended June 30, 2018 and 2017. The amount shown reflects the outstanding loan balance at the time of the modification. There are no commitments to extend credit under existing TDRs as of June 30, 2018.

	Loans Modified as a TDR for the Three Months Ended
	June 30, 2018		June 30, 2017
Troubled Debt Restructurings	Number of contracts	Outstanding recorded investment	Number of contracts	Outstanding recorded investment

Real estate loans:
Residential	1	$20,866	1	$1,931

There were no TDRs that defaulted in the three months ended June 30, 2018 and 2017. Payment default under a TDR is defined as any TDR that is 90 days or more past due following the time that the loan was modified or the inability of the TDR to make the required payment subsequent to the modification.

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

HAMILTON BANCORP INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

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

HAMILTON BANCORP INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following tables present the June 30, 2018 and March 31, 2018, balances of classified loans based on the risk grade. Classified loans include Special Mention, Substandard, Doubtful, and Loss loans. The Bank had no loans classified as Doubtful or Loss as of June 30, 2018 or March 31, 2018.

	June 30, 2018			March 31, 2018
	LEGACY	ACQUIRED	TOTAL	LEGACY	ACQUIRED	TOTAL
Risk Rating:
Rating - Pass:
Real estate loans:
Residential	$87,092,026	$68,580,711	$155,672,737	$87,863,805	$70,901,293	$158,765,098
Investor	8,764,071	16,487,657	25,251,728	9,214,082	16,719,346	25,933,428
Commercial	95,153,651	10,288,933	105,442,584	92,955,370	11,563,547	104,518,917
Commercial construction	2,550,462	854,370	3,404,832	5,763,784	1,352,019	7,115,803
Commercial Business	36,806,789	1,905,770	38,712,559	37,978,293	1,841,226	39,819,519
Home Equity	13,728,056	5,367,653	19,095,709	13,935,732	5,928,787	19,864,519
Consumer	17,841,773	707,772	18,549,545	18,733,489	733,669	19,467,158
Total Pass	261,936,828	104,192,866	366,129,694	266,444,555	109,039,887	375,484,442

Rating - Special Mention:
Real estate loans:
Residential	2,370,659	1,036,410	3,407,069	2,365,652	925,521	3,291,173
Investor	-	291,458	291,458	-	297,209	297,209
Commercial	-	-	-	3,092,135	-	3,092,135
Commercial construction	-	-	-	-	-	-
Commercial Business	-	-	-	134,524	-	134,524
Home Equity	-	107,655	107,655	-	110,675	110,675
Consumer	-	-	-	96,474	-	96,474
Total Special Mention	2,370,659	1,435,523	3,806,182	5,688,785	1,333,405	7,022,190

Rating - Substandard:
Real estate loans:
Residential	426,769	892,087	1,318,856	469,554	922,252	1,391,806
Investor	58,599	431,868	490,467	60,949	444,254	505,203
Commercial	7,505,365	197,259	7,702,624	4,356,264	198,938	4,555,202
Commercial construction	-	-	-	-	-	-
Commercial Business	254,581	-	254,581	189,922	-	189,922
Home Equity	7,408	-	7,408	20,595	-	20,595
Consumer	19,853	31,528	51,381	19,485	32,394	51,879
Total - Substandard	8,272,575	1,552,742	9,825,317	5,116,769	1,597,838	6,714,607

Rating - Doubtful	-	-	-	-	-	-
Rating - Loss	-	-	-	-	-	-
TOTAL LOANS	$272,580,062	$107,181,131	$379,761,193	$277,250,109	$111,971,130	$389,221,239

HAMILTON BANCORP INC., AND SUBSIDIARY

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

The Bank’s maximum exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the credit commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. The Bank has established an off-balance sheet reserve for potential losses associated with any outstanding commitment or unused line of credit. The off-balance sheet reserve is a percentage of the outstanding commitment or unused line of credit that is based upon a discounted charge-off history associated with each respective loan segment. The reserve at June 30, 2018 and March 31, 2018 totaled $52,000 and $50,000, respectively. At June 30, 2018, management is not aware of any accounting loss to be incurred by funding these loan commitments at this time.

The Bank had the following outstanding commitments and unused lines of credit as of June 30, 2018 and March 31, 2018:

Outstanding Commitment and	June 30,	March 31,
Used Lines of Credit	2018	2018

Unused commercial lines of credit	$11,325,807	$9,187,810
Unused home equity lines of credit	24,296,445	22,560,376
Unused consumer lines of credit	185,417	29,331
Residential construction loan commitments	5,600,272	4,234,076
Commercial construction loan commitments	8,147,129	8,968,416
Home equity loan commitments	696,000	389,600
Commercial loan commitments	4,490,151	5,125,000
Standby letter of credit	415,607	250,224

Note 6:     Goodwill and Other Intangible Asset

The Company’s intangible assets (goodwill and core deposit intangible) at June 30, 2018 consists of assets recorded in December 2009 associated with the acquisition of a branch office in Pasadena, Maryland and the acquisition of Fairmount and Fraternity in September 2015 and May 2016, respectively. Only the goodwill related to the branch office acquisition in the amount of $2.7 million is deductible for tax purposes. We conducted our annual impairment test of goodwill as of December 31, 2017. In addition, due to the significant increase in tax expense resulting from the recording of a valuation allowance on our net deferred tax assets in the fourth quarter of fiscal 2018, we concluded that a triggering event had occurred. Therefore, we performed an additional goodwill impairment analysis during the quarter ending March 31, 2018. Based upon the impairment tests performed as of December 31, 2017 and March 31, 2018, the fair values exceeded the carrying values of our only reporting unit. As a result, no impairment to goodwill was recorded for the period ended March 31, 2018. The core deposit intangible assets are being amortized straight-line over a life of eight years.

HAMILTON BANCORP INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following table presents the changes in the net book value of intangible assets for the three months ended June 30, 2018 and 2017:

		Core deposit
	Goodwill	intangible

Balance April 1, 2017	$8,563,530	$739,298
Amortization	-	(31,516)
Balance June 30, 2017	8,563,530	707,782

		Core deposit
	Goodwill	intangible
Balance April 1, 2018	$8,563,530	$613,234
Amortization	-	(31,516)
Balance June 30, 2018	$8,563,530	$581,718

      At June 30, 2018, future expected annual amortization associated with the core deposit intangible is as follows:

Year ending March 31,	Amount

2019	94,554
2020	123,737
2021	98,070
2022	98,070
2023	98,070
2024	64,174
2025	5,043
$581,718

Note 7:     Derivative – Interest Rate Swap Agreement

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. The Company posted $754,000 and $751,000 under collateral arrangements as of June 30, 2018 and March 31, 2018, respectively, to satisfy collateral requirements associated with the risk exposure associated with all interest rate swap agreements.

Interest Rate SWAPS Designated as Cash Flow Hedges

During fiscal 2017, the Company entered into several interest rate swaps that were designated as cash flow hedges. The interest rate swaps have notional amounts totaling $11.6 million as of June 30, 2018 and were designated as cash flow hedges of certain Federal Home Loan Bank advances. The purpose of the cash flow hedges is to match-fund longer-term assets with longer-term borrowings to reduce potential interest rate risk and cost by swapping a variable rate borrowing for a fixed rate borrowing. The aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value associated with the effective portion recorded in other comprehensive income (loss) and the ineffective portion recorded in other non-interest income (expense). The cash flow hedges were determined to be ineffective beginning with the quarter ended September 30, 2017. As such, a total of $381 of ineffectiveness has been reported in net income for the three-month period ended June 30, 2018.

HAMILTON BANCORP INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

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

Interest expense recorded on the swap transactions totaled $2,738 for the three months ended June 30, 2018 and is reported as a component of interest expense on FHLB Advances.

The following table reflects cash flow hedges included in the Consolidated Statements of Financial Condition as of June 30, 2018 and March 31, 2018:

	6/30/2018		3/31/2018
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Included in assets:
Interest rate swaps related to FHLB Advances	$11,550,000	$315,884	$11,550,000	$217,464

The following tables present the net gain (loss) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the three-month periods ended June 30, 2018 and 2017:

Three Month and Period Ended June 30, 2018
	Amount of Gain	Amount of Gain	Amount of Gain
	(Loss) Recognized	(Loss) Reclassified	(Loss) Recognized in
	in OCI	from OCI to	Other Noninterest Income
	(Effective Portion)	Interest Income	(Ineffective Portion)

Interest Rate Contracts	$98,039	$-	$(381)

Three Month and Period Ended June 30, 2017
	Amount of Gain	Amount of Gain	Amount of Gain
	(Loss) Recognized	(Loss) Reclassified	(Loss) Recognized in
	in OCI	from OCI to	Other Noninterest Income
	(Effective Portion)	Interest Income	(Ineffective Portion)

Interest Rate Contracts	$(126,314)	$-	$-

HAMILTON BANCORP INC., AND SUBSIDIARY

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

During the second quarter of fiscal 2016, the Company entered into the interest rate swap agreement with a $3.3 million notional amount to convert a fixed rate commercial real estate loan at 3.99% into a variable rate for a term of approximately 10 years. The notional amount of the interest rate swap and the offsetting commercial real estate loan were $3.1 million at June 30, 2018. The derivative is designated as a fair value hedge.

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

The fair value hedge is summarized below:

	June 30, 2018			March 31, 2018
	Notional Amount	Principal Amount	Fair Value	Notional Amount	Principal Amount	Fair Value
Included in Loans and Leases:
Commercial real estate loan	$-	$3,070,825	$2,973,514	$-	$3,091,892	$3,022,744

Included in Other Assets:
Interest Rate Swap	$3,070,825	$-	$97,311	$3,091,892	-	$69,148

No gain or loss was recognized in earnings with respect to the interest rate swap for the three months ended June 30, 2018 and 2017 due to the fact the gain or increase in the fair value of the commercial real estate loan was offset by the loss or decrease in the fair value of the interest rate swap.

Note 8:     Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively:

	June 30, 2018		March 31, 2018
	Amount	% of Total	Amount	% of Total
Savings	$40,965,710	10.1%	$42,499,381	10.6%
Noninterest-bearing checking	27,485,033	6.8%	29,557,943	7.3%
Interest-bearing checking	29,482,021	7.3%	27,219,286	6.7%
Money market accounts	66,235,735	16.4%	58,466,228	14.4%
Time deposits	239,974,615	59.4%	246,988,613	61.0%
	$404,143,114	100.0%	$404,731,451	100.0%
Premium on deposits asssumed	330,947		411,524
Total deposits	$404,474,061		$405,142,975

HAMILTON BANCORP INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 9:     Lines of Credit and Federal Home Loan Bank Advances

The Bank may borrow up to $5.0 million from a correspondent bank under a secured federal funds line of credit and $1.0 million under an unsecured federal funds line of credit. The Bank would be required to pledge investment securities to draw upon the secured line of credit. There were no borrowings under these lines of credit at June 30, 2018 and March 31, 2018.

Borrowings consist of advances from the Federal Home Loan Bank (FHLB). The Bank may borrow up to 25 percent of its assets under a line of credit agreement with the FHLB. Advances under the line of credit are secured by certain loans owned by the Bank. As of June 30, 2018 and March 31, 2018, the Bank had $72.0 million and $68.3 million, respectively, of available credit from the FHLB. Advances are limited by the balance of loans available for pledge. The amount of loans that were deemed eligible to pledge as collateral totaled $116.7 million at June 30, 2018 and $122.6 million at March 31, 2018. As a condition of obtaining the line of credit from the FHLB, the FHLB also requires the Bank purchase shares of capital stock in the FHLB. Information relating to borrowings at June 30, 2018 and March 31, 2018 is presented below.

	June 30, 2018			March 31, 2018
	Amount	Rate	Maturity Date	Amount	Rate	Maturity Date
FHLB advance (1)	$5,550,000	2.08%	9/10/2018	$5,550,000	1.84%	6/11/2018
FHLB advance (2)	6,000,000	2.07%	10/1/2018	6,000,000	1.90%	6/29/2018
FHLB advance	1,000,000	2.60%	7/2/2018	1,000,000	2.60%	7/2/2018
FHLB advance	1,000,000	3.05%	7/3/2018	1,000,000	3.05%	7/3/2018
FHLB advance	5,000,000	3.94%	7/23/2018	5,000,000	3.94%	7/23/2018
FHLB advance	1,000,000	1.74%	7/31/2018	1,000,000	1.74%	7/31/2018
FHLB advance	1,000,000	1.40%	8/21/2018	1,000,000	1.40%	8/21/2018
FHLB advance	4,000,000	1.94%	8/27/2018	4,000,000	1.94%	8/27/2018
FHLB advance	3,000,000	1.41%	8/27/2018	3,000,000	1.41%	8/27/2018
FHLB advance	5,000,000	3.38%	9/19/2018	5,000,000	3.38%	9/19/2018
FHLB advance	-	-	-	1,000,000	2.60%	10/2/2018
FHLB advance	1,000,000	1.95%	12/31/2018	1,000,000	1.95%	12/31/2018
FHLB advance	3,000,000	1.38%	7/31/2019	3,000,000	1.38%	7/31/2019
FHLB advance	3,000,000	1.96%	8/26/2019	3,000,000	1.96%	8/26/2019
FHLB advance	3,000,000	1.59%	8/26/2019	3,000,000	1.59%	8/26/2019
FHLB advance	3,000,000	1.42%	8/26/2019	3,000,000	1.42%	8/26/2019
FHLB advance	1,500,000	1.95%	11/25/2019	1,500,000	1.95%	11/25/2019
FHLB advance	1,500,000	1.78%	11/27/2019	1,500,000	1.78%	11/27/2019
FHLB advance	3,000,000	2.31%	2/3/2020	3,000,000	2.31%	2/3/2020
FHLB advance	1,000,000	2.15%	11/30/2020	1,000,000	2.15%	11/30/2020
FHLB advance	2,000,000	2.28%	12/28/2020	2,000,000	2.28%	12/28/2020
FHLB advance	2,000,000	2.49%	2/1/2021	2,000,000	2.49%	2/1/2021
FHLB advance	3,000,000	1.48%	8/25/2021	3,000,000	1.48%	8/25/2021
	59,550,000			60,550,000
Premium on FHLB advances assumed	49,093			122,140
Total borrowings	$59,599,093			$60,672,140

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

HAMILTON BANCORP INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 10:     Regulatory Capital Ratios

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

Under the revised prompt corrective action requirements, as of January 1, 2015, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8%; (3) a total risk-based capital ratio of 10% and (4) a Tier 1 leverage ratio of 5%. As of June 30, 2018, the Bank met all capital adequacy requirements under the Basel III Capital Rules to be considered “well capitalized” under prompt corrective action rules.

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

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Act”), banking regulatory agencies must adopt a revised definition of “well capitalized” for financial institutions and holding companies with assets of less than $10 billion and that are not determined to be ineligible by their primary federal regulator due to their risk profile (a “qualifying community bank”). The new definition will expand the ways that a qualifying community bank may meet its capital requirements and be deemed “well qualified.” The new rule will establish a “community bank leverage ratio” equal to the tangible equity capital divided by the average total consolidated assets. A qualifying community bank that exceeds a to-be-determined threshold for this new leverage ratio, which regulators must set at between 8% and 10%, will be considered to be well capitalized and to have met generally applicable leverage capital requirements, generally applicable risk-based capital requirements, and any other capital or leverage requirements to which such financial institution or holding company is subject.

HAMILTON BANCORP INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

In addition, as a result of the Act, the Federal Reserve Board is required to amend its small bank holding company and savings and loan holding company policy statement to provide that holding companies with consolidated assets of less than $3 billion that are (i) not engaged in significant nonbanking activities, (ii) do not conduct significant off-balance sheet activities, and (iii) do not have a material amount of SEC-registered debt or equity securities, other than trust preferred securities, that contribute to an organization’s complexity, will no longer be subject to regulatory capital requirements, effective no later than November 2018.

The following table presents actual and required capital ratios as of June 30, 2018 and March 31, 2018 for Hamilton Bank and the Company under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of January 1, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules are fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required - Basel III Phase-In Schedule		Minimum Capital Required - Basel III Fully Phased-In		To be well capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2018

Common equity tier 1 capital (to risk-weighted assets)
Hamilton Bank	$40,150	11.04%	$23,193	6.375%	$25,466	7.00%	$23,647	6.50%
Hamilton Bancorp	48,320	13.24%	23,582	6.375%	25,894	7.00%	24,044	6.50%
Total risk-based capital (to risk-weighted assets)
Hamilton Bank	43,038	11.83%	35,926	9.875%	38,200	10.50%	36,380	10.00%
Hamilton Bancorp	51,208	14.03%	36,529	9.875%	38,841	10.50%	36,992	10.00%
Tier 1 capital (to risk-weighted assets)
Hamilton Bank	40,150	11.04%	28,650	7.875%	30,923	8.50%	29,104	8.00%
Hamilton Bancorp	48,320	13.24%	29,131	7.875%	31,443	8.50%	29,593	8.00%
Tier 1 capital (to adjusted total assets)
Hamilton Bank	40,150	7.82%	20,528	4.000%	20,528	4.00%	25,660	5.00%
Hamilton Bancorp	48,320	9.34%	20,674	4.000%	20,674	4.00%	25,843	5.00%

March 31, 2018

Common equity tier 1 capital (to risk-weighted assets)
Hamilton Bank	$39,126	10.61%	$23,498	6.375%	$25,802	7.00%	$23,959	6.50%
Hamilton Bancorp	47,308	12.79%	23,582	6.375%	25,894	7.00%	24,044	6.50%
Total risk-based capital (to risk-weighted assets)
Hamilton Bank	41,998	11.39%	36,399	9.875%	38,703	10.50%	36,860	10.00%
Hamilton Bancorp	50,180	13.57%	36,529	9.875%	38,841	10.50%	36,992	10.00%
Tier 1 capital (to risk-weighted assets)
Hamilton Bank	39,126	10.61%	29,027	7.875%	31,331	8.50%	29,488	8.00%
Hamilton Bancorp	47,308	12.79%	29,131	7.875%	31,443	8.50%	29,593	8.00%
Tier 1 capital (to adjusted total assets)
Hamilton Bank	39,126	7.64%	20,497	4.000%	20,497	4.00%	25,621	5.00%
Hamilton Bancorp	47,308	9.15%	20,674	4.000%	20,674	4.00%	25,843	5.00%

(1) - Under prompt corrective action

HAMILTON BANCORP INC., AND SUBSIDIARY

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

In its regulatory report filed as of June 30, 2018, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. Management is not aware of any events that would have caused this classification to change. Failure to meet the capital requirements could affect, among other things, the Bank's ability to accept brokered deposits and may significantly affect the operations of the Bank. Management has no plans that should change the classification of the capital adequacy.

Note 11:     Stock Based Compensation

In November 2013, the Company’s shareholders approved a new Equity Incentive Plan (the “2013 Equity Incentive Plan’’). The 2013 Equity Incentive Plan allows for up to 148,120 shares to be issued to employees, executive officers or Directors in the form of restricted stock, and up to 370,300 shares to be issued to employees, executive officers or Directors in the form of stock options. At June 30, 2018, there were 92,701 restricted stock awards issued and outstanding and 268,204 stock option awards granted under the 2013 Equity Incentive Plan.

Stock Options:

Under the above plan, the exercise price for stock options is the market price at date of grant. The maximum option term is ten years and the options granted shall vest in five equal annual installments of 20% with the first installment becoming exercisable on the first anniversary of the date of grant and succeeding installments on each anniversary thereafter. The Company plans to issue new shares to satisfy share option exercises. The total cost that has been incurred for the stock option plan was $61,514 and $57,392 for the three months ended June 30, 2018 and 2017, respectively.

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

HAMILTON BANCORP INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The fair value of options granted to date was determined using the following weighted-average assumptions as of grant date.

Grant Date	Number of Options Granted	Risk Free Interest Rate	Expected Term (in years)	Expected Stock Price Volatility	Dividend Yield	Fair Value of Options Granted

February 3, 2014	225,150	2.07%	7.0	27.30%	0.00%	$4.65
November 1, 2016	19,000	1.61%	7.0	27.17%	0.00%	$4.35
February 3, 2017	3,700	2.27%	7.0	27.26%	0.00%	$5.18
April 1, 2018	20,354	2.67%	7.0	19.61%	0.00%	$4.05

The following tables summarize the Company’s stock option activity and related information for the periods ended:

June 30, 2018:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at April 1, 2018	242,350	$13.84	6.1
Granted	20,354	14.25	9.8
Exercised	-	-	-
Forfeited, exchanged or expired	-	-	-
Outstanding at June 30, 2018	262,704	$13.87	6.1

Vested at June 30, 2018	180,260	$13.85	5.7

March 31, 2018:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at April 1, 2017	242,350	$13.84	7.1
Granted	-	-	-
Exercised	-	-	-
Forfeited, exchanged or expired	-	-	-
Outstanding at March 31, 2018	242,350	$13.84	6.1

Vested at March 31, 2018	180,260	$13.84	5.8

As of June 30, 2018, there was $269,191 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.2 years. The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $15.70 at June 30, 2018, the options outstanding had an intrinsic value of $450,003.

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

HAMILTON BANCORP INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following table presents a summary of the activity in the Company’s restricted stock for the periods ended:

		Weighted-Average
June 30, 2018:	Shares	Fair Value
Nonvested shares at April 1, 2018	19,440	$13.74
Granted	8,801	14.25
Vested	-	-
Forfeited	-	-
Nonvested shares at June 30, 2018	28,241	$13.90

Fair Value of shares vested at June 30, 2018	$1,012,022

		Weighted-Average
March 31, 2018:	Shares	Fair Value
Nonvested shares at April 1, 2017	36,220	$13.76
Granted	-	-
Vested	(16,780)	13.78
Forfeited	-	-
Nonvested shares at March 31, 2018	19,440	$13.74

Fair Value of shares vested at March 31, 2018	$918,555

The Company recorded restricted stock awards expense of $64,089 and $57,819 during the three months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there was $286,770 of total unrecognized compensation cost related to nonvested shares granted under the 2013 stock incentive plan. The cost is expected to be recognized over a weighted-average period of 2.1 years.

Note 12:     Fair Value Measurements

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

HAMILTON BANCORP INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following is a description of the valuation methods used for instruments measured at fair value as well as the general classification of such instruments pursuant to the applicable valuation method.

Fair value measurements on a recurring basis

Securities available for sale – If quoted prices are available in an active market for identical assets, securities are classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. As of June 30, 2018 and March 31, 2018, the Bank has categorized its investment securities available for sale as follows:

	Level 1	Level 2	Level 3
June 30, 2018	inputs	inputs	inputs	Total

U.S. government agencies	$-	$2,715,652	$-	$2,715,652
Municipal bonds	-	11,632,843	-	11,632,843
Corporate bonds		-	1,983,250	1,983,250
Mortgage-backed securities	-	56,306,952	-	56,306,952
Total investment securities available for sale	$-	$70,655,447	$1,983,250	$72,638,697

	Level 1	Level 2	Level 3
March 31, 2018	inputs	inputs	inputs	Total

U.S. government agencies	$-	$2,718,649	$-	$2,718,649
Municipal bonds	-	11,705,991	-	11,705,991
Corporate bonds		-	1,954,076	1,954,076
Mortgage-backed securities	-	59,025,404	16	59,025,420
Total investment securities available for sale	$-	$73,450,044	$1,954,092	$75,404,136

Derivative – Interest rate swap agreements – The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2). The quantitative models that are used utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. As of June 30, 2018, and March 31, 2018, the bank has categorized its interest rate swaps and related loan as follows:

	Level 1	Level 2	Level 3
June 30, 2018	inputs	inputs	inputs	Total

Loans - Commercial real estate loan	$-	$2,973,514	$-	$2,973,514
Derivative - Interest rate swap designated as fair value hedge	-	97,311	-	97,311
Derivatives - Interest rate swaps designated as cash flow hedge	-	315,884	-	315,884

	Level 1	Level 2	Level 3
March 31, 2018	inputs	inputs	inputs	Total

Loans - Commercial real estate loan	$-	$3,022,744	$-	$3,022,744
Derivative - Interest rate swap designated as fair value hedge	-	69,148	-	69,148
Derivatives - Interest rate swaps designated as cash flow hedge	-	217,464	-	217,464

HAMILTON BANCORP INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following table presents the valuation and unobservable inputs for Level 3 assets measured at fair value on a recurring basis at June 30, 2018:

		Valuation	Unobservable	Range of
Description	Fair Value	Methodology	Inputs	Inputs

Investment securities	$1,983,250	3rd party valuation	Discount to reflect current market conditions	0.00%	-	10.00%

The following table presents a reconciliation of the investments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	Three Months	Fiscal Year
	Ended	Ended
	June 30, 2018	March 31, 2018
Balance, beginning of year	$1,954,092	$1,930,786

Transfers in:
Corporate bonds	-	1,954,076
Mortgage-backed securities	-	16
Municipal bonds	-	-

Transfers out:
Corporate bonds	-	-
Mortgage-backed securities	16	2,473
Municipal bonds	-	1,928,313

Change in valuation	29,174	-

Balance, end of year	$1,983,250	$1,954,092

Fair value measurements on a nonrecurring basis

Impaired Loans - The Bank has measured impairment generally based on the fair value of the loan's collateral. Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of June 30, 2018 and March 31, 2018, the fair values consist of loan balances of $11,815,971 and $8,720,339 that have been written down by $261,902 and $266,256, respectively, as a result of specific loan loss allowances.

Foreclosed real estate – The Bank's foreclosed real estate is measured at the lower of carrying value or fair value less estimated cost to sell. At June 30, 2018 and March 31, 2018, the fair value of foreclosed real estate was estimated to be $457,778 respectively. Fair value was determined based on offers and/or appraisals. Cost to sell the assets was based on standard market factors. The Company has categorized its foreclosed assets as Level 3.

	Level 1	Level 2	Level 3
	inputs	inputs	inputs	Total
June 30, 2018

Impaired loans	$-	$-	$11,554,069	$11,554,069
Foreclosed real estate	-	-	457,778	457,778

HAMILTON BANCORP INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

	Level 1	Level 2	Level 3
	inputs	inputs	inputs	Total
March 31, 2018

Impaired loans	$-	$-	$8,454,083	$8,454,083
Foreclosed real estate	-	-	457,778	457,778

The following table presents the valuation and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at June 30, 2018:

		Valuation	Unobservable	Range of
Description	Fair Value	Methodology	Inputs	Inputs

Impaired loans, net of allowance	$11,554,069	Appraised value	Discount to reflect current market conditions	0.00%	-	25.00%

		Discounted cash flows	Discount rates	2.63%	-	7.25%

Foreclosed real estate	$457,778	Appraised value	Discount to reflect current market conditions	0.00%	-	25.00%

The following table summarizes changes in foreclosed real estate for the periods shown, which is measured on a nonrecurring basis using significant unobservable, level 3, inputs.

	Three Months	Fiscal Year
	Ended	Ended
	June 30, 2018	March 31, 2018
Balance at beginning of period	$457,778	$503,094
Transfer to foreclosed real estate	-	23,834
Write-down of foreclosed real estate	-	(31,955)
Proceeds from sale of foreclosed real estate	-	(35,896)
Loss on sale of foreclosed real estate	-	(1,299)
Balance at end of period	$457,778	$457,778

The remaining financial assets and liabilities are not reported on the balance sheets at fair value on a recurring basis. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

HAMILTON BANCORP INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

	June 30, 2018		March 31, 2018
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Financial assets
Level 1 inputs
Cash and cash equivalents	$36,059,385	$36,059,385	$23,368,415	$23,368,415

Level 2 inputs
Federal Home Loan Bank stock	2,994,900	2,994,900	3,122,400	3,122,400
Bank-owned life insurance	17,569,375	17,569,375	17,455,850	17,455,850

Level 3 inputs
Certificates of deposit held as investment	499,167	484,380	499,189	492,751
Loans receivable, net of unearned income	377,973,214	367,539,525	387,328,993	385,818,260

Financial liabilities
Level 2 inputs
Deposits	404,474,061	404,848,830	405,142,975	405,026,957
Advance payments by borrowers for taxes and insurance	2,707,378	2,707,378	1,962,665	1,962,665
Borrowings	59,599,093	58,581,779	60,672,140	60,494,922

The fair values of cash and cash equivalents and advances by borrowers for taxes and insurance are estimated to equal the carrying amount.

The fair values of Federal Home Loan Bank stock and bank-owned life insurance are estimated to equal carrying amounts, which are based on repurchase prices of the FHLB stock and the insurance company.

Beginning in the first quarter 2018, the fair value of loans are determined using an exit price methodology as prescribed by ASU 2016-01, which became effective for the Company during in the first quarter ended June 30, 2018. The exit price estimation of fair value is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital (Level 3). In addition, an incremental liquidity discount is applied to certain loans, using historical sales of loans during periods of similar economic conditions as a benchmark. In comparison, loan fair values as of March 31, 2018 were estimated based on an entrance price methodology.  As a result, the fair value adjustments as of June 30, 2018 and March 31, 2018 are not comparable.

The fair value of certificates of deposit held as investments is estimated based on interest rates currently offered for certificates of deposit with similar remaining maturities.

The fair value of interest-bearing checking, savings, and money market deposit accounts is equal to the carrying amount due to these products having no stated maturity. The fair value of fixed-maturity time deposits is estimated based on interest rates currently offered for deposits of similar remaining maturities.

The fair value of borrowings is estimated based on interest rates currently offered for borrowings of similar remaining maturities.

The fair value of outstanding loan commitments and unused lines of credit are considered to be the same as the contractual amount, and are not included in the table above. These commitments generate fees that approximate those currently charged to originate similar commitments.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance, and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government, legislative and regulatory changes, the quality and composition of the loan and investment securities portfolio, loan demand, deposit flows, competition, and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in Part II, Item 1A of this form 10-Q and Item 1A of Hamilton Bancorp, Inc.’s Annual Report on Form 10-K filed June 29, 2018 with the Securities and Exchange Commission under the sections titled “Risk Factors”. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

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

Summary of Recent Performance and Other Activities

The Company and its wholly owned subsidiary, Hamilton Bank, continued to show improvement in overall earnings, as well as revenue and loan growth during the three months ended June 30, 2018 compared to the same period a year ago. Net income improved from $392,000 to $879,000 for the comparable periods, an increase of $487,000 or 124.2%, while interest revenue grew from $4.4 million to $4.9 million, an increase of $554,000. These increases are reflective of the overall growth of the loan portfolio over the past year due to organic and purchased loans and the Company’s focus on managing operating expenses. Interest revenue was partially offset by a $339,000 increase in interest expense over this same period due to the rise in interest rates.

Non-interest revenue increased $24,000, or 9.1%, to $291,000 for the three months ended June 30, 2018 compared to $266,000 for the three months ended June 30, 2017. On a comparative basis, there were increases relating to gain on sale of loans and other noninterest revenue, partially offset by a reduction in earnings on bank-owned life insurance (BOLI). In the prior year period, the Company made a conscious decision to hold in portfolio the majority of our residential loan originations versus selling them in the secondary market to partially offset the increased run-off associated with this loan type. Beginning in fiscal 2019, however, we again started to sell qualified residential loan originations into the secondary market as a means to generate noninterest revenue and diversify our income stream.

Non-interest expense for the quarter ended June 30, 2018 was relatively unchanged at $3.2 million from the quarter ended June 30, 2017. We have been able to manage a growing loan portfolio from an operational cost basis and continue to increase our interest revenue as noted earlier. This is reflected in the improvement of the Company’s efficiency ratio which has improved from 81.7% for the three months ended June 30, 2017 to 77.1% for the three months ended June 30, 2018. We have experienced significant decline in both legal and other professional services expense quarter-over-quarter related to costs incurred in the prior year, including costs associated with our charter conversion and payments under non-compete agreements that were a part of the Fraternity Community Bancorp, Inc. acquisition in May 2016. Offsetting these declines were increases in data processing expense and Federal Deposit Insurance Corporation (FDIC) insurance premiums. Management remains committed to managing our operational expenses and achieving higher efficiencies.

For the three months ended June 30, 2018, the Company did not report any income tax expense due to the release of a portion of the valuation allowance on our net deferred tax assets established in the prior fiscal year. Management concluded, based upon analysis and substantive evidence, that it is more likely than not that the Company will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the net deferred tax assets. If, in the future, the Company generates taxable income on a sustained basis sufficient to support the deferred tax assets, the need for a deferred tax valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation at that time. The establishment of a valuation allowance on our deferred tax assets for financial reporting purposes does not affect how the net operating loss carryforwards may be utilized on our subsequent income tax returns. Income tax expense for the periods reported is based upon year-to-date results and is not reflective of annual earnings.

The following highlights contain additional financial data and events that have occurred during the three months ended June 30, 2018:

●

Net income increased $487,000 to $879,000, or $0.27 per common share, for the three months ending June 30, 2018, compared to net income of $392,000, or $0.12 per common share. This represents an increase of 125.0% in earnings per share quarter-over-quarter.

●

Net interest income increased to $3.8 million, up $215,000, or 6.0%, from $3.6 million for the quarter ended June 30, 2017. This improvement was driven by a $554,000, or 12.6%, increase in interest revenue, partially offset by a $339,000 increase in interest expense.

●	Net interest margin remained relatively unchanged, increasing 2 basis points to 3.10% for the three months ended June 30, 2018 from 3.08% for the same period a year ago.

●

Efficiency ratio improved by roughly 5.6% decreasing from 81.7% for the three months ended June 30, 2017 to 77.1% for the three months ended June 30, 2018. The improvement in the efficiency ratio was driven by the increase in revenue as noninterest expenses remained relatively flat quarter-over-quarter at $3.2 million.

●	Total assets remained relatively unchanged, declining from $525.5 million at March 31, 2018 to $525.3 million at June 30, 2018, a decrease of $259,000.

●	Gross loans decreased $9.5 million, or 2.4%, from $389.2 million to $379.8 million. The decrease is due to principal paydowns and pay-offs within the loan portfolio, including one commercial relationship that totaled $6.3 million in pay-offs.

●

Cash and cash equivalents increased $12.7 million, or 54.3%, to $36.1 million at June 30, 2018, compared to $23.4 million at March 31, 2018. The increase is related to the decline in the loan portfolio and a $2.8 million decline in the investment portfolio related to normal principal paydowns on mortgage-backed securities.

●

Lower costing core deposits (including all deposits except certificates of deposit) increased by $6.5 million during the quarter ended June 30, 2018, while higher costing time deposits declined by $7.0 million. Core deposits at June 30, 2018 made up 40.6% of total deposits compared to 38.9% and 40.0% at March 31, 2018 and June 30, 2017, respectively.

●

Annualized net charge-offs to average loans improved to 0.05% compared to 0.26% at March 31, 2018, while the allowance for loan losses as a percentage of gross loans increased slightly from 0.73% to 0.75%.

●

The provision for loan losses was $60,000 for the quarter ended June 30, 2018, including $45,000 in net charge-offs compared to a provision for loan losses of $160,000 and $3,000 in net recoveries for the same period a year ago. The larger provision in the prior year was related to growth in the loan portfolio during that quarter.

●

Nonperforming loans to gross loans increased to 2.68% at June 30, 2018 from 1.84%. The increase is related to one commercial real estate relationship with a book value of $3.1 million that was placed on non-accrual during the current quarter. The borrower continues to make payments in accordance with the loan terms; however, their financial cash flow does not support the debt payment and as such, we have placed the loan on non-accrual. All payments received will be applied to principal accordingly.

●

At June 30, 2018 the Company had a book value of $16.08 per common share and a tangible book value of $13.40 per common share compared to $15.87 and $13.18, respectively, at March 31, 2018. Book value and tangible book value increased as a result of the net income reported for the quarter. Tangible book value, a non-GAAP measure, was determined as follows:

	June 30,	March 31,
	2018	2018
Tangible book value per common share:
Total shareholders' equity	$54,919,346	$54,076,132
Less: Goodwill and other intangible assets	(9,145,248)	(9,176,764)
Tangible common equity (Non-GAAP)	$45,774,098	$44,899,368

Outstanding common shares	3,416,414	3,407,613

Book value per common share (GAAP)	$16.08	$15.87

Tangible book value per common share (Non-GAAP)	$13.40	$13.18

●	The Company maintained strong liquidity and at June 30, 2018 the Bank was deemed “well capitalized” under federal regulations.

Strategic Plan

We have based our 2019-2021 strategic plan on the objective of improving shareholder value and growth through creating sustainable and profitable growth given the current and expected economic and competitive environment in the financial services industry. Our short-term goals include continuing the growth of operating revenue, changing the mix of our deposits base to be more concentrated in lower costing core deposits, collecting payments on non-accrual and past due loans, enhancing and improving credit quality, expanding fee income, maintaining a branch network that is economical and efficient, and using technology to improve efficiencies and enhance the customer experience.

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

●

Low-Cost Funding Strategies – Focusing on utilizing and growing low-cost core deposits as the primary funding source for loans. Given the current environment for higher-returns on investments, the retention of deposit customers along with targeted sales strategies will be important to growing deposits. Comprehensive marketing plans for increasing brand awareness in our market and promotion of products and services will be required, along with a seamless, fully integrated delivery experience for our customers that leverages technology and optimizes efficiencies. These strategies will apply to not just consumers, but to all commercial and small business customers.

●

Capital to Support Growth – Increasing the capital and value of the holding company’s stock through sustainable, consistent earnings, prudent capital management and enhancement of overall “franchise value”. We will continually evaluate the Bank’s capital needs and, if additional capital is needed, evaluate the most suitable type of capital, whether it be subordinated-debt or common or preferred stock.

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

If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we record the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral. At June 30, 2018, all of our securities were either issued by U.S. government agencies, U.S. government-sponsored enterprises, municipalities, or corporations.

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

Based on our impairment testing as of February 2018, there was no evidence of impairment of the Company’s goodwill or intangible assets.

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

Analysis of Financial Condition at June 30, 2018 and March 31, 2018

Assets. Total assets remained relatively unchanged over the quarter ended June 30, 2018, decreasing $258,000 to $525.3 million at June 30, 2018 from $525.5 million at March 31, 2018. The decrease is primarily attributable to a $9.5 million reduction in gross loans and a $2.8 million decrease in the investment portfolio, partially offset by a $12.7 million increase in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents at June 30, 2018 totaled $36.1 million compared to $23.4 million at March 31, 2018, an increase of 54.3% or $12.7 million. The growth is a result of proceeds received from the $9.5 million in principal paydowns and/or pay-offs within the loan portfolio and a declining investment portfolio from normal principal payments associated with the mortgage-backed security portfolio. Excluding funds needed for liquidity and operational needs, management intends to utilize any excess cash for future loan growth and possible repayment of maturing advances.

Investment Securities. Our investment portfolio consists primarily of investment grade securities including U.S. government agency and government-sponsored entity (“GSEs”) securities, securities issued by states, counties and municipalities, corporate bonds, and mortgage-backed securities. At June 30, 2018, all securities are classified as available for sale. While we usually intend to hold investment securities until maturity, this classification provides us the opportunity to divest of securities that may no longer meet our liquidity objectives. During the three months ended June 30, 2018, we did not sell any securities.

Investment securities decreased $2.8 million, or 3.7%, to $72.6 million at June 30, 2018, from $75.4 million at March 31, 2018. The decrease is attributable to $4.1 million in cash flows resulting from normal principal payments associated with our collateralized mortgage obligation and mortgage-backed security portfolios, partially offset by the purchase of one security during the quarter with a book value of $2.0 million. The fair value of the investment portfolio declined $260,000 from an unrealized net loss position of $2.9 million at March 31, 2018 to an unrealized net loss position of $3.1 million at June 30, 2018. The decrease in fair value of the investment portfolio is a result of the increase in interest rates over the past three months.

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

Loans. Excluding loan premiums and loan origination fees and costs, gross loans receivable decreased by $9.5 million, or 2.4%, to $379.8 million at June 30, 2018 from $389.2 million at March 31, 2018. The decrease is primarily attributable to normal principal pay-downs and pay-offs within the loan portfolio, including $6.3 million in pay-offs associated with one commercial relationship. Included in gross loans at June 30, 2018 are acquired loans with a book balance of $106.8 million associated with the prior acquisitions of Fraternity and Fairmount institutions (these loans are reflected in the “acquired” loan column of the table below). At June 30, 2018, gross loans receivable represented 72.3% of total assets compared to 68.6% of total assets a year ago. The following table details the composition of loans and the related percentage mix and growth of total loans:

	June 30, 2018				March 31, 2018				Year-To-Date Growth
				Percent				Percent		Growth
	Legacy	Acquired	Total	of Total	Legacy	Acquired	Total	of Total	Amount	Percent
Real estate loans:
One-to four-family:
Residential	$84,252,950	$70,509,208	$154,762,158	40.8%	$85,248,184	$72,749,066	$157,997,250	40.6%	$(3,235,092)	-2.0%
Residential construction	5,636,504	-	5,636,504	1.5%	5,450,827	-	5,450,827	1.4%	185,677	3.4%
Investor	8,822,670	17,210,983	26,033,653	6.9%	9,275,031	17,460,809	26,735,840	6.9%	(702,187)	-2.6%
Commercial	102,659,016	10,486,192	113,145,208	29.8%	100,403,769	11,762,485	112,166,254	28.8%	978,954	0.9%
Commercial construction	2,550,462	854,370	3,404,832	0.9%	5,763,784	1,352,019	7,115,803	1.8%	(3,710,971)	-52.2%
Total real estate loans	203,921,602	99,060,753	302,982,355	79.8%	206,141,595	103,324,379	309,465,974	79.5%	(6,483,619)	-2.1%
Commercial business	37,061,370	1,905,770	38,967,140	10.4%	38,302,739	1,841,226	40,143,965	10.3%	(1,176,825)	-2.9%
Home equity loans	13,735,464	5,475,308	19,210,772	5.1%	13,956,327	6,039,462	19,995,789	5.1%	(785,017)	-3.9%
Consumer	17,861,626	739,300	18,600,926	4.9%	18,849,448	766,063	19,615,511	5.0%	(1,014,585)	-5.2%
Gross loans	$272,580,062	$107,181,131	$379,761,193	100.0%	$277,250,109	$111,971,130	$389,221,239	100.0%	$(9,460,046)	-2.4%

The Company’s largest category of loans continues to be residential one-to four-family loans as a result of the loans acquired in the Fraternity and Fairmount acquisitions. This loan portfolio comprises 40.8% of the entire loan portfolio at June 30, 2018, a decrease of $3.2 million from March 31, 2018. During the last half of fiscal 2017 and into fiscal 2018 we retained in portfolio many of the traditional residential mortgage loans we originated, versus selling them in the secondary market, due to the increase in normal attrition within this loan segment resulting from our acquisitions. Prior to that time, we generally sold these loans in the secondary market at a premium to assist with managing interest rate risk and to enhance non-interest revenue. At the beginning of this year, we began to once again sell most newly originated residential loans that qualify into the secondary market versus putting them in portfolio for those same reasons. Because of this, we expect the one-to four-family residential loan portfolio to decline as we focus more on the growth within the commercial portfolio to replace the residential run-off and assist with managing interest rate risk.

As a means to supplement our residential loan portfolio, the Company began to promote its one-to-four family residential construction lending program several years ago. During the first quarter of fiscal 2019, the Bank originated commitments of $2.2 million in residential construction loans. At June 30, 2018 we had $8.8 million in residential construction commitments, of which $5.6 million in funds have been advanced; compared to $8.7 million in residential construction commitments at March 31, 2018 of which $5.4 million in funds had been advanced. The construction period on residential homes is typically nine to twelve months, at which time the Bank is often repaid through permanent financing by a third party.

Real estate investor loans represent funds advanced to borrowers for the purchase or refinance of non-owner occupied one-to-four family properties. These loans made up $26.0 million, or 6.9%, of gross loans at June 30, 2018, including a remaining balance of $17.2 million that were acquired from Fraternity and Fairmount. This type of lending typically involves more risk than originating owner-occupied one-to-four family residential mortgages. The Bank typically refrains from originating this type of loan organically.

The Bank continues to focus on growth through origination and/or purchase of both commercial real estate and commercial business loans as these loans offer higher rates of return and shorter maturity periods than typical retail lending. Over the three months ended June 30, 2018, we saw strong organic growth within our commercial real estate loan portfolio. We organically originated $3.7 million in commercial real estate loans and transferred or reclassed nearly $2.0 million more from commercial construction loans over this period. This resulted in an overall increase, after normal principal payments, of nearly $1.0 million within this loan segment. Commercial business loans declined from $40.1 million to $39.0 million, a decrease of 2.9% or $1.2 million. Commercial business loans, although relatively stable, can fluctuate based upon demands or pay-downs on respective lines of credit. Overall commercial loans, including commercial construction loans, have declined since March 31, 2018 due to $6.3 million in pay-offs associated with one commercial relationship that had several commercial loans with the Bank.

Bank-Owned Life Insurance. We invest in bank-owned life insurance (“BOLI”) to provide us with a funding source for our benefit plan obligations. BOLI also provides us noninterest income that is tax-exempt. At June 30, 2018, our investment in BOLI increased by $114,000 from $17.5 million at March 31, 2018 to $17.6 million. The increase is attributable to the increase in cash surrender value of the underlying insurance policies. Federal regulations generally limit our investment in BOLI to 25% of our Tier 1 capital plus our allowance for loan losses. Our amount of BOLI at June 30, 2018 exceeded these limits because of the BOLI we acquired in the Fraternity acquisition in May 2016 and the increase in cash surrender value of these policies over the years. Due to the amount of BOLI currently held, the Company has no plans to purchase additional BOLI at this time.

Deposits. Total deposits (excluding premiums on acquired deposits) decreased $588,000 to $404.1 million at June 30, 2018 from $404.7 million at March 31, 2018. The Company continues to focus on generating lower cost, core deposits (which includes all deposits other than certificates of deposit) and maintaining maturing certificates of deposit to support continued loan growth. Overall core deposits have increased $6.5 million, or 4.1%, to $164.2 million at June 30, 2018 compared to $157.7 million at March 31, 2018. Core deposits accounted for 40.6% of total deposits at June 30, 2018, compared to 39.0% at March 31, 2018.

The following table details the composition of deposits and the related percentage mix and growth of total deposits.

	June 30, 2018		March 31, 2018		Year-To-Date Growth
		Percent		Percent		Growth
	Total	of Total	Total	of Total	Amount	Percent
Savings	$40,965,710	10.1%	$42,499,381	10.6%	$(1,533,671)	-3.6%
Noninterest-bearing checking	27,485,033	6.8%	29,557,943	7.3%	(2,072,910)	-7.0%
Interest-bearing checking	29,482,021	7.3%	27,219,286	6.7%	2,262,735	8.3%
Money market accounts	66,235,735	16.4%	58,466,228	14.4%	7,769,507	13.3%
Time deposits	239,974,615	59.4%	246,988,613	61.0%	(7,013,998)	-2.8%
	$404,143,114	100.0%	$404,731,451	100.0%	$(588,337)	-0.1%
Premium on deposits asssumed	330,947		411,524		(80,577)
Total deposits	$404,474,061		$405,142,975		$(668,914)

Our strategy with respect to deposits has been to maintain our current certificate of deposit base as needed to support loan demand by pricing more competitively in the marketplace or through short-term certificate of deposit promotions, as we focus on growing our core deposits at a faster pace to reduce our overall cost of funds. During the first quarter of fiscal 2019, however, we have not been as aggressive in maintaining our certificates of deposits based upon funding and liquidity needs. There may be instances though when funding demands are more immediate. To meet these demands, the Company entered into a contract and began utilizing a certificate of deposit subscription service in the third quarter of fiscal 2018. The cost of these deposits is more expensive than traditional certificates of deposit because of the ability to provide the funding needed in a timely manner; but can be less costly than borrowing from the Federal Home Loan Bank or other sources. During the quarter ended June 30, 2018 we did not need to utilize this service to originate deposits to support any additional funding requirements.

Borrowings. Borrowings consist of both short and long-term advances from the Federal Home Loan Bank (FHLB). At June 30, 2018, outstanding advances from the FHLB decreased $1.1 million to $59.6 million compared to $60.7 million at March 31, 2018. Included in the FHLB advances is $10.0 million in FHLB advances assumed in the Fraternity acquisition, all of which mature in the second quarter of fiscal 2019. The advances assumed from Fraternity were originally longer-term borrowings and carried higher rates of interest varying from 3.4% to 4.3%. As a result of the higher stated rates, the Company recorded a discount of $794,000 when accounting for the borrowings at fair value upon acquisition. At June 30, 2018, the remaining discount is $49,000. The accretion of this discount will offset the higher stated rate of these borrowings.

At June 30, 2018, $22.0 million of the total advances are considered short-term and mature in less than one year, while the remaining $37.6 million in advances are considered long-term and mature in more than one year (See Note 7 of the Notes to Consolidated Financial Statements). Included in long-term advances is $11.6 million in advances that mature on a quarterly basis; however, they are associated with several cash flow hedge transactions and will be continuously renewed over the expected life of the hedged transactions. The hedge transactions currently have an average life of 6.1 years. Excluding the advances associated with the hedge transactions, the longest outstanding borrowing is for $3.0 million and matures in August 2021.

The FHLB borrowings provide an alternative means to support the cash outflow needed to fund new loan originations in coordination with deposit growth. FHLB borrowings can provide a less expensive means to support cash outflow when compared to selling higher yielding investment securities. These obligations are secured by our residential and home equity loan portfolios. At June 30, 2018, we had the ability to borrow approximately $72.0 million in additional funds from the FHLB, subject to our pledging sufficient assets. These obligations will be repaid as our cash position strengthens.

Equity. Total equity increased $843,000, or 1.6%, to $54.9 million at June 30, 2018 from $54.1 million at March 31, 2018. The change in equity is primarily attributable to net income of $879,000 reported for the first quarter of fiscal 2019, along with a $126,000 increase in additional paid in capital resulting from the expense derived from equity awards granted in prior periods. The increase was partially offset by a $162,000 decline in accumulated other comprehensive loss associated with the decrease in the fair value of the investment portfolio. The fair value of the investment portfolio decreased over the first quarter as a result of the increase in interest rates that occurred over that same period. The Company’s book value per common share was $16.08 at June 30, 2018 compared to $15.87 at March 31, 2018. At June 30, 2018, the Bank remains “well capitalized” as defined under federal regulations.

Analysis of Asset Quality at June 30, 2018, March 31, 2018, and June 30, 2017

The Bank’s asset quality remains a primary focus of management and the Board of Directors. Nonperforming assets at June 30, 2018, were $10.6 million, an increase of $3.0 million from March 31, 2018 and a $7.6 million decrease from June 30, 2017. Nonperforming assets to total assets increased from 1.45% at March 31, 2018 to 2.03% at June 30, 2018. Nonperforming assets for the respective periods were as follows:

	At	At	At
	June 30, 2018	March 31, 2018	June 30, 2017
	(dollars in thousands)

Nonaccruing loans	$8,949	$5,964	$2,222
Accruing loans delinquent more than 90 days	1,230	1,206	331
Foreclosed real estate	458	458	520
Total nonperforming assets	$10,637	$7,628	$3,073

Asset Quality Ratios:
Nonperforming loans to gross loans	2.68%	1.84%	0.72%
Nonperforming assets to total assets	2.03%	1.45%	0.60%
Net charge-offs (annualized) to average loans	0.05%	0.26%	0.00%

Included in nonperforming loans are accruing loans delinquent more than 90 days. These loans represent loans that are on accrual status and making payments, however, such loans are 90 days past their contractual maturity date, and therefore reported as nonperforming. At June 30, 2018 and March 31, 2018, these loan balances were elevated as they related to several borrowing relationships that are comprised of many smaller investor (residential non-owner occupied) loans that matured at the same time. The Bank’s credit department is diligently working to obtain the necessary financial information from these borrowers so that these loans can either be renewed or extended accordingly.

Nonaccrual loans increased to $8.9 million at June 30, 2018 compared to $6.0 million at March 31, 2018 and $2.2 million a year ago. The $3.0 million increase from March 2018 to June 2018 is primarily attributable to one commercial real estate relationship with a book value of $3.1 million that was placed on nonaccrual towards the end of the first quarter. The borrower continues to make timely payments under the original terms of the loan and has never been delinquent; however, review of their financial information indicates they do not have sufficient cash flow to service the debt. Because of the inability to show sufficient cash flow, we placed the loan on nonaccrual. Any payments received going forward will be applied entirely to principal until such time that sufficient cash flow can be substantiated. To date there is no impairment associated with this relationship based upon the most recently obtained appraised value.

As of June 30, 2018, there are two other commercial real estate relationships on nonaccrual with book values of $3.3 million and $1.2 million. Both relationships have been reviewed for impairment and recorded at their fair value based upon recent appraisals, one of which has incurred several write-downs through charge-offs over the past two years. Management continues to actively explore options and work with the borrowers to obtain the best outcome for the Bank, which may or may not result in new or additional write-downs. In July 2018, the larger of the two relationships, with a book value of $3.3 million, was resolved and paid-off with no loss to the Bank. Proceeds from the pay-off included payment of principal, past due interest and all legal and other expenses incurred.

There were $243,000 in non-performing commercial business loans at June 30, 2018 compared to $165,000 at March 31, 2018. The recorded book balance of $243,000 in loans is comprised of four commercial lease loans to separate borrowers with a contractual balance of $621,000 and charge-offs totaling $379,000. The purpose of the loans was to provide funding to purchase medical equipment related to cosmetic surgery. Based upon the inability to generate sufficient revenue, the borrowers stopped making payments on the leases or asked for the equipment to be repossessed. All four loans are fully guaranteed by the respective borrowers.

The remaining balance of nonaccrual loans at June 30, 2018 consisted of $801,000 in one-to four-family residential mortgage loans, including two loans with a book balance of $283,000 that were acquired loans, and $383,000 in residential investor loans. The majority of the residential investor loans were acquired in the Fairmount Bancorp, Inc. acquisition.

Delinquencies 30-89 days past due decreased $662,000 to $608,000 at June 30, 2018 from $1.3 million at March 31, 2018. This decrease is attributable to a decline in delinquencies associated with one-to four-family residential mortgage loans and commercial business loans over this period. One-to four-family residential loan delinquencies decreased $285,000 from $823,000 at March 31, 2018 to $538,000 at June 30, 2018, while commercial business loans decreased $256,000 to $14,000 at June 30, 2018. The Bank is monitoring the delinquent loans closely and working with the borrowers to develop a payment plan to make the loans current again. If the borrowers are unable to bring these loans current or re-pay or re-finance the respective loans, there could be future charge-offs associated with these loans based upon collateral values.

Foreclosed real estate at June 30, 2018 remained unchanged at $458,000 compared to March 31, 2018 and consisted of five properties. One of the five properties consist of semi-developed land with a fair value of $411,000. The property is listed for sale and is participated with another financial institution, with Hamilton being the lead lender. The remaining four properties totaling $47,000 are comprised of one-to-four family residential mortgage loans, all of which are participations that Hamilton owns less than 15% of and is not the lead lender.

The Bank recorded a $60,000 provision for loan loss during the first quarter of fiscal 2019 compared to a $160,000 provision for loan loss for the same period a year ago. The provision for loan loss for the recent quarter was primarily a result of $45,000 in net charge-offs compared to prior year provisions which were primarily a result of growth within the loan portfolio. The allowance for loan losses at June 30, 2018 totaled $2.8 million, or 0.75% of gross loans, compared to the same $2.8 million, or 0.73% of gross loans, at March 31, 2018. The immaterial change in percentage was due to the decrease in overall loan balances. This overall percentage remains relatively low compared to peers as a result of our acquired loan portfolios. Loans acquired in an acquisition are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses. We continue to monitor and manage the acquired loan portfolio to determine if additional provisions are necessary in relation to the estimated fair value placed on those loans at acquisition date as determined by management.

The activity in the allowance for loan losses for the three-month period ended June 30, 2018 includes $47,000 in charge-offs, offset by $2,000 in recoveries and a $60,000 provision for loan losses. We currently review the adequacy of the allowance for loan losses on a quarterly basis and are proactively managing problem assets. Based upon our analysis, we believe this allowance appropriately reflects the inherent risk of loss in our loan portfolio at June 30, 2018. We estimate the allowance for loan losses within a range based upon our charge-off history and certain environmental factors.

Results of Operations for the Three Months Ended June 30, 2018 and 2017 (unaudited)

General. Net income for the quarter ended June 30, 2018 was $879,000, or $0.27 per common share, compared to net income of $392,000, or $0.12 per common share for the quarter ended June 30, 2017, a quarter-over-quarter increase of $487,000. The increase in net income was driven by an increase in net interest income associated with growth in loans over the past year, lower loan loss provisions, and no tax expense due to the establishment of a full valuation allowance on our net deferred tax assets at the end of fiscal 2018.

Net Interest Income. Net interest income increased $215,000, or 6.0%, to $3.8 million for the three-months ended June 30, 2018 compared to $3.6 million for the three-months ended June 30, 2017. The increase in net interest income was due to a $554,000 increase in interest revenue, partially offset by a $339,000 increase in interest expense. The increase in interest revenue was due to an increase in the average balance of interest-earning assets, particularly higher yielding loans, as well as an increase in the average yield on interest-earning assets. The average balance in interest-earning assets increased $24.4 million, or 5.2%, for the quarter ended June 30, 2018 compared to the same period in fiscal 2018, while the average yield increased 26 basis points to 4.02% from 3.76%. The average balances increased quarter-over-quarter due to organic loan growth and the purchase of several pools of loans over the past twelve months.

The increase in interest expense for the quarter ended June 30, 2018 compared to the same quarter last year was the result of a 28 basis points increase in the average cost of interest-bearing liabilities. The average cost of interest-bearing liabilities increased from 0.76% for the three months ended June 30, 2017 to 1.04% for the three months ended June 30, 2018. In addition, the average balance of interest-bearing liabilities also increased $19.6 million from $417.5 million to $437.2 million. The increase resulted from the growth in average borrowings, partially offset by a decrease in average interest-bearing deposits. The net interest margin increased 2 basis point from 3.08% for the three months ended June 30, 2017 to 3.10% for the three months ended June 30, 2018.

Interest Revenue. Interest revenue increased $554,000, or 12.6% to $4.9 million during the three-months ended June 30, 2018 compared to $4.4 million for the three-months ended June 30, 2017. The increase resulted from increases in interest and fees on loans and revenue earned on federal funds sold and other bank deposits, partially offset by a decrease in interest revenue earned on investment securities.

Interest and fees on loans increased $560,000, or 14.6%, to $4.4 million for the three months ended June 30, 2018, compared to $3.8 million for the three months ended June 30, 2017. The increase in interest and fees on loans is due to a $43.2 million increase in the average balance of net loans from $336.5 million to $379.7 million quarter-over-quarter. The increase in average loans is attributable to organic growth generated by our commercial lending area and strategic loan purchases over the past year. In addition, the average yield earned on loans increased 7 basis points from 4.57% for the quarter ended June 30, 2017 to 4.64% for the quarter ended June 30, 2018. The increase in yield is a result of interest revenue recognized during the quarter relating to early pay-offs on both acquired and purchased commercial loans.

Interest revenue on investment securities decreased $63,000 to $423,000 for the three months ended June 30, 2018 from $486,000 for the three months ended June 30, 2017. The decrease is related to the average balance of investment securities decreasing $22.1 million, or 22.0%, to $78.2 million for the three months ended June 30, 2018 from $100.3 million for the same period last year, while the average yield increased 22 basis points to 2.16% from 1.94%. The largest decrease in investment securities was in mortgage-backed securities, which decreased $17.7 million to $58.1 million for the three months ended June 30, 2018 from $75.9 million for the same period last year. The average balance of investment securities also decreased quarter-over-quarter by $4.4 million. The decrease in average investments is attributable to both normal principal paydowns related to mortgage-backed securities, along with $11.6 million in securities that were sold during the past twelve months. One investment security, with a book value of $2.0 million, was purchased during the first quarter of fiscal 2019.

Interest Expense. Interest expense increased $339,000, or 42.6%, to $1.1 million for the three months ended June 30, 2018 compared to $795,000 for the same period in fiscal 2018, due to the increase in the average cost of both interest-bearing deposits and borrowings. The average cost of deposits increased 24 basis points from 0.69% for the three months ended June 30, 2017 to 0.93% for the three months ended June 30, 2018. The increase in average cost was partially offset by a decrease in the average balance of interest-bearing deposits. The average balance of interest-bearing deposits decreased $4.0 million, or 1.0%, to $377.5 million for the three months ended June 30, 2018 from $381.5 million for the three months ended June 30, 2017. Due to the increase in costs, the interest expense associated with interest-bearing deposits increased $214,000, or 32.4%, period-over-period.

For the three-month period ended June 30, 2018, average interest-bearing deposit balances increased or remained relatively unchanged for all types of deposits when compared to the same period a year ago and increased $7.5 million compared to the quarter ended March 31, 2018. We remain focused on changing the mix of our deposit portfolio by maintaining our maturing certificates of deposits and growing lower cost core deposits, including savings, interest-bearing checking and money market accounts. The average balance of core interest-bearing deposits decreased $2.0 million, or 1.5%, to $134.0 million for the three-month period ended June 30, 2018 compared to $136.0 million for the three months ended June 30, 2017; however, the average core deposits have increased $9.8 million compared to the previous quarter ended March 31, 2018. The average balance of time deposits also decreased $2.0 million, or less than 1.0%, to $243.4 million for the quarter ended June 30, 2018 compared to $245.4 for the quarter ended June 30, 2017. The decrease in time deposits is related to the competitive interest rate market as rates continue to increase.

Noninterest-bearing deposits allow us to fund growth in interest-earning assets at minimal cost. Average noninterest-bearing deposits decreased $729,000, or 2.5%, to $28.2 million for the three months ended June 30, 2018, compared to $29.0 million for the three months ended June 30, 2017. Our cash management personnel and commercial loan officers remain focused in working with commercial clients to move their core deposit relationships to Hamilton Bank and provide lower cost of funds.

For the three-month period ended June 30, 2018, average interest-bearing borrowings were $59.7 million compared to an average balance of $36.1 million for the same period a year ago. The increase in borrowings is associated with funds needed to purchase several loan portfolios over the past year and a declining deposit base. The borrowings primarily consisted of advances from the Federal Home Loan Bank. At June 30, 2018, the Bank had $59.6 million in outstanding advances from the FHLB, including $12.0 million in borrowings assumed through the Fraternity and Fairmount acquisitions. The borrowings carried an average rate of 1.74% for the three months ended June 30, 2018; a 25 basis point increase from 1.49% for the same period a year ago. Borrowing from the FHLB in today’s low interest rate environment can be a more cost-effective means to obtain funds if deposits are not growing compared to selling investment securities that are earning a higher yield.

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

	Three Months Ended June 30,
	(dollars in thousands)
	2018			2017
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Interest bearing deposits with banks	$33,858	$111	1.31%	$30,520	$54	0.71%
Investment securities (1)	20,108	148	2.94%	24,520	147	2.40%
Mortgage-backed securities	58,127	275	1.89%	75,822	339	1.79%
Loans receivable, net (2)	379,677	4,408	4.64%	336,472	3,848	4.57%
Total interest-earning assets	491,770	4,942	4.02%	467,334	4,388	3.76%
Noninterest-earning assets	34,525			43,584
Total assets	$526,295			$510,918

Interest-bearing liabilities:
Certificates of deposit	$243,443	$760	1.25%	$245,436	$556	0.91%
Money market	61,218	99	0.65%	64,822	89	0.55%
Checking accounts	30,788	3	0.04%	26,635	2	0.03%
Statement savings	42,050	13	0.12%	44,578	14	0.13%
Total interest-bearing deposits	377,499	875	0.93%	381,471	661	0.69%
Borrowings (3)	59,658	259	1.74%	36,073	134	1.49%
Total interest-bearing liabilities	437,157	1,134	1.04%	417,544	795	0.76%

Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	28,223			28,952
Other noninterest-bearing liabilities	6,129			7,274
Total liabilities	471,509			453,770
Total shareholders’ equity	54,786			57,148
Total liabilities and shareholders’ equity	$526,295			$510,918

Net interest income		$3,808			$3,593
Net interest rate spread (4)			2.98%			3.00%
Net interest-earning assets (5)	$54,613			$49,790
Net interest margin (6)			3.10%			3.08%
Average interest-earning assets to average interest-bearing liabilities	112.49%			111.92%

(1) Includes U.S agency and treasury securities, municipal and corporate bonds and to a much lesser extent, Federal Home Loan Bank equity securities.
(2) Loans on non-accrual status are included in average loans carrying a zero yield.
(3) See Note 7 of the Notes to Consolidated Financial Statements regarding cash flow hedges of FHLB advances
(4) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing libilities.
(5) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(6) Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was $60,000 charged to the provision for loan losses for the three-months ended June 30, 2018 compared to a provision for loan loss of $160,000 for the three-months ended June 30, 2017. In the current quarter, the $60,000 provision for loan loss recorded is primarily attributable to net charge-offs experienced during the quarter, while the provision for the prior year quarter was related to growth within the loan portfolio, as reflected in the table below.

The allowance for loan losses was $2.8 million, or 27.9% of non-performing loans at June 30, 2018 compared to $2.4 million, or 92.4% of non-performing loans at June 30, 2017. The decrease in the percentage is a result of a $7.6 million increase in non-performing loans over this same period. The increase in non-performing loans is primarily due to two commercial real estate relationships each with book values of $3.3 million and $3.1 million, respectively. The first commercial relationship was placed on nonaccrual in the second quarter of fiscal 2018, while the second relationship was placed on nonaccrual during the current quarter ended June 30, 2018. Both relationships have been evaluated for impairment at June 30, 2018 with no charge-offs necessary based upon recent appraised values. In July 2018, the larger of the two relationships, with a book value of $3.3 million, was resolved and paid-off with no loss to the Bank. Proceeds from the pay-off included payment of principal, past due interest and all legal and other expenses incurred. If these two commercial relationships were excluded, based upon no impairment at June 30, 2018, the allowance for loan losses as a percentage of non-performing loans at June 30, 2018 would be 74.4%.

During the three-months ended June 30, 2018, loan charge-offs totaled $47,000 with recoveries of $2,000, compared to $4,000 in charge offs and $7,000 in recoveries during the three-months ended June 30, 2017. During fiscal year 2019, we expect that we will continue our emphasis in growing commercial real estate and commercial business loans, which have higher interest rates than one-to four-family mortgage loans but are generally considered to bear higher risk than one-to four-family mortgage loans and could contribute to higher loan loss provisions going forward.

Summary of Allowance for Loan Losses Activity. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended
	June 30,
	2018	2017
	(dollars in thousands)

Allowance for loan losses at beginning of period	$2,822	$2,195
Charge-offs:
Real estate loans:
Residential	8	-
Investor	6	4
Commercial	31	-
Commercial construction	-	-
Commercial business	-	-
Home equity	-	-
Consumer	2	-
Total charge-offs	47	4
Recoveries	2	7
Net charge-offs	45	(3)
Provision for loan losses	60	160
Allowance for loan losses at end of period	$2,837	$2,358

Allowance for loan losses to non-performing loans	27.87%	92.36%
Allowance for loan losses to total loans outstanding at the end of the period	0.75%	0.67%
Net charge-offs to average loans outstanding during the period (annualized)	0.05%	0.00%

Noninterest Revenue. Noninterest revenue increased $24,000, or 9.1%, to $291,000 for the three months ended June 30, 2018, compared to $266,000 for the three-months ended June 30, 2017. The following table outlines the changes in noninterest revenue for the three-month periods.

	Three months ended
	June 30,
	2018	2017	$ Change	% Change
Service charges	$120,584	$119,199	$1,385	1.2
Gain on sale of loans held for sale	9,542	-	9,542	N/A
Earnings on bank-owned life insurance	113,525	122,576	(9,051)	(7.4)
Other fees and commissions	47,123	24,717	22,406	90.7

Total noninterest revenue	$290,774	$266,492	$24,282	9.1

Service charges associated with retail and commercial deposit products increased slightly during the three-months ending June 30, 2018 compared to the same period a year ago. Management remains focused on growing core deposits, particularly checking accounts, which typically generate more service fee income. The average balance relating to overall checking accounts for the three months ended June 30, 2018 was $59.0 million compared to an average balance of $56.6 million at June 30, 2017, an increase of 6.2%, or $3.4 million. We continue to review and evaluate our fee structure to be more aligned with our market. Customers, however, have become more cost conscious of fees and better manage their deposit relationship with the Bank.

During the three months ended June 30, 2018, the Company was able to enhance noninterest revenue by $10,000 relating to gains on loans sold to the secondary market. In the last quarter of fiscal 2017 and into fiscal 2018, the Company purposely held in portfolio the majority of our residential loan originations to partially offset the increased run-off associated with this loan segment. Beginning in fiscal 2019, however, we again started to sell qualified residential loan originations into the secondary market as a means to generate noninterest revenue and diversify our income stream.

In addition to these gains, the Company also experienced a $22,000 increase in other noninterest revenue that includes the collection of certain loan fees, merchant card services and other miscellaneous items. Loan fees and merchant card services increased quarter-over-quarter by $5,000 and $2,000, respectively. Meanwhile, earnings on BOLI declined $9 thousand due to a reduction in the cash surrender value of the Company’s outstanding BOLI related to the pay-out of death benefits in the fourth quarter of fiscal 2018.

Noninterest Expense. Noninterest expense remained relatively unchanged at $3.2 million for the three-months ended June 30, 2018 compared to the same period a year ago. The following table outlines the changes within noninterest expense for those periods.

	Three months ended
	June 30,
	2018	2017	$ Change	% Change
Salaries and benefits	$1,879,423	$1,853,172	$26,251	1.4
Occupancy	271,828	260,838	10,990	4.2
Advertising	17,024	27,028	(10,004)	(37.0)
Furniture and equipment	90,299	83,984	6,315	7.5
Data processing	192,654	164,850	27,804	16.9
Legal services	56,338	101,890	(45,552)	(44.7)
Other professional services	98,316	180,302	(81,986)	(45.5)
Deposit insurance premiums	101,109	57,128	43,981	77.0
Foreclosed real estate expense and losses	-	1,186	(1,186)	100.0
Other operating	452,468	422,647	29,821	7.1

Total noninterest expense	$3,159,459	$3,153,025	$6,434	0.2

Overall our operating expenses have remained relatively unchanged, despite decreased operating expenses in certain areas related to prior year expenses that were incurred, offset by increases in others due to operating as a larger financial institution. We have been able to manage a growing loan portfolio from an operational cost basis and continue to increase our interest revenue. This is reflected in the improvement of the Company’s efficiency ratio which has improved from 81.7% for the three months ended June 30, 2017 to 77.1% for the three months ended June 30, 2018. Management remains committed to reducing operational expenses and achieving higher efficiencies.

Salaries and benefit expense remains our highest operational cost and increased by only $26,000, or 1.4%, quarter-over-quarter. This modest increase is due to annual evaluations and respective salary increases, along with employee benefit expenses that have increased slightly because of higher costs associated with our 401K plan expense and employee stock ownership plan (ESOP). The 401K plan expense has increased due to more participants, while the increase in the ESOP is related to the rise in the Company’s average stock price quarter-over-quarter. Also included in salaries and benefits for the three months ending June 30, 2018 and 2017, is $91,000 and $80,000 in expense, respectively, relating to equity awards granted to officers under the Company’s Equity Incentive Plan. The equity awards provide for management to have a vested interest in the performance of the company and share in the benefit of an increase in shareholder value. Similarly, other operating expenses for the same periods include $35,000 in each of the comparable periods associated with equity awards granted to Directors.

The Company realized an increase of $11,000 in occupancy expense that is related to increased repair costs to our facilities, in particular an emergency water main break during the most recent quarter at one of our branch locations. Data processing costs also increased $28,000 for the comparable quarters associated with annual cost increases, along with the introduction of new technology that has made banking easier for our customers, including products such as mobile banking. FDIC insurance premiums have increased $44,000 to $101,000 for the three months ending June 30, 2018 compared to $57,000 for the three months ending June 30, 2017. This increase is attributable to both the increase in the size of the Bank over the comparable periods, as well as the increase in the FDIC insurance premium rates over this same timeframe.

Offsetting the increases in noninterest expenses has been a $46,000 reduction in legal expenses and an $82,000 reduction in other professional services. Legal expense has declined because of higher costs incurred in the prior year associated with our charter conversion and consultation with counsel to advise on agreements associated with loan purchases and branch matters concerning re-location. Other professional services also declined because of costs incurred in the prior year associated with payments under non-compete agreements that were a part of the Fraternity Community Bancorp, Inc. acquisition in May 2016. The terms and the payments under the non-compete agreements were fully satisfied in April 2018.

Income Tax Expense. For the three months ending June 30, 2018, the Company did not report any income tax expense on pre-tax income of $879,000 compared to tax expense of $154,000 for the three months ended June 30, 2017 after pre-tax income of $547,000. There was no tax expense during the current quarter due to the release of a portion of the valuation allowance on our net deferred tax assets established in the prior fiscal year. In accordance with Accounting Standards Codification (ASC) 740, Accounting for Income Taxes, at June 30, 2018, the Company has assessed whether the deferred tax assets are more likely than not to be realized based on an evaluative process that considers all available positive and negative evidence. As part of this evaluative process, management considered the following sources of taxable income: 1.) taxable income in prior carryback years; 2.) the future reversals of taxable temporary differences; 3.) tax planning strategies; and 4.) future taxable income exclusive of reversing temporary differences and carryforwards. In making a conclusion, management evaluated all the available positive and negative evidence impacting these sources of taxable income. The first three options are more quantifiable and verifiable; however, management has concluded they are not viable sources of taxable income.  As such, the positive evidence that has been most heavily relied upon, but the most subjective, is future taxable income exclusive of reversing temporary differences and carryforwards. Based upon the Company being in a three-year cumulative loss position, which creates negative evidence, and because this evidence is considered significant, management has concluded that there is more negative evidence than positive evidence and therefore, it is more likely than not that the Company will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the net deferred tax assets.

If, in the future, the Company generates taxable income on a sustained basis sufficient to support the deferred tax assets, the need for a deferred tax valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation at that time. The establishment of a valuation allowance on our deferred tax assets for financial reporting purposes does not affect how the net operating loss carryforwards may be utilized on our subsequent income tax returns. The valuation allowance on the Company’s net deferred tax assets decreased $220,000 to $5.6 million at June 30, 2018, from $5.8 million at March 31, 2018 due to book income of $879,000 and adjustments for permanent and temporary book-tax differences. Income tax expense for the periods reported is based upon year-to-date results and is not reflective of annual earnings.

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

We also have the ability to borrow from the FHLB to meet our funding and liquidity needs. At June 30, 2018, we had $59.6 million in borrowings from the FHLB, of which $12.0 million were assumed through acquisitions, and the capacity to borrow approximately $72.0 million more, subject to our pledging sufficient assets.

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

Our most liquid assets are cash and cash equivalents and interest-earning deposits. The level of these assets depends on our operating, financing, lending, and investing activities during any given period. At June 30, 2018, cash and cash equivalents totaled $36.1 million and securities classified as available-for-sale amounted to $72.6 million.

Total deposits decreased $669,000 over the three months ended June 30, 2018, while total deposits decreased $554,000 over the same period a year ago. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. In the first quarter of fiscal 2018, we continued our focus in growing our lower costing core deposits (considered to be all deposits other than certificates of deposit) and retaining maturing certificates of deposits through various promotions to assist in funding organic loan growth. Certificates of deposit allow us to lock in those funds for an extended period of time based upon current interest rates. At June 30, 2018, certificates of deposit scheduled to mature within one year totaled $126.3 million, or 52.6% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods due to the current low interest rate environment and local competitive pressures. Whether we retain these deposits will be determined in part by the interest rates we are willing to pay on such deposits. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit due on or before June 30, 2019.

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. At June 30, 2018, we had $55.2 million in commitments to extend credit outstanding.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2018, we exceeded all of the applicable regulatory capital requirements for the Bank (See capital tables in Note 10 of the Notes to Consolidated Financial Statements). Our regulatory risk weighted capital ratios increased during the first quarter of fiscal 2019 as a result of an increase in our capital levels due to the net income recorded for the quarter.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For a discussion of our market risk, please refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018 filed on June 29, 2018. The Company’s market risk has not changed materially from that disclosed in the annual report.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 29, 2018. As of June 30, 2018, the risk factors of the Company have not changed materially from those disclosed in the annual report.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of June 30, 2018 (unaudited) and March 31, 2018; (ii) the Consolidated Statements of Operations for the three months ended June 30, 2018 and 2017 (unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three months ended June 30, 2018 and 2017 (unaudited); (iv) the Consolidated Statements of Equity for the three months ended June 30, 2018 and 2017 (unaudited); (v) the Consolidated Statement of Cash Flows for the three months ended June 30, 2018 and 2017 (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

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

HAMILTON BANCORP, INC.

Date: August 13, 2018	/s/ Robert A. DeAlmeida
Robert A. DeAlmeida
President and Chief Executive Officer

Date: August 13, 2018	/s/ John P. Marzullo
John P. Marzullo
Senior Vice President, Chief Financial Officer and Treasurer