Form 10-Q
period 2018-09-30
Hamilton Bancorp, Inc.
filed 2018-11-14
CIK 1551739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [  X  ]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ X ]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ X ]	Smaller reporting company [ X ]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [   ]     NO [X]

The Registrant’s common stock, par value $0.01 per share, consisted of 3,416,414 shares issued and outstanding as of November 14, 2018.

Hamilton Bancorp, Inc. and Subsidiary

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

September 30, 2018 and March 31, 2018

	September 30,	March 31,
	2018	2018
	(Unaudited)	(Audited)
Assets
Assets
Cash and due from banks	$14,536,572	$15,488,396
Federal funds sold	7,489,263	7,880,019
Cash and cash equivalents	22,025,835	23,368,415
Certificates of deposit held as investment	499,144	499,189
Securities available for sale, at fair value	68,862,989	75,404,136
Federal Home Loan Bank stock, at cost	2,782,400	3,122,400
Loans	375,939,704	390,420,885
Allowance for loan losses	(3,030,929)	(2,821,903)
Net loans and leases	372,908,775	387,598,982
Premises and equipment, net	3,842,489	3,945,825
Foreclosed real estate	587,978	457,778
Accrued interest receivable	1,506,290	1,468,382
Bank-owned life insurance	17,684,501	17,455,850
Income taxes refundable	40,000	40,000
Goodwill and other intangible assets	9,113,731	9,176,764
Other assets	2,333,117	2,995,741
Total Assets	$502,187,249	$525,533,462

Liabilities and Shareholders' Equity
Liabilities
Noninterest-bearing deposits	$28,816,887	$29,557,943
Interest-bearing deposits	359,653,728	375,585,032
Total deposits	388,470,615	405,142,975
Borrowings	53,551,896	60,672,140
Advances by borrowers for taxes and insurance	1,216,584	1,962,665
Other liabilities	3,488,645	3,679,550
Total liabilities	446,727,740	471,457,330

Commitments and contingencies	-	-

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized. Issued and outstanding: 3,416,414 shares at September 30, 2018 and 3,407,613 shares at March 31, 2018	34,164	34,076
Additional paid in capital	32,364,652	32,113,534
Retained earnings	27,464,461	25,920,490
Unearned ESOP shares	(2,073,680)	(2,073,680)
Accumulated other comprehensive loss	(2,330,088)	(1,918,288)
Total shareholders' equity	55,459,509	54,076,132
Total Liabilities and Shareholders' Equity	$502,187,249	$525,533,462

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

Three and Six Months Ended September 30, 2018 and 2017

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest revenue
Loans, including fees	$4,403,945	$3,938,627	$8,811,889	$7,786,639
U.S. treasuries, government agencies and FHLB stock	63,214	46,513	116,903	79,198
Municipal and corporate bonds	94,654	112,571	189,065	226,540
Mortgage-backed securities	265,395	314,572	540,403	653,478
Federal funds sold and other bank deposits	113,532	26,738	224,251	81,146
Total interest revenue	4,940,740	4,439,021	9,882,511	8,827,001

Interest expense
Deposits	920,018	669,605	1,795,082	1,330,063
Borrowed funds	272,439	158,634	531,028	292,904
Total interest expense	1,192,457	828,239	2,326,110	1,622,967

Net interest income	3,748,283	3,610,782	7,556,401	7,204,034
Provision for loan losses	242,496	120,000	302,496	280,000
Net interest income after provision for loan losses	3,505,787	3,490,782	7,253,905	6,924,034

Noninterest revenue
Service charges	120,966	118,851	241,549	238,050
Gain on sale of investment securities	-	10,381	-	10,381
Gain on sale of loans held for sale	16,331	-	25,873	-
Earnings on bank-owned life insurance	115,126	123,818	228,651	246,393
Other	43,793	41,394	90,917	66,112
Total noninterest revenue	296,216	294,444	586,990	560,936

Noninterest expenses
Salaries	1,527,455	1,510,515	2,995,036	2,970,512
Employee benefits	334,301	348,313	746,144	741,487
Occupancy	243,186	239,415	515,014	500,253
Advertising	14,958	14,170	31,982	41,198
Furniture and equipment	78,972	85,754	169,271	169,738
Data processing	208,888	181,506	401,541	346,356
Legal services	67,623	119,104	123,962	220,994
Other professional services	103,219	212,519	201,535	392,820
Deposit insurance premiums	112,821	73,762	213,930	130,890
Foreclosed real estate expense and losses	9,302	113	9,302	1,299
Other operating	436,740	431,717	889,207	854,366
Total noninterest expense	3,137,465	3,216,888	6,296,924	6,369,913

Income before income taxes	664,538	568,338	1,543,971	1,115,057
Income tax expense	-	157,585	-	311,927
Net Income	$664,538	$410,753	$1,543,971	$803,130

Net income per common share:
Basic	$0.21	$0.13	$0.48	$0.25
Diluted	$0.21	$0.13	$0.48	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

Three and Six Months Ended September 30, 2018 and 2017

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income	$664,538	$410,753	$1,543,971	$803,130
Other comprehensive (loss) income:
Unrealized (loss) gain on investment securities available for sale	(345,784)	87,905	(605,645)	637,248
Reclassification adjustment for realized gain on investment securities available for sale included in net income	-	(10,381)	-	(10,381)
Total unrealized (loss) gain on investment securities available for sale	(345,784)	77,524	(605,645)	626,867
Unrealized gain (loss) on derivative transactions	95,806	26,710	193,845	(183,238)
Income tax expense relating to investment securities available for sale and derivative transactions	-	41,114	-	174,990
Other comprehensive (loss) income	(249,978)	63,120	(411,800)	268,639
Total comprehensive income	$414,560	$473,873	$1,132,171	$1,071,769

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Six Months Ended September 30, 2018 and 2017

					Accumulated
		Additional		Unearned	other	Total
	Common	paid-in	Retained	ESOP	comprehensive	shareholders'
	stock	capital	earnings	shares	loss	equity

Balances at April 1, 2017	$34,111	$31,656,235	$31,730,673	$(2,221,800)	$(1,407,989)	$59,791,230
Net income	-	-	803,130	-	-	803,130
Unrealized gain on available for sale securities, net of tax effect of $ 247,268	-	-	-	-	379,600	379,600
Unrealized loss on derivative transactions securities, net of tax effect of $(72,278)	-	-	-	-	(27,326)	(27,326)
Stock based compensation - options	-	114,784	-	-	-	114,784
Restricted stock - compensation and activity	-	115,638	-	-	-	115,638
Balances at September 30, 2017	$34,111	$31,886,657	$32,533,803	$(2,221,800)	$(1,055,715)	$61,177,056

Balances at April 1, 2018	$34,076	$32,113,534	$25,920,490	$(2,073,680)	$(1,918,288)	$54,076,132
Net income	-	-	1,543,971	-	-	1,543,971
Unrealized loss on available for sale securities, net of tax effect of $ -0-	-	-	-	-	(605,645)	(605,645)
Unrealized gain on derivative transactions, net of tax effect of $ -0-	-	-	-	-	193,845	193,845
Stock based compensation - options	-	123,028	-	-	-	123,028
Restricted stock - compensation and activity	88	128,090	-	-	-	128,178
Balances at September 30, 2018	$34,164	$32,364,652	$27,464,461	$(2,073,680)	$(2,330,088)	$55,459,509

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended September 30, 2018 and 2017

	Six Months Ended
	September 30,
	2018	2017

Cash flows from operating activities
Interest received	$10,055,633	$9,265,972
Fees and commissions received	332,677	305,462
Interest paid	(2,590,648)	(2,011,560)
Cash paid to suppliers and employees	(5,354,929)	(5,193,587)
Origination of loans held for sale	(1,280,300)	-
Proceeds from sale of loans held for sale	1,306,173	-
Net cash provided by operating activities	2,468,606	2,366,287

Cash flows from investing activities
Proceeds from maturing and called securities available for sale, including principal pay downs	7,618,325	8,524,350
Proceeds from sale of investment securities available for sale	-	4,243,760
Purchase of investment securities available for sale	(1,985,000)	(1,208,480)
Purchase (redemption) of Federal Home Loan Bank stock	340,000	(701,200)
Loans made, net of principal repayments	14,328,852	(29,464,001)
Purchase of premises and equipment	(63,665)	(349,306)
Proceeds from sale of foreclosed real estate	19,641	35,896
Net cash provided (used) by investing activities	20,258,153	(18,918,981)

Cash flows from financing activities
Net increase (decrease) in
Deposits	(16,517,191)	(18,468,720)
Advances by borrowers for taxes and insurance	(746,081)	(573,435)
Proceeds from borrowings	24,000,000	25,000,000
Payments of borrowings	(31,000,000)	(8,004,682)
Interest rate swap on FHLB borrowings	193,845	(99,604)
Issuance of restricted stock	88	-
Net cash (used) provided by financing activities	(24,069,339)	(2,146,441)

Net increase (decrease) in cash and cash equivalents	(1,342,580)	(18,699,135)

Cash and cash equivalents at beginning of period	23,368,415	29,353,921

Cash and cash equivalents at end of period	$22,025,835	$10,654,786

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

	Six Months Ended
	September 30,
	2018	2017

Reconciliation of net income to net cash provided by operating activities
Net income	$1,543,971	$803,130
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of premiums on certificates of deposit	45	45
Amortization of premiums on securities	302,178	466,542
Gain on sale of investment securities	-	(10,380)
Loss on sale of foreclosed real estate	211	1,299
Gain on loans held for sale	(25,873)	-
Loan discount accretion	(72,593)	121,389
Deposit premium amortization	(155,168)	(231,196)
Borrowing premium amortization	(120,244)	(262,799)
Core deposit intangible asset amortization	63,032	63,032
Premises and equipment depreciation and amortization	167,001	158,784
Stock based compensation	251,118	230,422
Provision for loan losses	302,496	280,000
Decrease (increase) in
Accrued interest receivable	(37,908)	(173,469)
Loans held for sale	25,873	-
Cash surrender value of life insurance	(228,651)	(246,393)
Income taxes refundable and deferred income taxes	-	311,926
Other assets	662,624	224,291
Increase (decrease) in
Accrued interest payable	10,874	105,402
Deferred loan origination fees	(18,600)	24,464
Other liabilities	(201,780)	499,798
Net cash provided by operating activities	$2,468,606	$2,366,287

Noncash investing activity
Real estate acquired through foreclosure	$130,200	$17,305

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2018

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

On October 23, 2018, the Company and Orrstown Financial Services, Inc. (“Orrstown”), the parent company of Orrstown Bank located in Shippensburg, Pennsylvania, signed a definitive agreement and plan of merger under which the Company will merge with and into Orrstown, with Orrstown as the surviving company. Immediately, thereafter, Hamilton Bank will merge with and into Orrstown Bank, with Orrstown Bank as the surviving institution. At the effective time of the merger, each share of Hamilton Bancorp’s common stock will be converted into the right to receive (1) $4.10 in cash, subject to adjustment as set forth in the Merger Agreement and (2) 0.54 shares of common stock of Orrstown. The Merger Agreement provides each party with specified termination rights. If the Merger is not consummated under specified circumstances, Hamilton Bancorp has agreed to pay Orrstown a termination fee of $2.2 million. The transaction is expected to close in the second quarter of calendar 2019.

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

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Hamilton Bancorp is a holding company that operates a community bank with seven branches in the Baltimore-metropolitan area. Its primary deposit products are certificates of deposit and demand, savings, checking, and money market accounts. Its primary lending products consist of real estate mortgages, along with commercial and consumer loans. Hamilton Bancorp’s primary source of revenue is derived from loans to customers, who are predominately small and middle-market businesses and middle-income individuals.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. We derived the balances as of March 31, 2018 from audited financial statements. Operating results for the three and six months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019, or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018.

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

Investment Securities. Management determines the appropriate classification of investment securities at the time of purchase. Securities that may be sold before maturity are classified as available for sale and carried at fair value. Investment securities that management has the intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. All investment securities held by Hamilton at September 30, 2018 and March 31, 2018 were classified as available for sale.

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

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

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

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

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

The allowance for loan losses is increased by provisions charged to income and reduced by charge-offs, net of recoveries. Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent risks in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and current economic conditions. The look back period for historical losses consists of reviewing a 48 month look back period for net charge-offs. Prior to September 30, 2018, we reviewed both a 36 and 48 month look back period individually for net charge-offs to develop a range in which the allowance for loan losses should be within. The range has grown smaller over the past year to a point where the difference in the two calculations of the allowance for loan loss is deemed immaterial. As a result, and for efficiency purposes, we began to only utilize a historical charge-off period of 48 months in determining the necessary allowance for loan losses. We believe, although similar in amount, that a 48-month period is more representative of our charge-off history. This period may change in the future depending on the performance of the loan portfolio. In addition, we also adjusted the environmental factors of the legacy and acquired loan portfolios so that they are not the same for each loan portfolio going forward. The environmental factors for each acquired loan portfolio and the legacy loan portfolio will be evaluated on their own merits so as to stand on their own characteristics. These changes at September 30, 2018 resulted in additional provisions of $294,000 and were primarily related to the acquired loan portfolios and the adjustment of their environmental factors.

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

HAMILTON BANCORP, INC., AND SUBSIDIARY

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

HAMILTON BANCORP, INC., AND SUBSIDIARY

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

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

ASU 2016-13, Financial Instruments – Credit Losses. The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the guidance in this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate credit losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The guidance in this update for public business entities is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact adoption will have on its consolidated financial statements. Hamilton Bancorp is in the process of implementing a committee and has begun to gather loan information and consider acceptable methodologies to comply with this ASU. The implementation team will meet periodically to discuss the latest developments and updates via webcasts, publications, and conferences. Due to the pending merger with Orrstown, we will not be entering into a contract with an outside vendor as originally planned to assist with implementing CECL due to the timing of required adoption and the pending merger. If the merger agreement is terminated for any reason, the Company will engage an outside vendor at that time to assist with the implementation of this pronouncement utilizing information we have continued to gather.

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

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

ASU No. 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Liabilities. This ASU requires equity investments to be measured at fair value with changes in fair value recognized in net income, excluding equity investments that are consolidated or accounted for under the equity method of accounting. The amendment allows equity investments without readily determinable fair values to be measured at cost minus impairment, with a qualitative assessment required to identify impairment. The amendment also requires public companies to use exit prices to measure the fair value of financial instruments purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statement; it eliminates the disclosure requirements related to measurement assumptions for the fair value of instruments measured at amortized cost. In addition, for liabilities measured at fair value under the fair value option, to present in other comprehensive income changes in fair value due to changes in instrument specific credit risk. The Company’s management engaged a third-party expert in the field of valuation and reporting to assist management and ensure adequate documentation of financial controls and analysis performed in its review of “exit pricing” of the fair values of loans, deposits, and other financial instruments. This ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted this ASU effective April 1, 2018. With the adoption of this ASU, equity securities can no longer be classified as available for sale, and as such marketable equity securities are disclosed as a separate line item on the Consolidated Statement of Financial Condition with changes in the fair value of equity securities reflected in net income. At September 30, 2018 the Company did not have any equity securities. During the first quarter of fiscal 2019, we began using an exit price notion when measuring the fair value of our loan portfolio, excluding loans held for sale, for disclosure purposes. The adoption of this ASU did not have a significant impact on our consolidated financial statements.

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

HAMILTON BANCORP, INC., AND SUBSIDIARY

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

Both the basic and diluted earnings per share for the three and six months ended September 30, 2018 and 2017 are summarized below:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Net income	$664,538	$410,753	$1,543,971	$803,130
Weighted average common shares outstanding - basic	3,209,046	3,188,895	3,209,046	3,188,895
Weighted average common shares outstanding - diluted	3,214,841	3,196,516	3,214,841	3,196,516
Income per common share - basic and diluted	$0.21	$0.13	$0.48	$0.25

Anti-dilutive shares	174,465	124,169	174,465	124,169

Note 4:	Investment Securities Available for Sale

The amortized cost and fair value of securities at September 30, 2018 and March 31, 2018, are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
September 30, 2018	cost	gains	losses	value

U.S. government agencies	$2,746,829	$-	$35,162	$2,711,667
Municipal bonds	12,376,464	-	884,033	11,492,431
Corporate bonds	2,000,000	-	50,868	1,949,132
Mortgage-backed securities	55,208,284	3,390	2,501,915	52,709,759
	$72,331,577	$3,390	$3,471,978	$68,862,989

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
March 31, 2018	cost	gains	losses	value

U.S. government agencies	$2,753,346	$-	$34,697	$2,718,649
Municipal bonds	12,435,068	-	729,077	11,705,991
Corporate bonds	2,000,000	-	45,924	1,954,076
Mortgage-backed securities	61,078,665	12,993	2,066,238	59,025,420
	$78,267,079	$12,993	$2,875,936	$75,404,136

There were no sales of investment securities during the three and six months ended September 30, 2018. Proceeds from the sale of investment securities were $4,243,760 during the three and six months ended September 30, 2017, with gains of $23,352 and losses of $12,971.

As of September 30, 2018, and March 31, 2018, all mortgage-backed securities are backed by U.S. Government-Sponsored Enterprises (GSE’s), except one private label mortgage-backed security that was acquired in the Fraternity acquisition in May 2016 with a book value of $38,258 and fair value of $38,858 as of September 30, 2018.

As of September 30, 2018, and March 31, 2018, the Company had one security pledged to the Federal Reserve Bank with a book value of $744,186 at both dates and a fair value of $713,599 and $723,023, respectively.

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The amortized cost and estimated fair value of debt securities by contractual maturity at September 30, 2018 and March 31, 2018 follow. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available for Sale
	September 30, 2018		March 31, 2018
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value

Maturing
Within one year	$2,002,643	$1,998,068	$2,009,160	$1,995,625
Over one to five years	1,228,815	1,180,880	1,231,928	1,196,368
Over five to ten years	3,573,299	3,476,232	3,578,827	3,500,641
Over ten years	10,318,536	9,498,050	10,368,499	9,686,082
Mortgage-backed securities, in monthly installments	55,208,284	52,709,759	61,078,665	59,025,420
	$72,331,577	$68,862,989	$78,267,079	$75,404,136

The following table presents the Company's investments' gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position at September 30, 2018 and March 31, 2018.

	Less than 12 months		12 months or longer		Total
	Gross unrealized	Fair	Gross unrealized	Fair	Gross unrealized	Fair
September 30, 2018	losses	value	losses	value	losses	value

U.S. government agencies	$-	$-	$35,162	$2,711,667	$35,162	$2,711,667
Municipal bonds	-	-	884,033	11,492,431	884,033	11,492,431
Corporate bonds	-	-	50,868	1,949,132	50,868	1,949,132
Mortgage-backed securities	185,975	6,707,755	2,315,940	45,756,778	2,501,915	52,464,533
	$185,975	$6,707,755	$3,286,003	$61,910,008	$3,471,978	$68,617,763

	Less than 12 months		12 months or longer		Total
	Gross unrealized	Fair	Gross unrealized	Fair	Gross unrealized	Fair
March 31, 2018	losses	value	losses	value	losses	value

U.S. government agencies	$21,163	$723,023	$13,534	$1,995,625	$34,697	$2,718,648
Municipal bonds	-	-	729,077	11,705,991	729,077	11,705,991
Corporate bonds	-	-	45,924	1,954,076	45,924	1,954,076
Mortgage-backed securities	383,987	15,880,948	1,682,251	40,684,836	2,066,238	56,565,784
	$405,150	$16,603,971	$2,470,786	$56,340,528	$2,875,936	$72,944,499

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

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 5:	Loans Receivable and Allowance for Loan Losses

Loans receivable, excluding loans held for sale, consist of the following at September 30, 2018 and March 31, 2018:

	September 30, 2018				March 31, 2018
	Legacy (1)	Acquired	Total Loans	% of Total	Legacy (1)	Acquired	Total Loans	% of Total
Real estate loans:
One-to four-family:
Residential (2)	$83,090,271	$68,932,853	$152,023,124	40%	$85,248,184	$72,749,066	$157,997,250	41%
Residential construction	3,639,139	-	3,639,139	1%	5,450,827	-	5,450,827	1%
Investor (3)	7,880,161	17,002,668	24,882,829	7%	9,275,031	17,460,809	26,735,840	7%
Commercial	105,679,013	10,017,465	115,696,478	31%	100,403,769	11,762,485	112,166,254	29%
Commercial construction	2,529,160	928,008	3,457,168	1%	5,763,784	1,352,019	7,115,803	2%
Total real estate loans	202,817,744	96,880,994	299,698,738	80%	206,141,595	103,324,379	309,465,974	80%
Commercial business (4)	36,134,376	1,755,200	37,889,576	10%	38,302,739	1,841,226	40,143,965	10%
Home equity loans	14,183,532	5,184,176	19,367,708	5%	13,956,327	6,039,462	19,995,789	5%
Consumer (5)	16,973,316	719,527	17,692,843	5%	18,849,448	766,063	19,615,511	5%
Total Loans	270,108,968	104,539,897	374,648,865	100%	277,250,109	111,971,130	389,221,239	100%
Net deferred loan origination fees and costs	(194,146)	-	(194,146)		(212,746)	-	(212,746)
Loan premium (discount)	1,773,078	(288,093)	1,484,985		1,922,428	(510,036)	1,412,392
	$271,687,900	$104,251,804	$375,939,704		$278,959,791	$111,461,094	$390,420,885

_________________________________________________

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

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

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

The home equity loans consist of both conforming loans and revolving lines of credit to consumers which are secured by residential real estate. These loans are typically secured with second mortgages on the homes. Consumer loans include share loans, installment loans and, to a lesser extent, personal lines of credit.  Share loans represent loans that are collateralized by a certificate of deposit or other deposit product. Installment loans are used by customers to purchase primarily automobiles; but may be used to also purchase boats and recreational vehicles.

The following table details activity in the allowance for loan losses by portfolio segment for the three and six-month periods ended September 30, 2018 and 2017. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Three Months Ended September 30, 2018	Residential Real Estate	Investor Real Estate	Commercial Real Estate	Commercial Construction	Commercial Business	Home Equity	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$601,211	$63,506	$1,355,886	$14,793	$609,372	$68,267	$123,952	$-	$2,836,987
Charge-offs	(5,722)	(2,531)	-	-	(75,000)	-	-	-	(83,253)
Recoveries	1,475	-	31,320	-	-	-	1,904	-	34,699
Provision for credit losses	68,712	253,596	(74,765)	(2,403)	(1,761)	4,564	(27,180)	21,733	242,496
Ending balance	$665,676	$314,571	$1,312,441	$12,390	$532,611	$72,831	$98,676	$21,733	$3,030,929

Six Months Ended September 30, 2018	Residential Real Estate	Investor Real Estate	Commercial Real Estate	Commercial Construction	Commercial Business	Home Equity	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$608,723	$51,690	$1,253,383	$33,430	$673,982	$69,459	$131,236	$-	$2,821,903
Charge-offs	(13,769)	(8,111)	(31,320)	-	(75,000)	-	(2,465)	-	(130,665)
Recoveries	2,242	64	31,320	-	-	-	3,569	-	37,195
Provision for credit losses	68,480	270,928	59,058	(21,040)	(66,371)	3,372	(33,664)	21,733	302,496
Ending balance	$665,676	$314,571	$1,312,441	$12,390	$532,611	$72,831	$98,676	$21,733	$3,030,929

Allowance allocated to:
Legacy Loans:
Individually evaluated for impairment	$257,866	$1,857	$-	$-	$-	$-	$-	$-	$259,723
Collectively evaluated for impairment	260,437	50,278	1,272,762	11,381	528,363	57,845	98,491	21,733	2,301,290

Acquired Loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	147,373	262,436	39,679	1,009	4,248	14,986	185	-	469,916

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Three Months Ended September 30, 2017	Residential Real Estate	Investor Real Estate	Commercial Real Estate	Commercial Construction	Commercial Business	Home Equity	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$544,557	$64,471	$1,312,158	$26,987	$343,094	$64,661	$1,600	$-	$2,357,528
Charge-offs	(8,907)	(11,044)	-	-	-	-	(486)	-	(20,437)
Recoveries	-	12,822	-	-	206	-	872	-	13,900
Provision for credit losses	(7,362)	(13,994)	48,275	(14,913)	(16,170)	(2,091)	126,255	-	120,000
Ending balance	$528,288	$52,255	$1,360,433	$12,074	$327,130	$62,570	$128,241	$-	$2,470,991

Six Months Ended September 30, 2017	Residential Real Estate	Investor Real Estate	Commercial Real Estate	Commercial Construction	Commercial Business	Home Equity	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$553,539	$35,275	$1,375,894	$9,031	$149,461	$70,071	$1,544	$-	$2,194,815
Charge-offs	(8,907)	(15,122)	-	-	-	-	(486)	-	(24,515)
Recoveries	-	18,129	-	-	381	-	2,181	-	20,691
Provision for credit losses	(16,344)	13,973	(15,461)	3,043	177,288	(7,501)	125,002	-	280,000
Ending balance	$528,288	$52,255	$1,360,433	$12,074	$327,130	$62,570	$128,241	$-	$2,470,991

Allowance allocated to:
Legacy Loans:
Individually evaluated for impairment	$270,329	$-	$-	$-	$-	$-	$-	$-	$270,329
Collectively evaluated for impairment	257,959	52,255	1,360,433	12,074	327,130	62,570	128,241	-	2,200,662

Acquired Loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	-	-	-	-	-	-	-	-

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Our recorded investment in loans at September 30, 2018 and 2017 related to each balance in the allowance for probable loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

September 30, 2018	Residential Real Estate	Investor Real Estate	Commercial Real Estate	Commercial Construction	Commercial Business	Home Equity	Consumer	Total
Legacy Loans:
Individually evaluated for impairment	$1,710,906	$59,426	$4,251,209	$-	$769,307	$7,254	$7,208	$6,805,310
Collectively evaluated for impairment	85,018,504	7,820,735	101,427,804	2,529,160	35,365,069	14,176,278	16,966,108	263,303,658
Ending balance	$86,729,410	$7,880,161	$105,679,013	$2,529,160	$36,134,376	$14,183,532	$16,973,316	$270,108,968

Acquired Loans:
Individually evaluated for impairment	$1,002,307	$499,838	$196,697	$-	$-	$-	$57,772	$1,756,614
Collectively evaluated for impairment	67,930,546	16,502,829	9,820,768	928,008	1,755,200	5,184,176	661,756	102,783,283
Ending balance	$68,932,853	$17,002,667	$10,017,465	$928,008	$1,755,200	$5,184,176	$719,528	$104,539,897

September 30, 2017	Residential Real Estate	Investor Real Estate	Commercial Real Estate	Commercial Construction	Commercial Business	Home Equity	Consumer	Total
Legacy Loans:
Individually evaluated for impairment	$1,684,871	$5,294	$4,707,655	$-	$702,352	$22,564	$-	$7,122,736
Collectively evaluated for impairment	73,121,605	9,622,035	90,250,315	2,081,647	33,340,191	13,641,850	20,178,064	242,235,707
Ending balance	$74,806,476	$9,627,329	$94,957,970	$2,081,647	$34,042,543	$13,664,414	$20,178,064	$249,358,443

Acquired Loans:
Individually evaluated for impairment	$1,260,264	$210,988	$201,573	$-	$-	$-	$64,237	$1,737,062
Collectively evaluated for impairment	76,403,162	18,212,904	11,912,984	1,058,534	1,668,783	6,459,424	838,003	116,553,794
Ending balance	$77,663,426	$18,423,892	$12,114,557	$1,058,534	$1,668,783	$6,459,424	$902,240	$118,290,856

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Past due loans, segregated by age and class of loans, as of and for the six months ended September 30, 2018 and as of and for the year ended March 31, 2018, were as follows:

	September 30, 2018			March 31, 2018
	Legacy	Acquired	Total	Legacy	Acquired	Total
Current	$264,810,304	$102,404,079	$367,214,383	$270,807,643	$109,972,473	$380,780,116
Accruing past due loans:
30-59 days past due:
Real estate loans:
Residential	85,928	234,284	320,212	63,618	689,364	752,982
Investor	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Commercial construction	-	160,000	160,000	-	-	-
Commercial business	-	-	-	135,502	-	135,502
Home equity loans	-	33,031	33,031	-	-	-
Consumer	67,955	54,050	122,005	148,876	-	148,876
Total 30-59 days past due	153,883	481,365	635,248	347,996	689,364	1,037,360

60-89 days past due:
Real estate loans:
Residential	9,330	678,017	687,347	70,291	-	70,291
Investor	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-
Commercial business	-	-	-	134,524	-	134,524
Home equity loans	-	-	-	-	-	-
Consumer	28,773	-	28,773	28,300	-	28,300
Total 60-89 days past due	38,103	678,017	716,120	233,115	-	233,115

90 or more days past due:
Real estate loans:
Residential	-	-	-	-	-	-
Investor	224,296	113,449	337,745	734,818	471,423	1,206,241
Commercial	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-
Home equity loans	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total 90 or more days past due	224,296	113,449	337,745	734,818	471,423	1,206,241
Total accruing past due loans	416,282	1,272,831	1,689,113	1,315,929	1,160,787	2,476,716

Non-accruing loans:
Real estate loans:
Residential	397,300	305,198	702,498	526,584	338,060	864,644
Investor	59,426	361,092	420,518	60,949	300,872	361,821
Commercial	4,251,209	196,697	4,447,906	4,356,264	198,938	4,555,202
Commercial construction	-	-	-	-	-	-
Commercial business	167,239	-	167,239	165,285	-	165,285
Home equity loans	-	-	-	12,605	-	12,605
Consumer	7,208	-	7,208	4,850	-	4,850
Non-accruing loans:	4,882,382	862,987	5,745,369	5,126,537	837,870	5,964,407
Total Loans	$270,108,968	$104,539,897	$374,648,865	$277,250,109	$111,971,130	$389,221,239

Nonaccrual interest not accrued:
Real estate loans:
Residential	$2,068	$5,797	$7,865	$8,250	$53,120	$61,370
Investor	1,475	8,256	9,731	8,513	15,604	24,117
Commercial	245,071	959	246,030	294,619	-	294,619
Commercial construction	-	-	-	-	-	-
Commercial business	13,166	-	13,166	12,891	-	12,891
Home equity loans	-	-	-	436	-	436
Consumer	147	-	147	385	-	385
Total nonaccrual interest not accrued	$261,927	$15,012	$276,939	$325,094	$68,724	$393,818

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Impaired loans as of and for the three and six months ended September 30, 2018 and 2017, and the year ended March 31, 2018, was as follows:

	Impaired Loans at September 30, 2018			Three months ended September 30, 2018		Six months ended September 30, 2018
	Unpaid
	Contractual			Average	Interest	Average	Interest
	Principal	Recorded	Related	Recorded	Income	Recorded	Income
Legacy:	Balance	Investment	Allowance	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Real estate loans:
Residential	$631,126	$467,785	$-	$470,171	$3,309	$477,820	$4,100
Investor	69,151	27,869	-	29,105	-	29,690	-
Commercial	6,399,358	4,251,209	-	4,251,209	-	4,265,903	53,278
Commercial construction	-	-	-	-	-	-	-
Commercial business	1,595,928	769,307	-	821,814	23,022	850,675	44,937
Home equity loans	7,254	7,254	-	7,279	54	12,148	133
Consumer	7,208	7,208	-	7,234	75	7,392	159
With an allowance recorded:
Real estate loans:
Residential	$1,257,297	$1,243,121	$257,866	$1,245,847	$12,419	$1,250,755	$24,918
Investor	53,596	31,557	1,857	31,257	-	30,479	-
Commercial	-	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Home equity loans	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total legacy impaired	10,020,918	6,805,310	259,723	6,863,916	38,879	6,924,862	127,525

Acquired (1):
With no related allowance recorded:
Real estate loans:
Residential	1,096,210	1,002,307	-	1,005,999	5,856	1,008,837	16,979
Investor	769,766	499,838	-	501,079	4,944	500,429	9,137
Commercial	246,697	196,697	-	196,697	618	197,398	2,481
Commercial construction	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Home equity loans	38,310	-	-	-	329	-	650
Consumer	91,462	57,772	-	58,052	1,134	58,812	2,581
With an allowance recorded:
Real estate loans:
Residential	-	-	-	-	-	-	-
Investor	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Home equity loans	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total acquired impaired	2,242,445	1,756,614	-	1,761,827	12,881	1,765,476	31,828
Total impaired	$12,263,363	$8,561,924	$259,723	$8,625,743	$51,760	$8,690,338	$159,353

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

HAMILTON BANCORP, INC., AND SUBSIDIARY

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

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

	Impaired Loans at March 31, 2018			For the Year Ended March 31, 2018
	Unpaid
	Contractual			Average	Interest
	Principal	Recorded	Related	Recorded	Income
Legacy:	Balance	Investment	Allowance	Investment	Recognized
With no related allowance recorded:
Real estate loans:
Residential	$665,051	$517,600	$-	$548,636	$9,257
Investor	126,389	60,949		118,175	3,772
Commercial	6,487,088	4,356,264	-	4,634,504	1,077
Commercial construction	-	-	-	-	-
Commercial business	1,562,756	795,410	-	1,082,773	103,474
Home equity loans	47,650	20,595	-	22,604	392
Consumer	48,115	34,266	-	38,514	1,576
With an allowance recorded:
Real estate loans:
Residential	1,336,078	1,309,440	266,256	1,328,919	51,928
Investor	-	-	-	-	-
Commercial	-	-	-	-	-
Commercial construction	-	-	-	-	-
Commercial business	-	-	-	-	-
Home equity loans	-	-	-	-	-
Consumer	-	-	-	-	-
Total legacy impaired	10,273,127	7,094,524	266,256	7,774,125	171,476

Acquired (1):
With no related allowance recorded:
Real estate loans:
Residential	1,082,484	922,252	-	945,602	26,437
Investor	682,045	444,254	-	659,246	37,368
Commercial	248,938	198,938	-	201,519	7,336
Commercial construction	-	-	-	-	-
Commercial business	-	-	-	-	-
Home equity loans	40,473	-	-	-	1,329
Consumer	95,986	60,371	-	64,013	6,062
With an allowance recorded:
Real estate loans:
Residential	-	-	-	-	-
Investor	-	-	-	-	-
Commercial	-	-	-	-	-
Commercial construction	-	-	-	-	-
Commercial business	-	-	-	-	-
Home equity loans	-	-	-	-	-
Consumer	-	-	-	-	-
Total acquired impaired	2,149,926	1,625,815	-	1,870,380	78,532
Total impaired	$12,423,053	$8,720,339	$266,256	$9,644,505	$250,008

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

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following table documents changes in the carrying amount of acquired impaired loans (Purchased Credit Impaired or “PCI”) for the six months ended September 30, 2018 and 2017, along with the outstanding balance at the end of the period:

	September 30, 2018	September 30, 2017

Recorded investment at beginning of period	$1,021,424	$1,341,935
Accretion	2,089	725
Reductions for payments	(101,846)	(113,688)
Recorded investment at end of period	$921,667	$1,228,972
Oustanding principal balance at end of period	$1,122,792	$1,549,586

A summary of changes in the accretable yield for PCI loans for the six months ended September 30, 2018 and 2017 is as follows:

	September 30, 2018	September 30, 2017

Accretable yield, beginning of period	$31,895	$59,639
Accretion	(2,089)	(725)
Reclassification from nonaccretable difference	-	-
Accretable yield, end of period	$29,806	$58,914

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

A summary of TDRs at September 30, 2018 and March 31, 2018 follows:

	Number of
September 30, 2018	contracts	Performing	Nonperforming	Total
Real estate loans:
Residential	16	$1,304,276	$230,953	$1,535,229
Investor	-	-	-	-
Commercial	2	-	1,195,421	1,195,421
Commercial construction	-	-	-	-
Commercial business	1	602,067	-	602,067
Home equity loans	-	-	-	-
Consumer	-	-	-	-
	19	$1,906,343	$1,426,374	$3,332,717

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

	Number of
March 31, 2018	contracts	Performing	Nonperforming	Total
Real estate loans:
Residential	15	$1,230,166	$312,964	$1,543,130
Investor	-	-	-	-
Commercial	2	-	1,195,421	1,195,421
Commercial construction	-	-	-	-
Commercial business	1	605,488	-	605,488
Home equity loans	-	-	-	-
Consumer	-	-	-	-
	18	$1,835,654	$1,508,385	$3,344,039

The following table presents the number of contracts and the dollar amount of TDRs that were added during the six-month period ended September 30, 2018 and 2017. There were no TDRs added during the three-month period ended September 30, 2018 and 2017. The amount shown reflects the outstanding loan balance at the time of the modification. There are no commitments to extend credit under existing TDRs as of September 30, 2018.

Loans Modified as a TDR for the six months ended
	September 30, 2018		September 30, 2017
	Number of	Outstanding recorded	Number of	Outstanding recorded
Troubled Debt Restructurings	contracts	investment	contracts	investment

Real estate loans:
One-to four-family	1	$20,866	1	$1,931

There were no TDRs that defaulted in the three or six months ended September 30, 2018 and 2017. Payment default under a TDR is defined as any TDR that is 90 days or more past due following the time that the loan was modified or the inability of the TDR to make the required payment subsequent to the modification.

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

HAMILTON BANCORP, INC., AND SUBSIDIARY

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

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following tables present the September 30, 2018 and March 31, 2018, balances of classified loans based on the risk grade. Classified loans include Special Mention, Substandard, Doubtful, and Loss loans. The Bank had no loans classified as Doubtful or Loss as of September 30, 2018 or March 31, 2018.

	September 30, 2018			March 31, 2018
	LEGACY	ACQUIRED	TOTAL	LEGACY	ACQUIRED	TOTAL
Risk Rating:
Rating - Pass:
Real estate loans:
Residential	$83,998,596	$66,964,649	$150,963,245	$87,863,805	$70,901,293	$158,765,098
Investor	7,820,735	16,224,450	24,045,185	9,214,082	16,719,346	25,933,428
Commercial	101,427,804	9,820,768	111,248,572	92,955,370	11,563,547	104,518,917
Commercial construction	2,529,160	928,008	3,457,168	5,763,784	1,352,019	7,115,803
Commercial Business	35,967,137	1,755,200	37,722,337	37,978,293	1,841,226	39,819,519
Home Equity	14,176,278	5,046,158	19,222,436	13,935,732	5,928,787	19,864,519
Consumer	16,962,733	688,356	17,651,089	18,733,489	733,669	19,467,158
Total Pass	262,882,443	101,427,589	364,310,032	266,444,555	109,039,887	375,484,442

Rating - Special Mention:
Real estate loans:
Residential	2,324,604	965,897	3,290,501	2,365,652	925,521	3,291,173
Investor	-	279,685	279,685	-	297,209	297,209
Commercial	-	-	-	3,092,135	-	3,092,135
Commercial construction	-	-	-	-	-	-
Commercial Business	-	-	-	134,524	-	134,524
Home Equity	-	138,018	138,018	-	110,675	110,675
Consumer	10,583	-	10,583	96,474	-	96,474
Total Special Mention	2,335,187	1,383,600	3,718,787	5,688,785	1,333,405	7,022,190

Rating - Substandard:
Real estate loans:
Residential	406,210	1,002,307	1,408,517	469,554	922,252	1,391,806
Investor	59,426	498,533	557,959	60,949	444,254	505,203
Commercial	4,251,209	196,697	4,447,906	4,356,264	198,938	4,555,202
Commercial construction	-	-	-	-	-	-
Commercial Business	167,239	-	167,239	189,922	-	189,922
Home Equity	7,254	-	7,254	20,595	-	20,595
Consumer	-	31,171	31,171	19,485	32,394	51,879
Total - Substandard	4,891,338	1,728,708	6,620,046	5,116,769	1,597,838	6,714,607

Rating - Doubtful	-	-	-	-	-	-
Rating - Loss	-	-	-	-	-	-
TOTAL LOANS	$270,108,968	$104,539,897	$374,648,865	$277,250,109	$111,971,130	$389,221,239

HAMILTON BANCORP, INC., AND SUBSIDIARY

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

The Bank’s maximum exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the credit commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. The Bank has established an off-balance sheet reserve for potential losses associated with any outstanding commitment or unused line of credit. The off-balance sheet reserve is a percentage of the outstanding commitment or unused line of credit that is based upon a discounted charge-off history associated with each respective loan segment. The reserve at September 30, 2018 and March 31, 2018 totaled $52,000 and $50,000, respectively. At September 30, 2018, management is not aware of any accounting loss to be incurred by funding these loan commitments at this time.

The Bank had the following outstanding commitments and unused lines of credit as of September 30, 2018 and March 31, 2018:

	September 30,	March 31,
Outstanding Commitment and Used Lines of Credit	2018	2018
Unused commercial lines of credit	$11,536,470	$9,187,810
Unused home equity lines of credit	23,299,018	22,560,376
Unused consumer lines of credit	26,845	29,331
Residential construction loan commitments	7,814,167	4,234,076
Commercial construction loan commitments	2,535,935	8,968,416
Home equity loan commitments	353,000	389,600
Commercial loan commitments	3,359,375	5,125,000
Standby letter of credit	416,449	250,224

Note 6:	Goodwill and Other Intangible Asset

The Company’s intangible assets (goodwill and core deposit intangible) at September 30, 2018 consisted of assets recorded in December 2009 associated with the acquisition of a branch office in Pasadena, Maryland and the acquisition of Fairmount and Fraternity in September 2015 and May 2016, respectively. Only the goodwill related to the branch office acquisition in the amount of $2.7 million is deductible for tax purposes. We conducted our annual impairment test of goodwill as of December 31, 2017. In addition, due to the significant increase in tax expense resulting from the recording of a valuation allowance on our net deferred tax assets in the fourth quarter of fiscal 2018, we concluded that a triggering event had occurred. Therefore, we performed an additional goodwill impairment analysis as of March 31, 2018. Based upon the impairment tests performed as of December 31, 2017 and March 31, 2018, the fair values exceeded the carrying values of our only reporting unit. As a result, no impairment to goodwill was recorded for the 2018 fiscal year. The core deposit intangible assets are being amortized straight-line over a life of eight years.

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following table presents the changes in the net book value of intangible assets for the six months ended September 30, 2018 and 2017:

		Core deposit
	Goodwill	intangible

Balance April 1, 2017	$8,563,530	$739,298
Amortization	-	(63,032)
Balance September 30, 2017	8,563,530	676,266

		Core deposit
	Goodwill	intangible
Balance April 1, 2018	$8,563,530	$613,234
Amortization	-	(63,033)
Balance September 30, 2018	$8,563,530	$550,201

At September 30, 2018, future expected annual amortization associated with the core deposit intangible is as follows:

Year ending March 31,	Amount

2019	63,035
2020	123,737
2021	98,070
2022	98,070
2023	98,070
2024	64,177
2025	5,042
$550,201

Note 7:	Derivative – Interest Rate Swap Agreement

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. The Company posted $758,000 and $751,000 under collateral arrangements as of September 30, 2018 and March 31, 2018, respectively, to satisfy collateral requirements associated with the risk exposure associated with all interest rate swap agreements.

Interest Rate SWAPS Designated as Cash Flow Hedges

During fiscal 2017, the Company entered into several interest rate swaps that were designated as cash flow hedges. The interest rate swaps have notional amounts totaling $11.6 million as of September 30, 2018 and were designated as cash flow hedges of certain Federal Home Loan Bank advances. The purpose of the cash flow hedges is to match-fund longer-term assets with longer-term borrowings to reduce potential interest rate risk and cost by swapping a variable rate borrowing for a fixed rate borrowing. The aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value associated with the effective portion recorded in other comprehensive income (loss) and the ineffective portion recorded in other non-interest income (expense). The cash flow hedges were determined to be ineffective beginning with the quarter ended September 30, 2017. As such, a gain of $540 and $921 of ineffectiveness has been reported in noninterest revenue for the three and six-month periods ended September 30, 2018, respectively, compared to a loss of $3,679 reported as an offset to noninterest revenue for the three and six-month period ended September 30, 2017.

HAMILTON BANCORP, INC., AND SUBSIDIARY

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

Interest revenue/(expense) recorded on the swap transactions totaled $906 and ($1,832) for the three and six months ended September 30, 2018 and is reported as a component of interest expense on FHLB Advances.

The following table reflects cash flow hedges included in the Consolidated Statements of Financial Condition as of September 30, 2018 and March 31, 2018:

	September 30, 2018		March 31, 2018
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Included in assets:
Interest rate swaps related to FHLB Advances	$11,550,000	$412,230	$11,550,000	$217,464

The following tables present the net gain (loss) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the three and six-month periods ended September 30, 2018 and 2017:

	Three Month and Period Ended September 30, 2018			Three Month and Period Ended September 30, 2017
	Amount of Gain	Amount of Gain	Amount of Gain	Amount of Gain	Amount of Gain	Amount of Gain
	(Loss) Recognized	(Loss) Reclassified	(Loss) Recognized in	(Loss) Recognized	(Loss) Reclassified	(Loss) Recognized in
	in OCI	from OCI to	Other Noninterest Revenue	in OCI	from OCI to	Other Noninterest Revenue
	(Effective Portion)	Interest Income	(Ineffective Portion)	(Effective Portion)	Interest Income	(Ineffective Portion)

Interest Rate Contract	$95,806	$-	$540	$26,710	$-	$(3,679)

	Six Month and Period Ended September 30, 2018			Six Month and Period Ended September 30, 2017
	Amount of Gain	Amount of Gain	Amount of Gain	Amount of Gain	Amount of Gain	Amount of Gain
	(Loss) Recognized	(Loss) Reclassified	(Loss) Recognized in	(Loss) Recognized	(Loss) Reclassified	(Loss) Recognized in
	in OCI	from OCI to	Other Noninterest Revenue	in OCI	from OCI to	Other Noninterest Revenue
	(Effective Portion)	Interest Income	(Ineffective Portion)	(Effective Portion)	Interest Income	(Ineffective Portion)

Interest Rate Contract	$193,845	$-	$921	$(183,238)	$-	$(3,679)

HAMILTON BANCORP, INC., AND SUBSIDIARY

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

During the second quarter of fiscal 2016, the Company entered into the interest rate swap agreement with a $3.3 million notional amount to convert a fixed rate commercial real estate loan at 3.99% into a variable rate for a term of approximately 10 years. The notional amount of the interest rate swap and the offsetting commercial real estate loan were $3.0 million at September 30, 2018. The derivative is designated as a fair value hedge.

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

The fair value hedge is summarized below:

	September 30, 2018			March 31, 2018
	Notional Amount	Principal Amount	Fair Value	Notional Amount	Principal Amount	Fair Value
Included in Loans and Leases:
Commercial real estate loan	$-	$3,049,540	$2,927,163	$-	$3,091,892	$3,022,744

Included in Other Assets:
Interest Rate Swap	$3,049,540	$-	$122,377	$3,091,892	-	$69,148

No gain or loss was recognized in earnings with respect to the interest rate swap for the three or six months ended September 30, 2018 and 2017 due to the fact the gain or increase in the fair value of the commercial real estate loan was offset by the loss or decrease in the fair value of the interest rate swap.

Note 8:	Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively:

	September 30, 2018		March 31, 2018
	Amount	% of Total	Amount	% of Total
Savings	$38,539,878	9.9%	$42,499,381	10.6%
Noninterest-bearing checking	28,816,887	7.4%	29,557,943	7.3%
Interest-bearing checking	28,727,675	7.4%	27,219,286	6.7%
Money market accounts	57,641,094	14.8%	58,466,228	14.4%
Time deposits	234,488,724	60.4%	246,988,613	61.0%
	$388,214,258	100.0%	$404,731,451	100.0%
Premium on deposits asssumed	256,357		411,524
Total deposits	$388,470,615		$405,142,975

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 9:	Lines of Credit and Federal Home Loan Bank Advances

The Bank may borrow up to $5.0 million from a correspondent bank under a secured federal funds line of credit and $1.0 million under an unsecured federal funds line of credit. The Bank would be required to pledge investment securities to draw upon the secured line of credit. There were no borrowings under these lines of credit at September 30, 2018 and March 31, 2018.

Borrowings consist of advances from the Federal Home Loan Bank (FHLB). The Bank may borrow up to 25 percent of its assets under a line of credit agreement with the FHLB. Advances under the line of credit are secured by certain loans owned by the Bank. As of September 30, 2018, and March 31, 2018, the Bank had $76.7 million and $68.3 million, respectively, of available credit from the FHLB. Advances are limited by the balance of loans available for pledge. The amount of loans that were deemed eligible to pledge as collateral totaled $117.5 million at September 30, 2018 and $127.1 million at March 31, 2018. As a condition of obtaining the line of credit from the FHLB, the FHLB also requires the Bank purchase shares of capital stock in the FHLB. Information relating to borrowings at September 30, 2018 and March 31, 2018 is presented below.

	September 30, 2018			March 31, 2018
	Amount	Rate	Maturity Date	Amount	Rate	Maturity Date
FHLB advance (1)	$5,550,000	2.27%	12/10/2018	$5,550,000	1.84%	6/11/2018
FHLB advance (2)	6,000,000	2.36%	12/29/2018	6,000,000	1.90%	6/29/2018
FHLB advance	1,000,000	2.43%	12/31/2018	1,000,000	2.60%	7/2/2018
FHLB advance	3,000,000	2.33%	8/26/2019	1,000,000	3.05%	7/3/2018
FHLB advance	3,000,000	1.59%	8/26/2019	5,000,000	3.94%	7/23/2018
FHLB advance	1,500,000	1.95%	11/25/2019	1,000,000	1.74%	7/31/2018
FHLB advance	1,500,000	1.78%	11/27/2019	1,000,000	1.40%	8/21/2018
FHLB advance	3,000,000	2.31%	2/3/2020	4,000,000	1.94%	8/27/2018
FHLB advance	1,000,000	2.86%	8/4/2020	3,000,000	1.41%	8/27/2018
FHLB advance	2,000,000	2.56%	8/27/2020	5,000,000	3.38%	9/19/2018
FHLB advance	1,000,000	2.15%	11/30/2020	1,000,000	2.60%	10/2/2018
FHLB advance	2,000,000	2.28%	12/28/2020	1,000,000	1.95%	12/31/2018
FHLB advance	2,000,000	2.49%	2/1/2021	3,000,000	1.38%	7/31/2019
FHLB advance	3,000,000	2.93%	7/26/2021	3,000,000	1.96%	8/26/2019
FHLB advance	2,000,000	3.01%	8/4/2021	3,000,000	1.59%	8/26/2019
FHLB advance	1,000,000	2.88%	8/23/2021	3,000,000	1.42%	8/26/2019
FHLB advance	3,000,000	1.48%	8/25/2021	1,500,000	1.95%	11/25/2019
FHLB advance	2,000,000	2.68%	8/27/2021	1,500,000	1.78%	11/27/2019
FHLB advance	3,000,000	2.79%	8/29/2022	3,000,000	2.31%	2/3/2020
FHLB advance	2,000,000	3.14%	9/19/2022	1,000,000	2.15%	11/30/2020
FHLB advance	3,000,000	2.70%	8/28/2023	2,000,000	2.28%	12/28/2020
FHLB advance	2,000,000	3.20%	9/19/2023	2,000,000	2.49%	2/1/2021
FHLB advance	-	-	-	3,000,000	1.48%	8/25/2021
	53,550,000			60,550,000
Premium on FHLB advances assumed	1,896			122,140
Total borrowings	$53,551,896			$60,672,140

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

HAMILTON BANCORP, INC., AND SUBSIDIARY

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

Under the revised prompt corrective action requirements, as of January 1, 2015, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8%; (3) a total risk-based capital ratio of 10% and (4) a Tier 1 leverage ratio of 5%. As of September 30, 2018, the Bank met all capital adequacy requirements under the Basel III Capital Rules to be considered “well capitalized” under prompt corrective action rules.

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

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

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

In addition, as a result of the Act, the Federal Reserve Board amended its small bank holding company and savings and loan holding company policy statement to provide that holding companies with consolidated assets of less than $3 billion that are (i) not engaged in significant nonbanking activities, (ii) do not conduct significant off-balance sheet activities, and (iii) do not have a material amount of SEC-registered debt or equity securities, other than trust preferred securities, that contribute to an organization’s complexity, are no longer subject to regulatory capital requirements.

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following table presents actual and required capital ratios as of September 30, 2018 and March 31, 2018 for Hamilton Bank and the Company under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of January 1, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules are fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

			Minimum Capital		Minimum Capital		To be well
	Actual		Required - Basel III		Required - Basel III		capitalized (1)
			Phase-In Schedule		Fully Phased-In
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2018

Common equity tier 1 capital (to risk-weighted assets)
Hamilton Bank	$42,984	12.20%	$22,469	6.375%	$24,672	7.00%	$22,910	6.50%
Hamilton Bancorp	49,116	13.89%	22,537	6.375%	24,747	7.00%	22,979	6.50%
Total risk-based capital (to risk-weighted assets)
Hamilton Bank	46,067	13.07%	34,805	9.875%	37,008	10.50%	35,245	10.00%
Hamilton Bancorp	52,199	14.77%	34,910	9.875%	37,120	10.50%	35,352	10.00%
Tier 1 capital (to risk-weighted assets)
Hamilton Bank	42,984	12.20%	27,756	7.875%	29,959	8.50%	28,196	8.00%
Hamilton Bancorp	49,116	13.89%	27,840	7.875%	30,049	8.50%	28,282	8.00%
Tier 1 capital (to adjusted total assets)
Hamilton Bank	42,984	8.61%	19,962	4.000%	19,962	4.00%	24,952	5.00%
Hamilton Bancorp	49,116	9.62%	20,415	4.000%	20,415	4.00%	25,519	5.00%

March 31, 2018

Common equity tier 1 capital (to risk-weighted assets)
Hamilton Bank	$39,126	10.61%	$23,498	6.375%	$25,802	7.00%	$23,959	6.50%
Hamilton Bancorp	47,308	12.79%	23,582	6.375%	25,894	7.00%	24,044	6.50%
Total risk-based capital (to risk-weighted assets)
Hamilton Bank	41,998	11.39%	36,399	9.875%	38,703	10.50%	36,860	10.00%
Hamilton Bancorp	50,180	13.57%	36,529	9.875%	38,841	10.50%	36,992	10.00%
Tier 1 capital (to risk-weighted assets)
Hamilton Bank	39,126	10.61%	29,027	7.875%	31,331	8.50%	29,488	8.00%
Hamilton Bancorp	47,308	12.79%	29,131	7.875%	31,443	8.50%	29,593	8.00%
Tier 1 capital (to adjusted total assets)
Hamilton Bank	39,126	7.64%	20,497	4.000%	20,497	4.00%	25,621	5.00%
Hamilton Bancorp	47,308	9.15%	20,674	4.000%	20,674	4.00%	25,843	5.00%

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

In its regulatory report filed as of September 30, 2018, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. Management is not aware of any events that would have caused this classification to change. Failure to meet the capital requirements could affect, among other things, the Bank's ability to accept brokered deposits and may significantly affect the operations of the Bank. Management has no plans that should change the classification of the capital adequacy.

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 11:	Stock Based Compensation

In November 2013, the Company’s shareholders approved a new Equity Incentive Plan (the “2013 Equity Incentive Plan’’). The 2013 Equity Incentive Plan allows for up to 148,120 shares to be issued to employees, executive officers or Directors in the form of restricted stock, and up to 370,300 shares to be issued to employees, executive officers or Directors in the form of stock options. At September 30, 2018, there were 92,701 restricted stock awards issued and outstanding and 268,204 stock option awards granted under the 2013 Equity Incentive Plan.

Stock Options:

Under the above plan, the exercise price for stock options is the market price at date of grant. The maximum option term is ten years and the options granted shall vest in five equal annual installments of 20% with the first installment becoming exercisable on the first anniversary of the date of grant and succeeding installments on each anniversary thereafter. The Company plans to issue new shares to satisfy share option exercises. The total cost that has been incurred for the stock option plan was $61,514 and $123,028 for the three and six months ended September 30, 2018 and $57,392 and $114,784 for the three and six months ended September 30, 2017, respectively.

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

The fair value of options granted to date was determined using the following weighted-average assumptions as of grant date.

Grant Date	Number of Options Granted	Risk Free Interest Rate	Expected Term (in years)	Expected Stock Price Volatility	Dividend Yield	Fair Value of Options Granted
February 3, 2014	225,150	2.07%	7.0	27.30%	0.00%	$4.65
November 1, 2016	19,000	1.61%	7.0	27.17%	0.00%	$4.35
February 3, 2017	3,700	2.27%	7.0	27.26%	0.00%	$5.18
April 1, 2018	20,354	2.67%	7.0	19.61%	0.00%	$4.05

The following tables summarize the Company’s stock option activity and related information for the periods ended:

September 30, 2018:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at April 1, 2018	242,350	$13.84	6.1
Granted	20,354	14.25	9.5
Exercised	-	-	-
Forfeited, exchanged or expired	-	-	-
Outstanding at September 30, 2018	262,704	$13.87	5.9

Vested at September 30, 2018	180,260	$13.85	5.4

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

March 31, 2018:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at April 1, 2017	242,350	$13.84	7.1
Granted	-	-	-
Exercised	-	-	-
Forfeited, exchanged or expired	-	-	-
Outstanding at March 31, 2018	242,350	$13.84	6.1

Vested at March 31, 2018	180,260	$13.84	5.8

As of September 30, 2018, there was $207,678 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.0 years. The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $14.31 at September 30, 2018, the options outstanding had an intrinsic value of $117,650.

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

The following table presents a summary of the activity in the Company’s restricted stock for the periods ended:

		Weighted-Average
September 30, 2018:	Shares	Fair Value
Nonvested shares at April 1, 2018	19,440	$13.74
Granted	8,801	14.25
Vested	(80)	14.00
Forfeited	-	-
Nonvested shares at September 30, 2018	28,161	$13.90

Fair Value of shares vested at September 30, 2018	$923,567

		Weighted-Average
March 31, 2018:	Shares	Fair Value
Nonvested shares at April 1, 2017	36,220	$13.76
Granted	-	-
Vested	(16,780)	13.78
Forfeited	-	-
Nonvested shares at March 31, 2018	19,440	$13.74

Fair Value of shares vested at March 31, 2018	$918,555

The Company recorded restricted stock awards expense of $64,089 and $128,178 during the three and six months ended September 30, 2018 and $57,819 and $115,638 during the three and six months ended September 30, 2017, respectively. As of September 30, 2018, there was $222,681 of total unrecognized compensation cost related to nonvested shares granted under the 2013 stock incentive plan. The cost is expected to be recognized over a weighted-average period of 1.9 years.

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

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

Fair value measurements on a recurring basis

Securities available for sale – If quoted prices are available in an active market for identical assets, securities are classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. As of September 30, 2018, and March 31, 2018, the Bank has categorized its investment securities available for sale as follows:

	Level 1	Level 2	Level 3
September 30, 2018	inputs	inputs	inputs	Total

U.S. government agencies	$-	$2,711,667	$-	$2,711,667
Municipal bonds	-	11,492,431	-	11,492,431
Corporate bonds		-	1,949,132	1,949,132
Mortgage-backed securities	-	52,709,759	-	52,709,759
Total investment securities available for sale	$-	$66,913,857	$1,949,132	$68,862,989

	Level 1	Level 2	Level 3
March 31, 2018	inputs	inputs	inputs	Total

U.S. government agencies	$-	$2,718,649	$-	$2,718,649
Municipal bonds	-	11,705,991	-	11,705,991
Corporate bonds		-	1,954,076	1,954,076
Mortgage-backed securities	-	59,025,404	16	59,025,420
Total investment securities available for sale	$-	$73,450,044	$1,954,092	$75,404,136

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Derivative – Interest rate swap agreements – The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2). The quantitative models that are used utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. As of September 30, 2018, and March 31, 2018, the bank has categorized its interest rate swaps and related loan as follows:

	Level 1	Level 2	Level 3
September 30, 2018	inputs	inputs	inputs	Total

Loans - Commercial real estate loan	$-	$2,927,163	$-	$2,927,163
Derivative - Interest rate swap designated as fair value hedge	-	122,377	-	122,377
Derivatives - Interest rate swaps designated as cash flow hedge	-	412,230	-	412,230

	Level 1	Level 2	Level 3
March 31, 2018	inputs	inputs	inputs	Total

Loans - Commercial real estate loan	$-	$3,022,744	$-	$3,022,744
Derivative - Interest rate swap designated as fair value hedge	-	69,148	-	69,148
Derivatives - Interest rate swaps designated as cash flow hedge	-	217,464	-	217,464

The following table presents the valuation and unobservable inputs for Level 3 assets measured at fair value on a recurring basis at September 30, 2018:

		Valuation	Unobservable	Range of
Description	Fair Value	Methodology	Inputs	Inputs

Investment securities	$1,949,132	3rd party valuation	Discount to reflect current market conditions	0.00%	-	10.00%

The following table presents a reconciliation of the investments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	Six Months	Fiscal Year
	Ended	Ended
	September 30, 2018	March 31, 2018
Balance, beginning of year	$1,954,092	$1,930,786

Transfers in:
Corporate bonds	-	1,954,076
Mortgage-backed securities	-	16
Municipal bonds	-	-

Transfers out:
Corporate bonds	-	-
Mortgage-backed securities	16	2,473
Municipal bonds	-	1,928,313

Change in valuation	(4,944)	-

Balance, end of year	$1,949,132	$1,954,092

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Fair value measurements on a nonrecurring basis

Impaired Loans - The Bank has measured impairment generally based on the fair value of the loan's collateral. Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of September 30, 2018, and March 31, 2018, the fair values consist of loan balances of $8,561,924 and $8,720,339 that have been written down by $259,723 and $266,256, respectively, as a result of specific loan loss allowances.

Foreclosed real estate – The Bank's foreclosed real estate is measured at the lower of carrying value or fair value less estimated cost to sell. At September 30, 2018 and March 31, 2018, the fair value of foreclosed real estate was estimated to be $587,978 and $457,778, respectively. Fair value was determined based on offers and/or appraisals. Cost to sell the assets was based on standard market factors. The Company has categorized its foreclosed assets as Level 3.

	Level 1	Level 2	Level 3
September 30, 2018	inputs	inputs	inputs	Total

Impaired loans	$-	$-	$8,302,201	$8,302,201
Foreclosed real estate	-	-	587,978	587,978

	Level 1	Level 2	Level 3
March 31, 2018	inputs	inputs	inputs	Total

Impaired loans	$-	$-	$8,454,083	$8,454,083
Foreclosed real estate	-	-	457,778	457,778

The following table presents the valuation and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at September 30, 2018:

		Valuation	Unobservable	Range of
Description	Fair Value	Methodology	Inputs	Inputs

Impaired loans, net of allowance	$8,302,201	Appraised value	Discount to reflect current market conditions	0.00%	-	25.00%
		Discounted cash flows	Discount rates	2.63%	-	7.25%

Foreclosed real estate	$587,978	Appraised value	Discount to reflect current market conditions	0.00%	-	25.00%

The following table summarizes changes in foreclosed real estate for the periods shown, which is measured on a nonrecurring basis using significant unobservable, level 3, inputs.

	Six Months	Fiscal Year
	Ended	Ended
	September 30, 2018	March 31, 2018
Balance at beginning of period	$457,778	$503,094
Transfer to foreclosed real estate	150,052	23,834
Write-down of foreclosed real estate	-	(31,955)
Proceeds from sale of foreclosed real estate	(19,641)	(35,896)
Loss on sale of foreclosed real estate	(211)	(1,299)
Balance at end of period	$587,978	$457,778

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The remaining financial assets and liabilities are not reported on the balance sheets at fair value on a recurring basis. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	September 30, 2018		March 31, 2018
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Financial assets
Level 1 inputs
Cash and cash equivalents	$22,025,835	$22,025,835	$23,368,415	$23,368,415

Level 2 inputs
Federal Home Loan Bank stock	2,782,400	2,782,400	3,122,400	3,122,400
Bank-owned life insurance	17,684,501	17,684,501	17,455,850	17,455,850

Level 3 inputs
Certificates of deposit held as investment	499,144	484,051	499,189	492,751
Loans receivable, net of unearned income	372,890,164	362,598,185	387,328,993	385,818,260

Financial liabilities
Level 2 inputs
Deposits	388,470,615	389,242,489	405,142,975	405,026,957
Advance payments by borrowers for taxes and insurance	1,216,584	1,216,584	1,962,665	1,962,665
Borrowings	53,551,896	52,396,435	60,672,140	60,494,922

The fair values of cash and cash equivalents and advances by borrowers for taxes and insurance are estimated to equal the carrying amount.

The fair values of Federal Home Loan Bank stock and bank-owned life insurance are estimated to equal carrying amounts, which are based on repurchase prices of the FHLB stock and the insurance company.

Beginning in the first quarter 2018, the fair value of loans is determined using an exit price methodology as prescribed by ASU 2016-01, which became effective for the Company during in the first quarter ended June 30, 2018. The exit price estimation of fair value is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital (Level 3). In addition, an incremental liquidity discount is applied to certain loans, using historical sales of loans during periods of similar economic conditions as a benchmark. In comparison, loan fair values as of March 31, 2018 were estimated based on an entrance price methodology.  As a result, the fair value adjustments as of September 30, 2018 and March 31, 2018 are not comparable.

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

The fair value of outstanding loan commitments and unused lines of credit are considered to be the same as the contractual amount and are not included in the table above. These commitments generate fees that approximate those currently charged to originate similar commitments.

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

On October 23, 2018, the Company and Orrstown, the parent company of Orrstown Bank, signed a definitive agreement and plan of merger under which the Company will merge with and into Orrstown, with Orrstown as the surviving company. Immediately, thereafter, Hamilton Bank will merge with and into Orrstown Bank, with Orrstown Bank as the surviving institution. Hamilton shareholders will receive a combination of cash and stock. Upon completion of the transaction, the combined company is expected to have approximately $2.5 billion in assets, $1.7 billion in loans, and $2.1 billion in deposits. The transaction is expected to close in the second quarter of calendar 2019.

The Company and the Bank maintain an Internet website at http://www.hamilton-bank.com. Information on our website should not be considered a part of this Quarterly Report on Form 10-Q.

Summary of Recent Performance and Other Activities

The Company and its wholly owned subsidiary, Hamilton Bank, continued to show improvement in overall earnings, as well as revenue and loan growth during the three months ended September 30, 2018 compared to the same period a year ago. Net income improved from $411,000 to $665,000 for the comparable periods, an increase of $254,000 or 61.8%, while interest revenue grew from $4.4 million to $4.9 million, an increase of $502,000. These increases are reflective of the overall growth of the loan portfolio over the past year due to organic and purchased loans and the Company’s focus on managing operating expenses. Interest revenue was partially offset by a $364,000 increase in interest expense over this same period due to the rise in interest rates.

Non-interest revenue of $296,000 remained relatively unchanged for the three months ended September 30, 2018 compared to $294,000 for the three months ended September 30, 2017. On a comparative basis, there were increases relating to gain on sale of loans and other noninterest revenue, partially offset by a reduction in earnings on bank-owned life insurance (BOLI) and gains on sale of investment securities. In the prior year period, the Company made a decision to hold in portfolio the majority of our residential loan originations versus selling them in the secondary market to partially offset the increased run-off associated with this loan type. Beginning in fiscal 2019, however, we again started to sell qualified residential loan originations into the secondary market as a means to generate noninterest revenue and diversify our income stream. For the three and six months ended September 30, 2018 we recorded gains of $16,331 and $25,873 on the sale of these loans, respectively.

Non-interest expense for the quarter ended September 30, 2018 declined modestly to $3.1 million from $3.2 million for the quarter ended September 30, 2017. We have been able to manage a growing loan portfolio from an operational cost basis and increase our interest revenue as noted earlier. This is reflected in the improvement of the Company’s efficiency ratio which has improved from 82.4% for the three months ended September 30, 2017 to 77.6% for the three months ended September 30, 2018. We have experienced significant decline in both legal and other professional services expense quarter-over-quarter related to costs incurred in the prior year, including costs associated with our charter conversion and payments under non-compete agreements that were a part of the Fraternity Community Bancorp, Inc. acquisition in May 2016. Offsetting these declines were increases in data processing expense and Federal Deposit Insurance Corporation (FDIC) insurance premiums. Management remains committed to managing our operational expenses and achieving higher efficiencies.

For the three and six months ended September 30, 2018, the Company did not report any income tax expense due to the release of a portion of the valuation allowance on our net deferred tax assets established in the prior fiscal year. Management concluded, based upon analysis and substantive evidence, particularly negative evidence associated with being in a three-year cumulative loss position, that it is more likely than not that the Company will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the net deferred tax assets. If, in the future, the Company generates taxable income on a sustained basis sufficient to support the deferred tax assets, the need for a deferred tax valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation at that time. The establishment of a valuation allowance on our deferred tax assets for financial reporting purposes does not affect how the net operating loss carryforwards may be utilized on our subsequent income tax returns. Income tax expense for the periods reported is based upon year-to-date results and is not reflective of annual earnings.

The following highlights contain additional financial data and events relating to the three and six months ended September 30, 2018 compared to the same periods ended September 30, 2017:

●

The Company reported net income of $665,000, or $0.21 per common share, and $1.5 million, or $0.48 per common share for the three and six months ended September 30, 2018, respectively, compared to net income of $411,000, or $0.13 per common share, and $803,000, or $0.25 per common share for the comparable periods ended September 30, 2017. This represents an increase of 92.0% in earnings per share for the six-month comparable periods.

●

Net interest income for the three months ended September 30, 2018 was $3.7 million, or $138,000 higher than the same period a year ago. For the six months ended September 30, 2018, net interest income increased $352,000, or 4.9%, to $7.6 million compared to $7.2 million for the same six-month period a year ago.

●

The net interest margin increased 6 basis points from 3.12% to 3.18% for the three months ended September 30, 2017 and 2018, respectively, due to the increase in net interest income. The net interest margin for the six months ended September 30, 2018 also improved from 3.10% to 3.12% for the same reason.

●

Return on average assets and equity for the first half of fiscal 2019 improved to 0.59% and 5.57%, compared to 0.31% and 2.64% for the first half of fiscal 2018; a 90.3% and 111.0% improvement, respectively.

●

Efficiency ratio improved from 82.0% for the six months ended September 30, 2017 to 77.3% for the six months ended September 30, 2018; an improvement of 5.7%. The improvement is attributable to increased revenue and the reduction of non-interest expenses, including legal and other professional services.

●

Total assets declined $23.3 million from $525.5 million at March 31, 2018 to $502.2 million at September 30, 2018. The decline in overall assets is primarily attributable to a decline in investments and gross loans.

●

Cash and cash equivalents decreased $1.3 million, or 5.7%, to $22.0 million at September 30, 2018, compared to $23.4 million at March 31, 2018, and investments also declined $6.5 million from $75.4 million to $68.9 million over the same period. The decline in the investment portfolio is related to normal principal paydowns on mortgage-backed securities.

●

Gross loans decreased $14.6 million, or 3.7%, from $389.2 million to $374.6 million. The decrease is due to principal paydowns and pay-offs within the loan portfolio, including $9.6 million in pay-offs related to one commercial relationship that totaled $6.3 million and a commercial real estate nonaccrual loan for $3.3 million.

●

The allowance for loan losses to nonperforming loans improved to 49.8% from 27.9% over the quarter ended September 30, 2018. This improvement resulted from the pay-off on a $3.3 million nonaccrual loan in which past due interest and all expenses incurred were collected and a $194,000 increase in the allowance for loan losses over the quarter.,

●

Annualized net charge-offs to average loans improved to 0.05% for the six-month period ended September 30, 2018 compared to 0.26% for the fiscal year ended March 31, 2018, while the allowance for loan losses as a percentage of gross loans increased from 0.73% to 0.81% over this same period.

●

Total deposits decreased $16.7 million to $388.5 million at September 30, 2018, while borrowings decreased $7.1 million to $53.5 million. The decline in deposits was largely related to higher costing time deposits which declined by $12.5 million; while lower costing core deposits declined by $4.0 million. Core deposits at September 30, 2018 made up 39.6% of total deposits compared to 38.9% and 40.1% at March 31, 2018 and September 30, 2017, respectively.

●

At September 30, 2018 the Company had a book value of $16.23 per common share and a tangible book value of $13.57 per common share compared to $15.87 and $13.18, respectively, at March 31, 2018. Book value and tangible book value increased as a result of the net income reported for the quarter. Tangible book value, a non-GAAP measure, was determined as follows:

	September 30,	March 31,
	2018	2018
Tangible book value per common share:
Total shareholders' equity	$55,459,509	$54,076,132
Less: Goodwill and other intangible assets	(9,113,731)	(9,176,764)
Tangible common equity (Non-GAAP)	$46,345,778	$44,899,368

Outstanding common shares	3,416,414	3,407,613

Book value per common share (GAAP)	$16.23	$15.87

Tangible book value per common share (Non-GAAP)	$13.57	$13.18

●	The Company maintained strong liquidity based upon the amount and make-up of its investment portfolio. At September 30, 2018 the Bank was deemed “well capitalized” under federal regulations.

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

If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we record the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral. At September 30, 2018, all of our securities were either issued by U.S. government agencies, U.S. government-sponsored enterprises, municipalities, or corporations.

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

Based on our annual impairment testing as of December 31, 2017, there was no evidence of impairment with respect to the Company’s goodwill or intangible assets. Subsequent to this testing, there was a triggering event at March 31, 2018 associated with the establishment of a valuation allowance on our deferred tax asset. Due to this event, we again performed impairment testing on our goodwill and intangible assets and concluded that there was still no impairment.

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

Analysis of Financial Condition at September 30, 2018 and March 31, 2018

Assets. Total assets decreased $23.3 million to $502.2 million at September 30, 2018 from $525.5 million at March 31, 2018. The decrease is primarily attributable to a $14.6 million reduction in gross loans, a $6.5 million decrease in the investment portfolio, and a $1.3 million decline in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents at September 30, 2018 totaled $22.0 million compared to $36.1 million and $23.4 million at June 30, 2018 and March 31, 2018, respectively; a 64.1% decline over the last quarter. The higher balances through June 30, 2018 were a result of proceeds received from principal paydowns and/or pay-offs within the loan portfolio and a declining investment portfolio from normal principal payments associated with the mortgage-backed security portfolio. Excluding funds needed for liquidity and operational needs, management intends to utilize any excess cash for future loan growth and/or possible repayment of maturing advances.

Investment Securities. Our investment portfolio consists primarily of investment grade securities including U.S. government agency and government-sponsored entity (“GSEs”) securities, securities issued by states, counties and municipalities, corporate bonds, and mortgage-backed securities. At September 30, 2018, all securities are classified as available for sale. While we usually intend to hold investment securities until maturity, this classification provides us the opportunity to divest of securities that may no longer meet our liquidity objectives. During the six months ended September 30, 2018, we did not sell any securities.

Investment securities decreased $6.5 million, or 8.7%, to $68.9 million at September 30, 2018, from $75.4 million at March 31, 2018. The decrease is attributable to $7.1 million in cash flows resulting from normal principal payments associated with our collateralized mortgage obligation and mortgage-backed security portfolios, partially offset by the purchase of one security during the six-month period with a book value of $2.0 million. The fair value of the investment portfolio declined $606,000 from an unrealized net loss position of $2.9 million at March 31, 2018 to an unrealized net loss position of $3.5 million at September 30, 2018. The decrease in fair value of the investment portfolio is a result of the increase in interest rates over the past six months.

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

Loans. Excluding loan premiums and loan origination fees and costs, gross loans receivable decreased by $14.6 million, or 3.7%, to $374.6 million at September 30, 2018 from $389.2 million at March 31, 2018. The decrease is primarily attributable to normal principal pay-downs and pay-offs within the loan portfolio, including $6.3 million in pay-offs associated with one commercial relationship and $3.3 million attributed to one nonaccrual loan in which we collected all of our principal and past due interest, plus all legal and other expenses incurred. Included in gross loans at September 30, 2018 are acquired loans with a book balance of $104.5 million associated with the prior acquisitions of Fraternity and Fairmount institutions (these loans are reflected in the “acquired” loan column of the table below). At September 30, 2018, gross loans receivable represented 74.6% of total assets compared to 68.6% of total assets a year ago. The following table details the composition of loans and the related percentage mix and growth of total loans:

	September 30, 2018				March 31, 2018				Year-To-Date Growth
				Percent				Percent		Growth
	Legacy	Acquired	Total	of Total	Legacy	Acquired	Total	of Total	Amount	Percent
Real estate loans:
One-to four-family:
Residential	$83,090,271	$68,932,853	$152,023,124	40.6%	$85,248,184	$72,749,066	$157,997,250	40.6%	$(5,974,126)	-3.8%
Residential construction	3,639,139	-	3,639,139	1.0%	5,450,827	-	5,450,827	1.4%	(1,811,688)	-33.2%
Investor	7,880,161	17,002,668	24,882,829	6.6%	9,275,031	17,460,809	26,735,840	6.9%	(1,853,011)	-6.9%
Commercial	105,679,013	10,017,465	115,696,478	30.9%	100,403,769	11,762,485	112,166,254	28.8%	3,530,224	3.1%
Commercial construction	2,529,160	928,008	3,457,168	0.9%	5,763,784	1,352,019	7,115,803	1.8%	(3,658,635)	-51.4%
Total real estate loans	202,817,744	96,880,994	299,698,738	80.0%	206,141,595	103,324,379	309,465,974	79.5%	(9,767,236)	-3.2%
Commercial business	36,134,376	1,755,200	37,889,576	10.1%	38,302,739	1,841,226	40,143,965	10.4%	(2,254,389)	-5.6%
Home equity loans	14,183,532	5,184,176	19,367,708	5.2%	13,956,327	6,039,462	19,995,789	5.1%	(628,081)	-3.1%
Consumer	16,973,316	719,527	17,692,843	4.7%	18,849,448	766,063	19,615,511	5.0%	(1,922,668)	-9.8%
Gross loans	$270,108,968	$104,539,897	$374,648,865	100.0%	$277,250,109	$111,971,130	$389,221,239	100.0%	$(14,572,374)	-3.7%

The Company’s largest category of loans continues to be residential one-to four-family loans as a result of the loans acquired in the Fraternity and Fairmount acquisitions. This segment of our loan portfolio comprises 40.6% of the entire loan portfolio at September 30, 2018, the same percentage as of March 31, 2018 despite a decrease of $6.0 million. During the last half of fiscal 2017 and into fiscal 2018 we retained in portfolio many of the traditional residential mortgage loans we originated, versus selling them in the secondary market, due to the increase in normal attrition within this loan segment resulting from our acquisitions. Prior to that time, we generally sold these loans in the secondary market at a premium to assist with managing interest rate risk and to enhance non-interest revenue. At the beginning of this year, we began to once again sell most newly originated residential loans that qualify into the secondary market versus putting them in portfolio for those same reasons. To date we have originated and sold $1.3 million in loans into the secondary market. Because of this, we expect the one-to four-family residential loan portfolio to continue to decline as we focus more on the growth within the commercial portfolio to replace the residential run-off and assist with managing interest rate risk.

As a means to supplement our residential loan portfolio, the Company began to promote its one-to-four family residential construction lending program several years ago. During the first half of fiscal 2019, the Bank originated commitments of $6.2 million in residential construction loans. At September 30, 2018 we have $8.4 million in residential construction commitments, of which $3.6 million in funds have been advanced; compared to $8.7 million in residential construction commitments at March 31, 2018 of which $5.4 million in funds had been advanced. The construction period on residential homes is typically nine to twelve months, at which time the Bank is often repaid through permanent financing by a third party.

Real estate investor loans represent funds advanced to borrowers for the purchase or refinance of non-owner occupied one-to-four family properties. These loans made up $24.9 million, or 6.6%, of gross loans at September 30, 2018, including a remaining balance of $17.0 million of such loans acquired from Fraternity and Fairmount. This type of lending typically involves more risk than originating owner-occupied one-to-four family residential mortgages. The Bank typically refrains from originating this type of loan.

The Bank continues to focus on growth through origination and/or purchase of both commercial real estate and commercial business loans as these loans offer higher rates of return and shorter maturity periods than typical retail lending. Over the six months ended September 30, 2018, we saw strong organic growth within our commercial real estate loan portfolio. We organically originated $11.5 million in commercial real estate loans and transferred or reclassed nearly $2.0 million more from commercial construction loans over this period. This resulted in an overall increase, after several loan pay-offs and normal principal payments, of nearly $3.5 million within this loan segment. Commercial business loans declined from $40.1 million to $37.9 million, a decrease of 5.6% or $2.3 million. Commercial business loans, although relatively stable, can fluctuate based upon demands or pay-downs on respective lines of credit. Overall commercial loans, including commercial construction loans, have declined since March 31, 2018 due to $6.3 million in pay-offs associated with one commercial relationship that had several commercial loans with the Bank and the pay-off of a nonaccrual commercial real estate loan with a book balance of $3.3 million.

Bank-Owned Life Insurance. We invest in bank-owned life insurance (“BOLI”) to provide us with a funding source for our benefit plan obligations. BOLI also provides us noninterest income that is tax-exempt. Our investment in BOLI increased by $129,000 to $17.7 million at September 30, 2018. The increase is attributable to the increase in cash surrender value of the underlying insurance policies. Federal regulations generally limit our investment in BOLI to 25% of our Tier 1 capital plus our allowance for loan losses. Our amount of BOLI at September 30, 2018 exceeded these limits because of the BOLI we acquired in the Fraternity acquisition in May 2016 and the increase in cash surrender value of these policies over the years. Due to the amount of BOLI currently held, the Company has no plans to purchase additional BOLI at this time.

Deposits. Total deposits (excluding premiums on acquired deposits) decreased $16.5 million, or 4.1%, to $388.2 million at September 30, 2018 from $404.7 million at March 31, 2018. The Company continues to focus on generating lower cost, core deposits (which includes all deposits other than certificates of deposit) to support continued loan growth. Core deposits accounted for 39.6% of total deposits at September 30, 2018, compared to 39.0% at March 31, 2018.

The following table details the composition of deposits and the related percentage mix and growth of total deposits.

	September 30, 2018		March 31, 2018		Year-To-Date Growth
		Percent		Percent		Growth
	Total	of Total	Total	of Total	Amount	Percent
Savings	$38,539,878	9.9%	$42,499,381	10.6%	$(3,959,503)	-9.3%
Noninterest-bearing checking	28,816,887	7.4%	29,557,943	7.3%	(741,056)	-2.5%
Interest-bearing checking	28,727,675	7.4%	27,219,286	6.7%	1,508,389	5.5%
Money market accounts	57,641,094	14.8%	58,466,228	14.4%	(825,134)	-1.4%
Time deposits	234,488,724	60.4%	246,988,613	61.0%	(12,499,889)	-5.1%
	$388,214,258	100.0%	$404,731,451	100.0%	$(16,517,193)	-4.1%
Premium on deposits asssumed	256,357		411,524		(155,167)
Total deposits	$388,470,615		$405,142,975		$(16,672,360)

Our strategy with respect to deposits has been to maintain our current certificate of deposit base as needed to support loan demand by pricing more competitively in the marketplace or through short-term certificate of deposit promotions, as we focus on growing our core deposits at a faster pace to reduce our overall cost of funds. During the first half of fiscal 2019, however, we have not been as aggressive in maintaining our certificates of deposits based upon funding and liquidity needs. Over this period, time deposits have decreased $12.5 million, or 5.1%, to $234.5 million at September 30, 2018. As interest rates have risen in the past six months, the market competition for time deposits has gotten more competitive with respect to pricing. We have strategically decided not to price at the top of the market, unless through a promotional deposit product, or match competitor pricing in certain circumstances as a means to manage interest expense. Core deposits though have also decreased $4.0 million, or 2.5%, from $157.7 million at March 31, 2018 to $153.7 million at September 30, 2018. There may be instances though when funding demands are more immediate. To meet these demands, the Company entered into a contract and began utilizing a certificate of deposit subscription service in the third quarter of fiscal 2018. The cost of these deposits is more expensive than traditional certificates of deposit because of the ability to provide the funding needed in a timely manner; but can be less costly than borrowing from the Federal Home Loan Bank or other sources. During the first six months of fiscal 2019 we did not need to utilize this service to originate deposits to support any additional funding requirements.

Borrowings. Borrowings consist of both short and long-term advances from the Federal Home Loan Bank (FHLB). At September 30, 2018, outstanding advances from the FHLB decreased $7.1 million, or 11.75, to $53.6 million compared to $60.7 million at March 31, 2018. Approximately $6.0 million of this decline occurred during the quarter ended September 30, 2018. During the first half of fiscal 2019 we have had $29.0 million in borrowings that have either matured or been called. We elected to rollover $22.0 million of those borrowings and pay-off $7.0 million to date.

At September 30, 2018, $7.0 million of the total advances are considered short-term and mature in less than one year, while the remaining $46.6 million in advances are considered long-term and mature in more than one year (See Note 7 of the Notes to Consolidated Financial Statements). Included in long-term advances is $11.6 million in advances that mature on a quarterly basis; however, they are associated with several cash flow hedge transactions and will be continuously renewed over the expected life of the hedged transactions. The hedge transactions currently have an average life of 5.8 years. Excluding the advances associated with the hedge transactions, the longest outstanding borrowing is for $2.0 million and matures in September 2023.

The FHLB borrowings provide an alternative means to support the cash outflow needed to fund new loan originations in coordination with deposit growth. FHLB borrowings can provide a less expensive means to support cash outflow when compared to selling higher yielding investment securities. These obligations are secured by our residential and home equity loan portfolios. At September 30, 2018, we had the ability to borrow approximately $76.7 million in additional funds from the FHLB, subject to our pledging sufficient assets. These obligations will be repaid as our cash position strengthens.

Equity. Total equity increased $1.4 million or 2.6%, to $55.5 million at September 30, 2018 from $54.1 million at March 31, 2018. The change in equity is primarily attributable to net income of $1.5 million reported for the first six months of fiscal 2019, along with a $251,000 increase in additional paid in capital resulting from the expense derived from equity awards granted in prior periods and a $194,000 increase in the market value of our cash flow hedge on FHLB borrowings. These increases were partially offset by a $412,000 decline in accumulated other comprehensive loss associated with the decrease in the fair value of the investment portfolio. The fair value of the investment portfolio decreased while the fair value of our cash flow hedge increased due to rising interest rates that occurred over that same period. The Company’s book value per common share was $16.23 at September 30, 2018 compared to $15.87 at March 31, 2018. At September 30, 2018, the Bank remains “well capitalized” as defined under federal regulations.

Analysis of Asset Quality at September 30, 2018, March 31, 2018, and September 30, 2017

The Bank’s asset quality remains a primary focus of management and the Board of Directors. Nonperforming assets at September 30, 2018, were $6.7 million, an increase of $957,000 from March 31, 2018 and a $293,000 increase from September 30, 2017. Nonperforming assets to total assets decreased from 1.45% at March 31, 2018 to 1.33% at September 30, 2018. Nonperforming assets for the respective periods were as follows:

	At or For The Three	At or For The Year	At or For The Three
	Months Ended	Ended	Months Ended
	September 30, 2018	March 31, 2018	September 30, 2017
	(dollars in thousands)

Nonaccruing loans	$5,745	$5,964	$5,488
Accruing loans delinquent more than 90 days	338	1,206	407
Foreclosed real estate	588	458	483
Total nonperforming assets	$6,671	$7,628	$6,378

Asset Quality Ratios:
Nonperforming loans to gross loans	1.62%	1.84%	1.60%
Nonperforming assets to total assets	1.33%	1.45%	1.24%
Net charge-offs (annualized) to average loans	0.05%	0.26%	0.00%

Nonaccrual loans decreased to $5.7 million at September 30, 2018 compared to $6.0 million at March 31, 2018. During the first six months of fiscal 2019, nonaccrual loans reached a high of $8.9 million due to the addition of one commercial real estate relationship at the end of the first quarter with a recorded value of $3.1 million. The borrower continues to make timely payments under the original terms of that loan and has never been delinquent; however, review of their financial information indicates they do not have sufficient cash flow to service the debt thus we have placed it on nonaccrual status. To date there is no impairment associated with this relationship based upon the most recently obtained appraised value. In July 2018, another commercial real estate loan that was already on nonaccrual, with a recorded value of $3.3 million, was resolved and paid-off with no loss to the Bank. Proceeds from the pay-off included payment of principal, past due interest and all legal and other expenses incurred. The net of these two loans are primarily responsible for the $219,000 decrease in nonaccrual loans from March 31, 2018 to September 30, 2018.

As of September 30, 2018, there are two commercial real estate relationships totaling $4.4 million that are a part of the $5.7 million in nonaccrual loans, including the one relationship that was added in the first quarter of fiscal 2019 that was previously discussed. Both relationships have been reviewed for impairment and recorded at their fair value based upon recent appraisals, one of which has incurred $1.9 million in write-downs through charge-offs over the past two years. Management continues to actively explore options and work with the borrowers to obtain the best outcome for the Bank, which may or may not result in new or additional write-downs.

There were $167,000 in nonaccrual commercial business loans at September 30, 2018 compared to $165,000 at March 31, 2018. The recorded book balance of $167,000 in loans is primarily comprised of four commercial lease loans to different borrowers with a combined contractual balance of $613,000 and charge-offs totaling $454,000. The purpose of the loans was to provide funding to purchase medical equipment related to cosmetic surgery. Based upon the inability to generate sufficient revenue, the borrowers stopped making payments on the leases or asked for the equipment to be repossessed. All four loans are fully guaranteed by the respective borrowers.

The remaining balance of nonaccrual loans at September 30, 2018 consisted of $702,000 in one-to four-family residential mortgage loans, including two loans with a book balance of $275,000 that were acquired loans, and $421,000 in residential investor loans. The majority of the residential investor loans were acquired in the Fairmount acquisition.

Included in nonperforming assets are accruing loans delinquent more than 90 days. These loans represent loans that are on accrual status and making payments, however, such loans are 90 days past their contractual maturity date, and therefore reported as nonperforming. At March 31, 2018, these loan balances were elevated as they related to several borrowing relationships that are comprised of many smaller investor (residential non-owner occupied) loans that matured at the same time. The decline over the first half of fiscal 2019 is a result of the Bank’s credit department working diligently to obtain the necessary financial information from these borrowers so that these loans can either be renewed or extended accordingly.

Delinquencies 30-89 days past due increased $81,000 to $1.4 million at September 30, 2018 from $1.3 million at March 31, 2018. This increase is attributable to an increase in delinquencies associated with one-to four-family residential mortgage loans and commercial construction loans over this period, partially offset by a decrease in commercial business loans. One-to four-family residential loan delinquencies increased $184,000 from $823,000 at March 31, 2018 to $1.0 million at September 30, 2018, including one loan with a recorded balance of $557,000; while commercial construction loans increased $160,000 over this same six-month period due to one loan that became past due. Commercial business loans, however, decreased from $270,000 at March 31, 2018 to none being reported at September 30, 2018. The decrease is related to one commercial business loan that made the necessary payments and became current, while another loan became 90 days past due and was moved to nonaccrual. The Bank is monitoring the delinquent loans closely and working with the borrowers to develop a payment plan to make the loans current again. If the borrowers are unable to bring these loans current or re-pay or re-finance the respective loans, there could be future charge-offs associated with these loans based upon collateral values.

Foreclosed real estate at September 30, 2018 increased $130,000 from $458,000 at March 31, 2018 to $588,000 at September 30, 2018 and consisted of six properties. One of the six properties consist of semi-developed land with a fair value of $411,000. The property is listed for sale and is participated with another financial institution, with Hamilton being the lead lender. The remaining five properties totaling $177,000 are comprised of one-to-four family residential mortgage loans, including one property with a value of $130,000 that was added during the second quarter of fiscal 2019. The remaining four properties are all participations in which Hamilton owns less than 15% of and is not the lead lender.

The Bank recorded a $302,000 provision for loan loss during the first six months of fiscal 2019 compared to a $280,000 provision for loan loss for the same period a year ago. The provision for loan loss for the six months ended September 30, 2018 was a result of $93,000 in net charge-offs and roughly $294,000 in additional reserves associated with the revaluation of our environmental factors (see Note 1 of the Financial Statements under Summary of Significant Accounting Policies for further discussion), partially offset by a decline in loan balances; compared to prior year provisions which were primarily related to growth within the loan portfolio. The allowance for loan losses at September 30, 2018 totaled $3.0 million, or 0.81% of gross loans, compared to the same $2.8 million, or 0.73% of gross loans, at March 31, 2018. The change in percentage was due to in part to both the decrease in overall loan balances and the increase in the allowance for loan losses itself. This overall percentage remains relatively low compared to peers as a result of our acquired loan portfolios. Loans acquired in an acquisition are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses. We continue to monitor and manage the acquired loan portfolio to determine if additional provisions are necessary in relation to the estimated fair value placed on those loans at acquisition date as determined by management.

The activity in the allowance for loan losses for the nine-month period ended September 30, 2018 includes $130,000 in charge-offs, offset by $37,000 in recoveries and a $302,000 provision for loan losses. We currently review the adequacy of the allowance for loan losses on a quarterly basis and are proactively managing problem assets. Based upon our analysis, we believe this allowance appropriately reflects the inherent risk of loss in our loan portfolio at September 30, 2018. We estimate the allowance for loan losses based upon a four-year charge-off history and certain environmental factors.

Results of Operations for the Three Months Ended September 30, 2018 and 2017 (unaudited)

General. Net income for the quarter ended September 30, 2018 was $665,000, or $0.21 per common share, compared to net income of $411,000, or $0.13 per common share for the quarter ended September 30, 2017, a quarter-over-quarter increase of $254,000. The increase in net income was driven by an increase in net interest income associated with growth in loans over the past year, lower noninterest expense, and no tax expense due to the establishment of a full valuation allowance on our net deferred tax assets at the end of fiscal 2018; partially offset by an increase in our provision for loan losses.

Net Interest Income. Net interest income increased $138,000, or 3.8%, to $3.7 million for the three-months ended September 30, 2018 compared to $3.6 million for the three-months ended September 30, 2017. The increase in net interest income was due to a $502,000 increase in interest revenue, partially offset by a $364,000 increase in interest expense. The increase in interest revenue was due to an increase in the average balance of interest-earning assets, particularly higher yielding loans, as well as an increase in the average yield on interest-earning assets. The average balance in interest-earning assets increased $10.0 million, or 2.1%, for the quarter ended September 30, 2018 compared to the same period in fiscal 2018, while the average yield increased 35 basis points to 4.19% from 3.84%, respectively. The average balances increased quarter-over-quarter due to organic loan growth and the purchase of several pools of loans in the second half of fiscal 2018, including residential mortgage loan pools totaling $19.2 million and several guaranteed SBA loans equal to $3.2 million.

The increase in interest expense for the quarter ended September 30, 2018 compared to the same quarter last year was the result of a 33 basis points increase in the average cost of interest-bearing liabilities. The average cost of interest-bearing liabilities increased from 0.80% for the three months ended September 30, 2017 to 1.13% for the three months ended September 30, 2018. In addition, the average balance of interest-bearing liabilities also increased $7.2 million from $413.8 million to $420.9 million. The increase resulted from the growth in average borrowings, partially offset by a decrease in average interest-bearing deposits. The net interest margin increased 6 basis point from 3.12% for the three months ended September 30, 2017 to 3.18% for the three months ended September 30, 2018.

Interest Revenue. Interest revenue increased $502,000, or 11.3% to $4.9 million during the three months ended September 30, 2018 compared to $4.4 million for the three months ended September 30, 2017. The increase resulted from increases in interest and fees on loans and interest on federal funds sold and other bank deposits, partially offset by a decrease in interest from investment securities.

Interest and fees on loans increased $465,000, or 11.8%, to $4.4 million for the three months ended September 30, 2018, compared to $3.9 million for the three months ended September 30, 2017. The increase in interest and fees on loans is due to a $20.3 million increase in the average balance of net loans from $354.4 million to $374.8 million quarter-over-quarter. The increase in average loans is attributable to organic growth generated by our commercial lending area and strategic loan purchases that occurred in the second half of fiscal 2018. In addition, the average yield earned on loans increased 25 basis points from 4.45% for the quarter ended September 30, 2017 to 4.70% for the quarter ended September 30, 2018. The increase in yield is a result of interest revenue recognized during the quarter relating to pay-off on a $3.3 million nonaccrual loan and the collection of past due interest, as well as overall higher rates on new loan originations due to rising interest rates.

Interest revenue on investment securities decreased $50,000 to $423,000 for the three months ended September 30, 2018 from $474,000 for the three months ended September 30, 2017. The decrease is related to the average balance of investment securities decreasing $23.0 million, or 23.4%, to $75.0 million for the three months ended September 30, 2018 from $97.9 million for the same period last year, while the average yield increased 33 basis points to 2.26% from 1.93%. The largest decrease in investment securities was in mortgage-backed securities, which decreased $19.0 million to $54.8 million for the three months ended September 30, 2018 from $73.8 million for the same period last year. The average balance of investment securities also decreased quarter-over-quarter by $3.9 million. The decrease in average investments is attributable to both normal principal paydowns related to mortgage-backed securities over the past twelve months, along with $11.6 million in securities that were sold between August and December 2017. One investment security, with a book value of $2.0 million, was purchased during the first quarter of fiscal 2019.

Interest Expense. Interest expense increased $364,000, or 44.0%, to $1.2 million for the three months ended September 30, 2018 compared to $828,000 for the same period in fiscal 2018, due to the increase in the average cost of both interest-bearing deposits and borrowings. The average cost of interest-bearing deposits increased 29 basis points from 0.72% for the three months ended September 30, 2017 to 1.01% for the three months ended September 30, 2018. The increase in average cost was partially offset by a decrease in the average balance of interest-bearing deposits. The average balance of interest-bearing deposits decreased $5.7 million, or 1.5%, to $365.8 million for the three months ended September 30, 2018 from $371.4 million for the three months ended September 30, 2017. Due to the increase in costs, the interest expense associated with interest-bearing deposits increased $252,000, or 37.7%, period-over-period.

For the three-month period ended September 30, 2018, average interest-bearing deposit balances, other than checking accounts, decreased for all types of deposits when compared to the same period a year ago. As interest rates have risen over the past year, the market competition for deposits, in particular time deposits and money market accounts, has become more competitive with respect to pricing. We have strategically decided not to price our deposits at the top of the market, unless through a promotional deposit product, or to match competitor pricing in certain circumstances as a means to manage interest expense. The Company continues to focus on generating lower cost, core deposits (which includes all deposits other than certificates of deposit) to support continued loan growth. The average balance of core interest-bearing deposits decreased $3.9 million, or 2.9%, to $133.3 million for the three-month period ended September 30, 2018 compared to $129.4 million for the three months ended September 30, 2017. The average balance of time deposits also decreased $1.8 million, or less than 1.0%, to $236.4 million for the quarter ended September 30, 2018 compared to $238.2 for the quarter ended September 30, 2017.

Noninterest-bearing deposits allow us to fund growth in interest-earning assets at minimal cost. Average noninterest-bearing deposits decreased $396,000, or 1.3%, to $29.7 million for the three months ended September 30, 2018, compared to $30.1 million for the three months ended September 30, 2017. Our cash management personnel and commercial loan officers remain focused in working with commercial clients to move their core deposit relationships to Hamilton Bank and provide lower cost of funds.

For the three-month period ended September 30, 2018, average borrowings were $55.2 million compared to an average balance of $42.3 million for the same period a year ago. The increase in borrowings is associated with funds needed to purchase several loan portfolios over the last half of fiscal 2018 and a declining deposit base. The borrowings primarily consisted of advances from the Federal Home Loan Bank. At September 30, 2018, the Bank had $53.6 million in outstanding advances from the FHLB, a decrease of $6.0 million since June 30, 2018. The borrowings carried an average rate of 1.97% for the three months ended September 30, 2018; a 47 basis points increase from 1.50% for the same period a year ago. Borrowing from the FHLB in today’s low interest rate environment can be a more cost-effective means to obtain funds if deposits are not growing compared to selling investment securities that are earning a higher yield.

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

	Three Months Ended September 30,
	(dollars in thousands)
	2018			2017
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Interest bearing deposits with banks	$22,421	$114	2.03%	$10,217	$27	1.06%
Investment securities (1)	20,161	158	3.13%	24,076	159	2.64%
Mortgage-backed securities	54,804	265	1.93%	73,836	314	1.70%
Loans receivable, net (2)	374,765	4,404	4.70%	354,437	3,939	4.45%
Total interest-earning assets	472,151	4,941	4.19%	462,566	4,439	3.84%
Noninterest-earning assets	39,655			49,141
Total assets	$511,806			$511,707

Interest-bearing liabilities:
Statement savings	$39,648	$12	0.12%	$43,655	$13	0.12%
Checking accounts	29,665	3	0.04%	26,265	2	0.03%
Money market	60,062	102	0.68%	63,342	80	0.51%
Certificates of deposit	236,385	804	1.36%	238,173	574	0.96%
Total interest-bearing deposits	365,760	921	1.01%	371,435	669	0.72%
Borrowings	55,187	272	1.97%	42,349	159	1.50%
Total interest-bearing liabilities	420,947	1,193	1.13%	413,784	828	0.80%

Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	29,700			30,096
Other noninterest-bearing liabilities	5,063			6,538
Total liabilities	455,710			450,418
Total shareholders’ equity	56,096			61,289
Total liabilities and shareholders’ equity	$511,806			$511,707

Net interest income		$3,748			$3,611
Net interest rate spread (3)			3.05%			3.05%
Net interest-earning assets (4)	$51,204			$48,782
Net interest margin (5)			3.18%			3.12%
Average interest-earning assets to average interest-bearing liabilities	112.16%			111.79%

_______________________________________________________

(1)	Includes U.S agency and treasury securities, municipal and corporate bonds and to a much lesser extent, Federal Home Loan Bank equity securities.
(2)	Loans on non-accrual status are included in average loans carrying a zero yield.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing libilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was $242,000 charged to the provision for loan losses for the three months ended September 30, 2018 compared to a provision for loan loss of $120,000 for the three months ended September 30, 2017. In the current quarter, the $242,000 provision for loan loss recorded is primarily attributable to $48,000 in net charge-offs experienced during the quarter and roughly $294,000 in additional reserves associated with the revaluation of our environmental factors (see Note 1 of the Financial Statements under Summary of Significant Accounting Policies for further discussion), partially offset by a decline in loan balances; compared to the provision for the prior year quarter, which was related to growth within the loan portfolio, as reflected in the table below.

The allowance for loan losses was $3.0 million, or 49.8% of non-performing loans at September 30, 2018 compared to $2.5 million, or 41.9% of non-performing loans at September 30, 2017. The increase in the percentage is a result of the decrease in loans over this period, partially offset by a $200,000 increase in nonperforming loans. The $6.1 million in non-performing loans at September 30, 2018 primarily consisted of two commercial real estate relationships totaling $4.3 million. The first relationship has a recorded value of $3.1 million and was placed on nonaccrual in June 2018, while the second relationship has a book value of $1.2 million and has had $1.9 million in charge-offs over the past two years. Both relationships have been recorded at their net realizable fair value based upon recent appraisals. No additional charge-offs are anticipated with these relationships at this time; however, changes in property values and other circumstances may result in additional charge-offs at a later date.

During the three months ended September 30, 2018, loan charge-offs totaled $83,000 with recoveries of $35,000, compared to $21,000 in charge-offs and $14,000 in recoveries during the three months ended September 30, 2017. During fiscal year 2019, we expect that we will continue our emphasis in growing commercial real estate and commercial business loans, which have higher interest rates than one-to four-family mortgage loans, thus are generally considered to bear higher risk than one-to four-family mortgage loans and could contribute to higher loan loss provisions going forward.

Summary of Allowance for Loan Losses Activity. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended
	September 30,
	2018	2017
	(dollars in thousands)

Allowance for loan losses at beginning of period	$2,837	$2,358
Charge-offs:
Real estate loans:
Residential	6	9
Investor	2	11
Commercial	-	-
Commercial construction	-	-
Commercial business	75	-
Home equity	-	-
Consumer	-	1
Total charge-offs	83	21
Recoveries	35	14
Net charge-offs	48	7
Provision for loan losses	242	120
Allowance for loan losses at end of period	$3,031	$2,471

Allowance for loan losses to non-performing loans	49.83%	41.92%
Allowance for loan losses to total loans outstanding at the end of the period	0.81%	0.67%
Net charge-offs to average loans outstanding during the period (annualized)	0.05%	0.01%

Noninterest Revenue. Noninterest revenue increased $2,000 to $296,000 for the three months ended September 30, 2018, compared to $294,000 for the three-months ended September 30, 2017. The following table outlines the changes in noninterest revenue for the three-month periods.

	Three months ended
	September 30,
	2018	2017	$ Change	% Change
Service charges	$120,966	$118,851	$2,115	1.8
Gain on sale of investment securities	-	10,381	(10,381)	(100.0)
Gain on sale of loans held for sale	16,331	-	16,331	N/A
Earnings on bank-owned life insurance	115,126	123,818	(8,692)	(7.0)
Other fees and commissions	43,793	41,394	2,399	5.8

Total noninterest revenue	$296,216	$294,444	$1,772	0.6

Service charges associated with retail and commercial deposit products increased slightly during the three-months ending September 30, 2018 compared to the same period a year ago. Management remains focused on growing core deposits, particularly checking accounts, which typically generate more service fee income. The average balance relating to overall checking accounts for the three months ended September 30, 2018 was $59.4 million compared to an average balance of $56.4 million at September 30, 2017, an increase of 5.3%, or $3.0 million. We continue to review and evaluate our fee structure to be more aligned with our market. Customers, however, have become more cost conscious of fees and better manage their deposit relationship with the Bank.

During the three months ended September 30, 2018, the Company was able to enhance noninterest revenue by $16,000 relating to gains on loans sold to the secondary market. In the last quarter of fiscal 2017 and into fiscal 2018, the Company purposely held in portfolio the majority of our residential loan originations to partially offset the increased run-off associated with this loan segment. Beginning in fiscal 2019, however, we again started to sell qualified residential loan originations into the secondary market as a means to generate noninterest revenue and diversify our income stream. . In the prior year three-month period we also realized gains on the sale of investment securities of $10,000 compared to none for the three months ended September 30, 2018.

In addition to these gains, the Company also experienced a $2,000 increase in other noninterest revenue that includes the collection of certain loan fees, merchant card services and other miscellaneous items. Meanwhile, earnings on BOLI declined $9,000 due to a reduction in the cash surrender value of the Company’s outstanding BOLI related to the pay-out of death benefits in the fourth quarter of fiscal 2018.

Noninterest Expense. Noninterest expense decreased $79,000 to $3.1 million for the three-months ended September 30, 2018 compared to $3.2 million the same period a year ago. The following table outlines the changes within noninterest expense for those periods.

	Three months ended
	September 30,
	2018	2017	$ Change	% Change
Salaries and benefits	$1,861,756	$1,858,828	$2,928	0.2
Occupancy	243,186	239,415	3,771	1.6
Advertising	14,958	14,170	788	5.6
Furniture and equipment	78,972	85,754	(6,782)	(7.9)
Data processing	208,888	181,506	27,382	15.1
Legal services	67,623	119,104	(51,481)	(43.2)
Other professional services	103,219	212,519	(109,300)	(51.4)
Deposit insurance premiums	112,821	73,762	39,059	53.0
Foreclosed real estate expense and losses	9,302	113	9,189	(8,131.9)
Other operating	436,740	431,717	5,023	1.2

Total noninterest expense	$3,137,465	$3,216,888	$(79,423)	(2.5)

Overall our operating expenses have remained relatively unchanged, despite decreased operating expenses in certain areas related to prior year expenses that were incurred, offset by increases in others due to operating as a larger financial institution. We have been able to manage a growing loan portfolio from an operational cost basis and continue to increase our interest revenue. This is reflected in the improvement of the Company’s efficiency ratio which has improved from 82.4% for the three months ended September 30, 2017 to 77.6% for the three months ended September 30, 2018. Management remains committed to reducing operational expenses and achieving higher efficiencies.

Salaries and benefit expense remains our highest operational cost and increased by only $3,000, or less than 1.0%, quarter-over-quarter. This modest increase is due to annual evaluations and respective salary increases, partially offset by unfilled positions and a decrease in employee benefits related to lower costs associated with health insurance and our employee stock ownership plan (ESOP). Health insurance expense decreased due to the timing of an annual rebate we received at the end of the quarter, while the decrease in the ESOP is related to the decrease in the Company’s average stock price quarter-over-quarter. Also included in salaries and benefits for the three months ended September 30, 2018 and 2017, is $91,000 and $80,000 in expense, respectively, relating to prior equity awards granted to officers under the Company’s Equity Incentive Plan. The equity awards provide for management to have a vested interest in the performance of the company and share in the benefit of an increase in shareholder value. Similarly, other operating expenses for the same periods include $35,000 in each of the comparable periods associated with equity awards granted to Directors.

The Company realized an increase in operating expenses relating to data processing and deposit insurance premiums for the three-month periods ended September 30, 2018 and 2017. Data processing costs increased $27,000 for the comparable quarters due to annual cost increases, along with the introduction of new technology that has made banking easier for our customers, including products such as mobile banking and our on-line consumer loan application. FDIC insurance premiums have also increased $39,000 to $113,000 for the three months ended September 30, 2018 compared to $74,000 for the three months ended September 30, 2017. This increase is attributable to the Company’s lower capital position that resulted from the establishment of a valuation allowance on our deferred tax asset at the end of March 2018. A financial institution’s FDIC insurance base is determined based upon an institutions average consolidated assets less tangible equity.

Offsetting the increases in noninterest expenses has been a $51,000 reduction in legal expenses and a $109,000 reduction in other professional services. Legal expense has declined because of higher costs incurred in the prior year associated with our charter conversion and consultation with counsel to advise on agreements associated with loan purchases and certain problem loans. Other professional services declined because of costs incurred in the prior year associated with payments under non-compete agreements that were a part of the Fraternity acquisition in May 2016. The terms and the payments under the non-compete agreements were fully satisfied in April 2018. In addition, in the second quarter of the prior year the Company began to utilize the services of a financial consultant to assist the Bank in areas to generate more revenue. Those consulting services were utilized through March 2018.

Income Tax Expense. For the three months ended September 30, 2018, the Company did not report any income tax expense on pre-tax income of $665,000 compared to tax expense of $158,000 for the three months ended September 30, 2017 after pre-tax income of $568,000. There was no tax expense during the current quarter due to the release of a portion of the valuation allowance on our net deferred tax assets established in the prior fiscal year. In accordance with Accounting Standards Codification (ASC) 740, Accounting for Income Taxes, at September 30, 2018, the Company has assessed whether the deferred tax assets are more likely than not to be realized based on an evaluative process that considers all available positive and negative evidence. As part of this evaluative process, management considered the following sources of taxable income: 1.) taxable income in prior carryback years; 2.) the future reversals of taxable temporary differences; 3.) tax planning strategies; and 4.) future taxable income exclusive of reversing temporary differences and carryforwards. In making a conclusion, management evaluated all the available positive and negative evidence impacting these sources of taxable income. The first three options are more quantifiable and verifiable; however, management has concluded they are not viable sources of taxable income. As such, the positive evidence that has been most heavily relied upon, but the most subjective, is future taxable income exclusive of reversing temporary differences and carryforwards. Based upon the Company being in a three-year cumulative loss position, which creates negative evidence, and because this evidence is considered significant, management has concluded that there is more negative evidence than positive evidence and therefore, it is more likely than not that the Company will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the net deferred tax assets.

If, in the future, the Company generates taxable income on a sustained basis sufficient to support the deferred tax assets, the need for a deferred tax valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation at that time. The establishment of a valuation allowance on our deferred tax assets for financial reporting purposes does not affect how the net operating loss carryforwards may be utilized on our subsequent income tax returns. The valuation allowance on the Company’s net deferred tax assets decreased $141,000 to $5.4 million at September 30, 2018, from $5.6 million at June 30, 2018 due to book income of $665,000 and adjustments for permanent and temporary book-tax differences. Income tax expense for the periods reported is based upon year-to-date results and is not reflective of annual earnings.

Results of Operations for the Six Months Ended September 30, 2018 and 2017 (unaudited)

General. Net income was $1.5 million, or $0.48 per common share for the six-month period ended September 30, 2018 compared to a net income of $803,000, or $0.25 per common share for the same period in fiscal 2018, a period-over-period increase of $741,000. The increase in net income was driven by an increase in net interest income associated with growth in loans over the past twelve months, lower noninterest expense, and no tax expense due to the establishment of a full valuation allowance on our net deferred tax assets at the end of fiscal 2018.

Net Interest Income. Net interest income increased $352,000, or 4.9%, to $7.6 million for the six months ended September 30, 2018 compared to $7.2 million for the six months ended September 30, 2017. The increase in net interest income was due to a $1.1 million increase in interest revenue, partially offset by a $703,000 increase in interest expense. The increase in interest revenue was due to an increase in the average balance of interest-earning assets, particularly higher yielding loans, as well as an increase in average yield on interest-earning assets. The average balance in interest-earning assets increased $20.4 million, or 4.4%, over the first half of fiscal year 2019 compared to the same period in fiscal 2018, while the average yield increased 28 basis points to 4.08% from 3.80%, respectively. The average balances increased period-over-period due to organic loan growth and the purchase of several pools of loans in the second half of fiscal 2018, including residential mortgage loan pools totaling $19.2 million and several guaranteed SBA loans equal to $3.2 million.

The increase in interest expense for the six-month period ended September 30, 2018 compared to the same period last year was the result of a 30 basis points increase in the average cost of interest-bearing liabilities. The average cost of interest-bearing liabilities increased from 0.78% for the six months ended September 30, 2017 to 1.08% for the six months ended September 30, 2018. In addition, the average balance of interest-bearing liabilities also increased $13.4 million from $415.7 million to $429.1 million. The increase resulted from the growth in average borrowings, partially offset by a decrease in average interest-bearing deposits. The net interest margin increased 2 basis point from 3.10% for the six months ended September 30, 2017 to 3.12% for the six months ended September 30, 2018.

Interest Revenue. Interest revenue increased $1.1 million, or 12.0% to $9.9 million during the six months ended September 30, 2018 compared to $8.8 million for the three months ended September 30, 2017. The increase resulted from increases in interest and fees on loans and interest on federal funds sold and other bank deposits, partially offset by a decrease in interest on investment securities.

Interest and fees on loans increased $1.0 million, or 13.2%, to $8.8 million for the six months ended September 30, 2018, compared to $7.8 million for the six months ended September 30, 2017. The increase in interest and fees on loans is due to a $31.8 million increase in the average balance of net loans from $345.5 million to $377.2 million period-over-period. The increase in average loans is attributable to organic growth generated by our commercial lending area and strategic loan purchases that occurred in the second half of fiscal 2018. In addition, the average yield earned on loans increased 16 basis points from 4.51% for the six months ended September 30, 2017 to 4.67% for the six months ended September 30, 2018. The increase in yield is a result of interest revenue recognized during the first half of the fiscal year relating to early pay-offs on acquired loans and the associated purchase accounting marks, pay-off on a $3.3 million nonaccrual commercial loan in which all past due interest was collected, as well as overall higher rates on new loan originations due to rising interest rates.

Interest revenue on investment securities decreased $113,000 to $846,000 for the six months ended September 30, 2018 from $959,000 for the six months ended September 30, 2017. The decrease is related to the average balance of investment securities decreasing $24.2 million, or 24.0%, to $76.6 million for the six months ended September 30, 2018 from $100.8 million for the same period last year, while the average yield increased 31 basis points to 2.21% from 1.90%. The largest decrease in investment securities was in mortgage-backed securities, which decreased $20.0 million to $56.5 million for the six months ended September 30, 2018 from $76.5 million for the same period last year. The average balance of investment securities also decreased period-over-period by $4.2 million. The decrease in average investments is attributable to both normal principal paydowns related to mortgage-backed securities over the past twelve months, along with $11.6 million in securities that were sold between August and December 2017. One investment security, with a book value of $2.0 million, was purchased during the first quarter of fiscal 2019.

Interest Expense. Interest expense increased $703,000, or 43.3%, to $2.3 million for the six months ended September 30, 2018 compared to $1.6 million for the same period in fiscal 2018, due to the increase in the average cost of both interest-bearing deposits and borrowings. The average cost of interest-bearing deposits increased 26 basis points from 0.78% for the six months ended September 30, 2017 to 0.97% for the six months ended September 30, 2018. The increase in average cost was partially offset by a decrease in the average balance of interest-bearing deposits. The average balance of interest-bearing deposits decreased $4.8 million, or 1.3%, to $371.6 million for the six months ended September 30, 2018 from $376.5 million for the six months ended September 30, 2017. Due to the increase in costs, the interest expense associated with interest-bearing deposits increased $465,000, or 35.0%, period-over-period.

For the six-month period ended September 30, 2018, average interest-bearing deposit balances, other than checking accounts, decreased for all types of deposits when compared to the same period a year ago. As interest rates have risen over the past year, the market competition for deposits, in particular time deposits and money market accounts, has gotten more competitive with respect to pricing. We have strategically decided not to price our deposits at the top of the market, unless through a promotional deposit product, or match competitor pricing in certain circumstances as a means to manage interest expense. The Company continues to focus on generating lower cost, core deposits (which includes all deposits other than certificates of deposit) to support continued loan growth. The average balance of core interest-bearing deposits decreased $2.9 million, or 2.2%, to $131.7 million for the six-month period ended September 30, 2018 compared to $134.6 million for the six months ended September 30, 2017. The average balance of time deposits also decreased $1.9 million, or less than 1.0%, to $239.9 million compared to $241.8 for the same periods, respectively.

Noninterest-bearing deposits allow us to fund growth in interest-earning assets at minimal cost. Average noninterest-bearing deposits decreased $562,000, or 1.9%, to $29.0 million for the six months ended September 30, 2018, compared to $29.5 million for the six months ended September 30, 2017. Our cash management personnel and commercial loan officers remain focused in working with commercial clients to move their core deposit relationships to Hamilton Bank and provide lower cost of funds.

For the six-month period ended September 30, 2018, average borrowings were $57.4 million compared to an average balance of $39.2 million for the same period a year ago. The increase in borrowings is associated with funds needed to purchase several loan portfolios over the last half of fiscal 2018 and a declining deposit base. The borrowings consisted of advances from the Federal Home Loan Bank. At September 30, 2018, the Bank had $53.6 million in outstanding advances from the FHLB, a decrease of $6.0 million since June 30, 2018. The borrowings carried an average rate of 1.85% for the six months ended September 30, 2018; a 36 basis points increase from 1.49% for the same period a year ago. Borrowing from the FHLB in today’s low interest rate environment can be a more cost-effective means to obtain funds if deposits are not growing compared to selling investment securities that are earning a higher yield.

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

	Six Months Ended September 30,
	(dollars in thousands)
	2018			2017
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Cash and cash equivalents	$30,644	$224	1.46%	$17,811	$81	0.91
Investment securities (1)	20,134	306	3.04%	24,298	306	2.52
Mortgage-backed securities	56,465	540	1.91%	76,496	653	1.71
Loans receivable, net (2)	377,221	8,812	4.67%	345,455	7,787	4.51
Total interest-earning assets	484,464	9,882	4.08%	464,060	8,827	3.80
Noninterest-earning assets	34,586			48,919
Total assets	$519,050			$512,979

Interest-bearing liabilities:
Statement savings	$40,849	$25	0.12%	$44,117	$27	0.12
Checking accounts	30,226	5	0.03%	26,450	5	0.04
Money market	60,640	201	0.66%	64,082	169	0.53
Certificates of deposit	239,914	1,564	1.30%	241,804	1,129	0.93
Total interest-bearing deposits	371,629	1,795	0.97%	376,453	1,330	0.71
Borrowings	57,422	531	1.85%	39,211	293	1.49
Total interest-bearing liabilities	429,051	2,326	1.08%	415,664	1,623	0.78

Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	28,962			29,524
Other noninterest-bearing liabilities	5,596			6,891
Total liabilities	463,609			452,079
Total shareholders’ equity	55,441			60,900
Total liabilities and shareholders’ equity	$519,050			$512,979

Net interest income		$7,556			$7,204
Net interest rate spread (3)			3.00%			3.02
Net interest-earning assets (4)	$55,413			$48,396
Net interest margin (5)			3.12%			3.10
Average interest-earning assets to average interest-bearing liabilities	112.92%			111.64%

__________________________________________________________

(1)	Includes U.S agency and treasury securities, municipal and corporate bonds and to a much lesser extent, Federal Home Loan Bank equity securities.
(2)	Loans on non-accrual status are included in average loans carrying a zero yield.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing libilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was $302,000 charged to the provision for loan losses for the six months ended September 30, 2018 compared to a provision for loan loss of $280,000 for the six months ended September 30, 2017. In the first half of fiscal 2019, the $302,000 provision for loan loss recorded is primarily attributable to $93,000 in net charge-offs experienced over this period and roughly $294,000 in additional reserves associated with the revaluation of our environmental factors (see Note 1 of the Financial Statements under Summary of Significant Accounting Policies for further discussion), partially offset by a decline in loan balances; compared to the provision for the prior year comparable period, which was related to growth within the loan portfolio, as reflected in the table below.

The allowance for loan losses was $3.0 million, or 49.8% of non-performing loans at September 30, 2018 compared to $2.5 million, or 41.9% of non-performing loans at September 30, 2017. The increase in the percentage is a result of the decrease in loans over this period, partially offset by a $200,000 increase in nonperforming loans. The $6.1 million in non-performing loans at September 30, 2018 primarily consisted of two commercial real estate relationships totaling $4.3 million. The first relationship has a recorded value of $3.1 million and was placed on nonaccrual in June 2018, while the second relationship has a book value of $1.2 million and has had $1.9 million in charge-offs over the past two years. Both relationships have been recorded at their net realizable fair value based upon recent appraisals. No additional charge-offs are anticipated with these relationships at this time; however, changes in property values and other circumstances may result in additional charge-offs at a later date.

During the six months ended September 30, 2018, loan charge-offs totaled $130,000 with recoveries of $37,000, compared to $25,000 in charge-offs and $21,000 in recoveries during the six months ended September 30, 2017. During fiscal year 2019, we expect that we will continue our emphasis in growing commercial real estate and commercial business loans, which have higher interest rates than one-to four-family mortgage loans, thus are generally considered to bear higher risk than one-to four-family mortgage loans and could contribute to higher loan loss provisions going forward.

Summary of Allowance for Loan Losses Activity. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Six Months Ended
	September 30,
	2018	2017
	(dollars in thousands)

Allowance for loan losses at beginning of period	$2,822	$2,195
Charge-offs:
Real estate loans:
Residential	14	9
Investor	8	15
Commercial	31	-
Construction	-	-
Commercial business	75	-
Home equity	-	-
Consumer	2	1
Total charge-offs	130	25
Recoveries	37	21
Net charge-offs	93	4
Provision for loan losses	302	280
Allowance for loan losses at end of period	$3,031	$2,471

Allowance for loan losses to non-performing loans	49.83%	41.92%
Allowance for loan losses to total loans outstanding at the end of the period	0.81%	0.67%
Net charge-offs to average loans outstanding during the period (annualized)	0.05%	0.00%

Noninterest Revenue. Noninterest revenue increased $26,000, or 4.6%, to $587,000 for the six months ended September 30, 2018, compared to $561,000 for the six months ended September 30, 2017. The following table outlines the changes in noninterest revenue for the six-month periods.

	Six months ended
	September 30,
	2018	2017	$ Change	% Change
Service charges	$241,549	$238,050	$3,499	1.5
Gain on sale of investment securities	-	10,381	(10,381)	(100.0)
Gain on sale of loans held for sale	25,873	-	25,873	N/A
Earnings on bank-owned life insurance	228,651	246,393	(17,742)	(7.2)
Other fees and commissions	90,917	66,112	24,805	37.5

Total noninterest revenue	$586,990	$560,936	$26,054	4.6

Service charges associated with retail and commercial deposit products increased slightly during the six months ended September 30, 2018 compared to the same period a year ago. Management remains focused on growing core deposits, particularly checking accounts, which typically generate more service fee income. The average balance relating to overall checking accounts for the six months ended September 30, 2018 was $59.2 million compared to an average balance of $56.0 million at September 30, 2017, an increase of 5.7%, or $3.2 million. We continue to review and evaluate our fee structure to be more aligned with our market. Customers, however, have become more cost conscious of fees and better manage their deposit relationship with the Bank.

During the six months ended September 30, 2018, the Company was able to enhance noninterest revenue by $26,000 relating to gains on loans sold to the secondary market. In the last quarter of fiscal 2017 and into fiscal 2018, the Company purposely held in portfolio the majority of our residential loan originations to partially offset the increased run-off associated with this loan segment. Beginning in fiscal 2019, however, we again started to sell qualified residential loan originations into the secondary market as a means to generate noninterest revenue and diversify our income stream. In the prior year six-month period we also realized gains on the sale of investment securities of $10,000 compared to none for the six months ended September 30, 2018.

In addition to these gains, the Company also experienced a $24,000 increase in other noninterest revenue that includes the collection of certain loan fees, merchant card services and other miscellaneous items. Loan fees and merchant card services each increased $3,000 period-over-period. Meanwhile, earnings on BOLI declined $18,000 due to a reduction in the cash surrender value of the Company’s outstanding BOLI related to the pay-out of death benefits in the fourth quarter of fiscal 2018.

Noninterest Expense. Noninterest expense decreased $73,000 to $6.3 million for the six months ended September 30, 2018 compared to $6.4 million the same period a year ago. The following table outlines the changes within noninterest expense for those periods.

	Six months ended
	September 30,
	2018	2017	$ Change	% Change
Salaries and benefits	$3,741,180	$3,711,999	$29,181	0.8
Occupancy	515,014	500,253	14,761	3.0
Advertising	31,982	41,198	(9,216)	(22.4)
Furniture and equipment	169,271	169,738	(467)	(0.3)
Data processing	401,541	346,356	55,185	15.9
Legal services	123,962	220,994	(97,032)	(43.9)
Other professional services	201,535	392,820	(191,285)	(48.7)
Deposit insurance premiums	213,930	130,890	83,040	63.4
Foreclosed real estate expense and losses	9,302	1,299	8,003	616.1
Other operating	889,207	854,366	34,841	4.1

Total noninterest expense	$6,296,924	$6,369,913	$(72,989)	(1.1)

Overall our operating expenses have remained relatively unchanged, despite decreased operating expenses in certain areas related to prior year expenses that were incurred, offset by increases in others due to operating as a larger financial institution. We have been able to manage a growing loan portfolio from an operational cost basis and continue to increase our interest revenue. This is reflected in the improvement of the Company’s efficiency ratio which has improved from 82.0% for the six months ended September 30, 2017 to 77.3% for the six months ended September 30, 2018. Management remains committed to reducing operational expenses and achieving higher efficiencies.

Salaries and benefit expense remains our highest operational cost and increased by $29,000, or less than 1.0%, quarter-over-quarter. This modest increase is due to annual evaluations and respective salary increases and bonus accruals, partially offset by unfilled positions. Included in salaries and benefits for the six months ended September 30, 2018 and 2017, is $182,000 and $161,000 in expense, respectively, relating to prior equity awards granted to officers under the Company’s Equity Incentive Plan. The equity awards provide for management to have a vested interest in the performance of the company and share in the benefit of an increase in shareholder value. Similarly, other operating expenses for the same periods include $70,000 in each of the comparable periods associated with equity awards granted to Directors.

The Company realized an increase in operating expenses relating to data processing and deposit insurance premiums for the six-month periods ended September 30, 2018 and 2017. Data processing costs increased $55,000 for the comparable quarters due to annual cost increases, along with the introduction of new technology that has made banking easier for our customers, including products such as mobile banking and our on-line consumer loan application. FDIC insurance premiums have also increased $83,000 to $214,000 for the six months ended September 30, 2018 compared to $131,000 for the six months ended September 30, 2017. This increase is attributable to the Company’s lower capital position that resulted from the establishment of a valuation allowance on our deferred tax asset at the end of March 2018. A financial institution’s FDIC insurance base is determined based upon an institutions average consolidated assets less tangible equity.

Offsetting the increases in noninterest expenses has been a $97,000 reduction in legal expenses and an $191,000 reduction in other professional services. Legal expense has declined because of higher costs incurred in the prior year associated with our charter conversion and consultation with counsel to advise on agreements associated with loan purchases and certain problem loans. Other professional services declined because of costs incurred in the prior year associated with payments under non-compete agreements that were a part of the Fraternity acquisition in May 2016. The terms and the payments under the non-compete agreements were fully satisfied in April 2018. In addition, in the second quarter of the prior year the Company began to utilize the services of a financial consultant to assist the Bank in areas to generate more revenue. Those consulting services were utilized through March 2018.

Income Tax Expense. For the six months ended September 30, 2018, the Company did not report any income tax expense on pre-tax income of $1.5 million compared to tax expense of $312,000 for the six months ended September 30, 2017 after pre-tax income of $1.1 million. There was no tax expense during the first half of fiscal 2019 due to the release of a portion of the valuation allowance on our net deferred tax assets established in the prior fiscal year. In accordance with Accounting Standards Codification (ASC) 740, Accounting for Income Taxes, at September 30, 2018, the Company has assessed whether the deferred tax assets are more likely than not to be realized based on an evaluative process that considers all available positive and negative evidence. As part of this evaluative process, management considered the following sources of taxable income: 1.) taxable income in prior carryback years; 2.) the future reversals of taxable temporary differences; 3.) tax planning strategies; and 4.) future taxable income exclusive of reversing temporary differences and carryforwards. In making a conclusion, management evaluated all the available positive and negative evidence impacting these sources of taxable income. The first three options are more quantifiable and verifiable; however, management has concluded they are not viable sources of taxable income. As such, the positive evidence that has been most heavily relied upon, but the most subjective, is future taxable income exclusive of reversing temporary differences and carryforwards. Based upon the Company being in a three-year cumulative loss position, which creates negative evidence, and because this evidence is considered significant, management has concluded that there is more negative evidence than positive evidence and therefore, it is more likely than not that the Company will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the net deferred tax assets.

If, in the future, the Company generates taxable income on a sustained basis sufficient to support the deferred tax assets, the need for a deferred tax valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation at that time. The establishment of a valuation allowance on our deferred tax assets for financial reporting purposes does not affect how the net operating loss carryforwards may be utilized on our subsequent income tax returns. The valuation allowance on the Company’s net deferred tax assets decreased $361,000 to $5.4 million at September 30, 2018, from $5.8 million at March 30, 2018 due to book income of $1.5 million and adjustments for permanent and temporary book-tax differences. Income tax expense for the periods reported is based upon year-to-date results and is not reflective of annual earnings.

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

We also have the ability to borrow from the FHLB to meet our funding and liquidity needs. At September 30, 2018, we had $53.6 million in borrowings from the FHLB and the capacity to borrow approximately $76.7 million more, subject to our pledging sufficient assets.

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

Our most liquid assets are cash and cash equivalents and interest-earning deposits. The level of these assets depends on our operating, financing, lending, and investing activities during any given period. At September 30, 2018, cash and cash equivalents totaled $22.0 million and securities classified as available-for-sale amounted to $68.9 million.

Total deposits decreased $16.7 million over the six months ended September 30, 2018, while total deposits decreased $18.7 million over the same period a year ago. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. In the first half of fiscal 2018, we continued our focus in growing our lower costing core deposits (considered to be all deposits other than certificates of deposit) to assist in funding organic loan growth. As interest rates have risen over the past year, the market competition for deposits, in particular time deposits and money market accounts, has become more competitive with respect to pricing. We have strategically decided not to price at the top of the market, unless through a promotional deposit product, or match competitor pricing in certain circumstances as a means to manage interest expense. Certificates of deposit due allow us to lock in those funds for an extended period of time based upon current interest rates. At September 30, 2018, certificates of deposit scheduled to mature within one year totaled $126.2 million, or 53.8% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods due to the current low interest rate environment and local competitive pressures. Whether we retain these deposits will be determined in part by the interest rates we are willing to pay on such deposits. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit due on or before September 30, 2019.

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. At September 30, 2018, we had $49.3 million in commitments to extend credit outstanding.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained. However, our retention experience could be impacted by the merger with Orrstown and our depositor’s decision to place their funds elsewhere (see Part II – Other Information; Item 1A. Risk Factors for further discussion).

At September 30, 2018, we exceeded all of the applicable regulatory capital requirements for the Bank (See capital tables in Note 10 of the Notes to Consolidated Financial Statements). Our regulatory risk weighted capital ratios increased during the first half of fiscal 2019 as a result of an increase in our capital levels due to the net income recorded for the quarter.

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

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018, filed with the Securities and Exchange Commission on June 29, 2018. As of September 30, 2018, additional risk factors of the Company related to the Merger with Orrstown are noted below:

The termination fee and the restrictions on third party proposals set forth in the Merger Agreement may discourage others from trying to acquire us.

Until the completion of the Merger, with some exceptions, we are prohibited from soliciting, initiating, encouraging or participating in any discussion of any inquiries or proposals that may lead to an acquisition proposal, such as a merger or other business combination transaction, with any person other than Orrstown. In addition, we have agreed to pay to Orrstown in certain circumstances, including if we terminate the Merger Agreement to enter into a transaction with another party, a termination fee equal to $ 2,212,500. These provisions could discourage other companies from trying to acquire us even though those other companies might be willing to offer greater value to our stockholders than Orrstown has offered in the Merger. Similarly, such a competing company might propose a price lower than it might otherwise have been willing to offer because of the potential added expense of the termination fee that may become payable to Orrstown in certain circumstances under the Merger Agreement.

If the Merger is not completed, we will have incurred significant expenses without realizing the expected  benefits of the Merger and could be subject to additional risks.

Prior to completion of the Merger, we will incur or have incurred substantial expenses in connection with the completion of the transactions contemplated by the Merger Agreement. If the Merger is not completed, we would have to recognize these expenses without receiving the Merger consideration. In addition, if the Merger is not completed, we may experience negative reactions from the financial markets and from our customers and employees. The market price of our common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Merger will be consummated. We also could be subject to litigation related to any failure to complete the Merger or to proceedings commenced by Orrstown against us seeking damages or to compel us to perform our obligations under the Merger Agreement. These factors and similar risks could have an adverse effect on the results of operations, business and stock prices of the Company.

We will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees, customers, suppliers and vendors may have an adverse effect on our business, financial condition and results of operations. These uncertainties may impair our ability to retain and motivate key personnel pending the consummation of the Merger, as such, personnel may experience uncertainty about their future roles following the consummation of the Merger. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Orrstown our business could be harmed. Additionally, these uncertainties could cause customers (including depositors and borrowers), suppliers, vendors and others who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us. In addition, competitors may target our existing customers by highlighting potential uncertainties and integration difficulties that may result from the Merger.

The pursuit of the Merger and the preparation for the integration may place a burden on our management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on our business, financial condition and results of operations.

In addition, in the Merger Agreement we have agreed to operate our business in the ordinary course prior to closing and are restricted from taking certain actions without Orrstown’s consent while the Merger is pending. These restrictions may, among other matters, prevent us from pursuing otherwise attractive business opportunities, selling assets, incurring indebtedness, engaging in significant capital expenditures in excess of certain limits set forth in the Merger Agreement, entering into other transactions or making other changes to our business prior to consummation of the Merger or termination of the Merger Agreement. These restrictions could have a material adverse effect on our business, financial condition and results of operations.

Our stockholders will not be entitled to dissenters’ or appraisal rights in the Merger.

Dissenters’ or appraisal rights are statutory rights that, if applicable under law, enable stockholders to dissent from an extraordinary transaction, such as a Merger, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to stockholders in connection with the extraordinary transaction. Under Maryland law, holders of our common stock do not have the right to dissent from the Merger Agreement and seek an appraisal in connection with the Merger.

Litigation may be filed against the board of directors of the Company and/or Orrstown that could prevent or delay the completion of the Merger or result in the payment of damages following completion of the Merger.

In connection with the Merger, it is possible that our stockholders may file putative class action lawsuits against the boards of directors of the Company and/or Orrstown. Among other remedies, these stockholders could seek to enjoin the Merger. The outcome of any such litigation would be uncertain. If a dismissal is not granted or a settlement is not reached, such potential lawsuits could prevent or delay completion of the Merger and result in substantial costs to Orrstown and the Company, including any costs associated with indemnification obligations of the Company and/or Orrstown.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 2.1

Agreement and Plan of Merger dated as of October 23, 2018 by and between Orrstown Financial Services, Inc. (“Orrstown”) and Hamilton Bancorp, Inc. (incorporated by reference to Exhibit 2.1 of Orrstown’s Current Report on form 8-K (File No. 001-34292) filed with the SEC on October 24, 2018).*

Insert 10.1	Form of Voting Agreement (incorporated by reference to Exhibit 10.1 to Orrstown’s Current Report on Form 8-K (File No. 001-34292) filed with the SEC on October 24, 2018).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of September 30, 2018 (unaudited) and March 31, 2018; (ii) the Consolidated Statements of Operations for the three and six months ended September 30, 2018 and 2017 (unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2018 and 2017 (unaudited); (iv) the Consolidated Statements of Equity for the six months ended September 30, 2018 and 2017 (unaudited); (v) the Consolidated Statement of Cash Flows for the six months ended September 30, 2018 and 2017 (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

____________________

* Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAMILTON BANCORP, INC.

Date: November 14, 2018	/s/ Robert A. DeAlmeida
Robert A. DeAlmeida
President and Chief Executive Officer

Date: November 14, 2018	/s/ John P. Marzullo
John P. Marzullo
Senior Vice President, Chief Financial Officer and Treasurer