Form 10-Q
period 2018-12-31
Hamilton Bancorp, Inc.
filed 2019-02-13
CIK 1551739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [  X  ]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES [ X ]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

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

YES [   ]     NO [X]

The Registrant’s common stock, par value $0.01 per share, consisted of 3,416,414 shares issued and outstanding as of February 13, 2019.

Hamilton Bancorp, Inc. and Subsidiary

Form 10-Q

Part I. – Financial Information

Item 1. Financial Statements

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

December 31, 2018 and March 31, 2018

	December 31,	March 31,
	2018	2018
	(Unaudited)	(Audited)
Assets
Assets
Cash and due from banks	$15,175,250	$15,488,396
Federal funds sold	11,372,590	7,880,019
Cash and cash equivalents	26,547,840	23,368,415
Certificates of deposit held as investment	499,121	499,189
Securities available for sale, at fair value	65,577,855	75,404,136
Federal Home Loan Bank stock, at cost	2,676,200	3,122,400
Loans	369,456,616	390,420,885
Allowance for loan losses	(3,031,106)	(2,821,903)
Net loans and leases	366,425,510	387,598,982
Premises and equipment, net	3,759,246	3,945,825
Foreclosed real estate	457,778	457,778
Accrued interest receivable	1,448,581	1,468,382
Bank-owned life insurance	17,799,920	17,455,850
Income taxes refundable	40,000	40,000
Goodwill and other intangible assets	9,082,215	9,176,764
Other assets	1,940,161	2,995,741
Total Assets	$496,254,427	$525,533,462

Liabilities and Shareholders' Equity
Liabilities
Noninterest-bearing deposits	$27,545,786	$29,557,943
Interest-bearing deposits	356,625,156	375,585,032
Total deposits	384,170,942	405,142,975
Borrowings	51,050,000	60,672,140
Advances by borrowers for taxes and insurance	1,059,677	1,962,665
Other liabilities	3,483,868	3,679,550
Total liabilities	439,764,487	471,457,330

Commitments and contingencies	-	-

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized. Issued and outstanding: 3,416,414 shares at December 31, 2018 and 3,407,613 shares at March 31, 2018	34,164	34,076
Additional paid in capital	32,548,023	32,113,534
Retained earnings	27,339,778	25,920,490
Unearned ESOP shares	(1,925,560)	(2,073,680)
Accumulated other comprehensive loss	(1,506,465)	(1,918,288)
Total shareholders' equity	56,489,940	54,076,132
Total Liabilities and Shareholders' Equity	$496,254,427	$525,533,462

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

Three and Nine Months Ended December 31, 2018 and 2017

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Interest revenue
Loans, including fees	$4,259,628	$4,104,127	$13,071,517	$11,890,765
U.S. treasuries, government agencies and FHLB stock	48,499	37,836	165,402	117,034
Municipal and corporate bonds	94,773	102,847	283,838	329,386
Mortgage-backed securities	271,072	297,851	811,475	951,330
Federal funds sold and other bank deposits	113,357	18,998	337,608	100,145
Total interest revenue	4,787,329	4,561,659	14,669,840	13,388,660

Interest expense
Deposits	1,020,221	714,350	2,815,303	2,044,413
Borrowed funds	328,819	209,926	859,847	502,830
Total interest expense	1,349,040	924,276	3,675,150	2,547,243

Net interest income	3,438,289	3,637,383	10,994,690	10,841,417
Provision for loan losses	80,000	345,000	382,496	625,000
Net interest income after provision for loan losses	3,358,289	3,292,383	10,612,194	10,216,417

Noninterest revenue
Service charges	123,885	109,151	365,434	347,201
Loss on sale of investment securities	-	(12,736)	-	(2,356)
Gain on sale of loans held for sale	8,609	-	34,482	-
Gain on sale of property and equipment	-	212,743	-	212,743
Earnings on bank-owned life insurance	115,419	123,597	344,070	369,991
Other	33,260	29,860	124,177	95,972
Total noninterest revenue	281,173	462,615	868,163	1,023,551

Noninterest expenses
Salaries	1,675,976	1,445,336	4,671,013	4,415,848
Employee benefits	351,670	373,699	1,097,813	1,115,185
Occupancy	253,488	259,595	768,502	759,848
Advertising	21,524	22,487	53,506	63,685
Furniture and equipment	103,400	92,894	272,671	262,632
Data processing	202,915	176,114	604,456	522,469
Legal services	70,115	153,615	138,314	374,610
Other professional services	96,510	218,879	298,045	611,699
Merger related expenses	502,835	-	558,598	-
Deposit insurance premiums	56,760	91,470	270,690	222,359
Foreclosed real estate expense and losses	4,447	43,706	13,749	45,005
Other operating	424,505	452,423	1,313,712	1,306,791
Total noninterest expense	3,764,145	3,330,218	10,061,069	9,700,131

Income before income taxes	(124,683)	424,780	1,419,288	1,539,837
Income tax expense	-	2,351,970	-	2,663,897
Net (loss) income	$(124,683)	$(1,927,190)	$1,419,288	$(1,124,060)

Net (loss) income per common share:
Basic	$(0.04)	$(0.60)	$0.44	$(0.35)
Diluted	$(0.04)	$(0.60)	$0.44	$(0.35)

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

Three and Nine Months Ended December 31, 2018 and 2017

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

Net (loss) income	$(124,683)	$(1,927,190)	$1,419,288	$(1,124,060)
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale	1,110,739	(393,475)	505,094	243,772
Reclassification adjustment for realized loss on investment securities available for sale included in net income	-	12,736	-	2,356
Total unrealized gain (loss) on investment securities available for sale	1,110,739	(380,739)	505,094	246,128
Unrealized (loss) gain on derivative transactions	(287,116)	122,388	(93,271)	22,784
Income tax (benefit) expense relating to investment securities available for sale and derivative transactions	-	(101,906)	-	73,083
Other comprehensive income (loss)	823,623	(156,445)	411,823	195,829

Total comprehensive income (loss)	$698,940	$(2,083,635)	$1,831,111	$(928,231)

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Nine Months Ended December 31, 2018 and 2017

					Accumulated
		Additional		Unearned	other	Total
	Common	paid-in	Retained	ESOP	comprehensive	shareholders'
	stock	capital	earnings	shares	loss	equity

Balances at April 1, 2017	$34,111	$31,656,235	$31,730,673	$(2,221,800)	$(1,407,989)	$59,791,230
Net income	-	-	(1,124,060)	-	-	(1,124,060)
Unrealized gain on available for sale securities, net of tax effect of $ 97,085	-	-	-	-	149,043	149,043
Unrealized gain on derivative transactions securities, net of tax effect of $(24,002)	-	-	-	-	46,786	46,786
Stock based compensation - options	-	172,177	-	-	-	172,177
Restricted stock - compensation and activity	-	173,457	.	.	.	173,457
ESOP shares allocated for release	-	48,434	-	148,120	-	196,554

Balances at December 31, 2017	$34,111	$32,050,303	$30,606,613	$(2,073,680)	$(1,212,160)	$59,405,187

Balances at April 1, 2018	$34,076	$32,113,534	$25,920,490	$(2,073,680)	$(1,918,288)	$54,076,132
Net income	-	-	1,419,288	-	-	1,419,288
Unrealized gain on available for sale securities, net of tax effect of $ -0-	-	-	-	-	505,094	505,094
Unrealized loss on derivative transactions, net of tax effect of $ -0-	-	-	-	-	(93,271)	(93,271)
Stock based compensation - options	-	184,542	-	-	-	184,542
Restricted stock - compensation and activity	88	192,180	-	-	-	192,268
ESOP shares allocated for release	-	57,767	-	148,120	-	205,887

Balances at December 31, 2018	$34,164	$32,548,023	$27,339,778	$(1,925,560)	$(1,506,465)	$56,489,940

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended December 31, 2018 and 2017

	Nine Months Ended
	December 31,
	2018	2017

Cash flows from operating activities
Interest received	$15,083,585	$13,864,923
Fees and commissions received	493,843	444,472
Interest paid	(4,033,791)	(3,236,631)
Cash paid to suppliers and employees	(8,247,761)	(8,418,190)
Origination of loans held for sale	(1,733,400)	-
Proceeds from sale of loans held for sale	1,767,882	-
Income taxes payable (refundable)	-	31,549
Net cash provided by operating activities	3,330,358	2,686,123

Cash flows from investing activities
Proceeds from maturing and called securities available for sale, including principal pay downs	11,891,251	12,219,990
Proceeds from sale of investment securities available for sale	-	11,608,699
Purchase of investment securities available for sale	(1,985,000)	(1,208,990)
Purchase (redemption) of Federal Home Loan Bank stock	446,200	(1,083,700)
Loans made, net of principal repayments	20,672,174	778,762
Purchase of loan portfolios	-	(51,049,819)
Purchase of premises and equipment	(63,665)	(443,450)
Proceeds from sale of premises and equipment	-	769,914
Proceeds from sale of foreclosed real estate	145,820	35,896
Net cash provided (used) by investing activities	31,106,780	(28,372,698)

Cash flows from financing activities
Net decrease in:
Deposits	(20,761,542)	(19,836,138)
Advances by borrowers for taxes and insurance	(902,988)	(760,104)
Proceeds from borrowings	24,000,000	40,000,000
Payments of borrowings	(33,500,000)	(13,007,050)
Interest rate swap on FHLB borrowings	(93,271)	22,784
Issuance of restricted stock	88	-
Net cash (used) provided by financing activities	(31,257,713)	6,419,492

Net increase (decrease) in cash and cash equivalents	3,179,425	(19,267,083)

Cash and cash equivalents at beginning of period	23,368,415	29,353,921

Cash and cash equivalents at end of period	$26,547,840	$10,086,838

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(Continued)

	Nine Months Ended
	December 31,
	2018	2017

Reconciliation of net income (loss) to net cash provided by operating activities
Net income (loss)	$1,419,288	$(1,124,060)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization of premiums on certificates of deposit	68	68
Amortization of premiums on securities	425,126	668,133
Loss on sale of investment securities	-	2,356
Loss on sale of foreclosed real estate	4,232	1,299
Gain on loans held for sale	(34,482)	-
Loan discount accretion	3,440	46,841
Deposit premium amortization	(210,491)	(328,646)
Borrowing premium amortization	(122,140)	(352,463)
Core deposit intangible asset amortization	94,548	94,548
Premises and equipment depreciation and amortization	250,243	243,348
Gain on sale of premises and equipment	-	(212,743)
Stock based compensation	376,722	345,634
Provision for loan losses	382,496	625,000
ESOP shares allocated for release	205,887	196,555
Decrease (increase) in:
Accrued interest receivable	19,801	(203,068)
Loans held for sale	34,482	-
Cash surrender value of life insurance	(344,070)	(369,991)
Income taxes refundable and deferred income taxes	-	2,695,446
Other assets	1,055,583	301,007
Increase (decrease) in:
Accrued interest payable	(26,010)	(8,279)
Deferred loan origination fees	(34,690)	(35,711)
Other liabilities	(169,675)	100,849
Net cash provided by operating activities	$3,330,358	$2,686,123

Noncash investing activity
Real estate acquired through foreclosure	$145,820	$17,305

The accompanying notes are an integral part of these consolidated financial statements.

HAMILTON BANCORP, INC AND SUBSIDIARY

Form 10-Q

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2018

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

On December 21, 2017, the Bank converted its charter from a federal savings bank to a Maryland state-chartered commercial bank and now operates under the laws of the State of Maryland and applicable Federal law. In conjunction with the Bank’s charter conversion, Hamilton Bancorp converted from a savings and loan holding company to a bank holding company. The charter conversion was part of the Bank’s strategic plan to allow it to continue to focus on growth opportunities in commercial, consumer and mortgage lending as well as small business and retail banking. The Maryland Office of the Commissioner of Financial Regulation serves as the Bank's primary regulator with federal oversight provided by the Federal Deposit Insurance Corporation.  Hamilton Bancorp will continue to be regulated by the Federal Reserve Board.

On October 23, 2018, the Company and Orrstown Financial Services, Inc. (“Orrstown”), the parent company of Orrstown Bank located in Shippensburg, Pennsylvania, signed a definitive agreement and plan of merger under which the Company will merge with and into Orrstown, with Orrstown as the surviving company. Immediately thereafter, Hamilton Bank will merge with and into Orrstown Bank, with Orrstown Bank as the surviving institution. At the effective time of the merger, each share of Hamilton Bancorp’s common stock will be converted into the right to receive (1) $4.10 in cash, subject to adjustment downward as set forth in the Merger Agreement and (2) 0.54 shares of Orrstown common stock. The Merger Agreement provides each party with specified termination rights. If the Merger is not consummated under specified circumstances, Hamilton Bancorp has agreed to pay Orrstown a termination fee of $2.2 million. The transaction is expected to close in the second quarter of calendar 2019.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with instructions for Form 10–Q and Regulation S–X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the preceding unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. We derived the balances as of March 31, 2018 from audited financial statements. Operating results for the three and nine months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019, or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018.

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

Investment Securities. Management determines the appropriate classification of investment securities at the time of purchase. Securities that may be sold before maturity are classified as available for sale and carried at fair value. Investment securities that management has the intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. All investment securities held by Hamilton at December 31, 2018 and March 31, 2018 were classified as available for sale.

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

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

ASU No. 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Liabilities. This ASU requires equity investments to be measured at fair value with changes in fair value recognized in net income, excluding equity investments that are consolidated or accounted for under the equity method of accounting. The amendment allows equity investments without readily determinable fair values to be measured at cost minus impairment, with a qualitative assessment required to identify impairment. The amendment also requires public companies to use exit prices to measure the fair value of financial instruments purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statement; it eliminates the disclosure requirements related to measurement assumptions for the fair value of instruments measured at amortized cost. In addition, for liabilities measured at fair value under the fair value option, to present in other comprehensive income changes in fair value due to changes in instrument specific credit risk. The Company’s management engaged a third-party expert in the field of valuation and reporting to assist management and ensure adequate documentation of financial controls and analysis performed in its review of “exit pricing” of the fair values of loans, deposits, and other financial instruments. This ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted this ASU effective April 1, 2018. With the adoption of this ASU, equity securities can no longer be classified as available for sale, and as such marketable equity securities are disclosed as a separate line item on the Consolidated Statement of Financial Condition with changes in the fair value of equity securities reflected in net income. At December 31, 2018 the Company did not have any equity securities. During the first quarter of fiscal 2019, we began using an exit price notion when measuring the fair value of our loan portfolio, excluding loans held for sale, for disclosure purposes. The adoption of this ASU did not have a significant impact on our consolidated financial statements.

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

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Both the basic and diluted earnings per share for the three and nine months ended December 31, 2018 and 2017 are summarized below:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017

Net income	$(124,683)	$(1,927,190)	$1,419,288	$(1,124,060)
Weighted average common shares outstanding - basic	3,209,207	3,189,056	3,209,100	3,188,949
Weighted average common shares outstanding - diluted	3,209,207	3,189,056	3,209,895	3,188,949
Income per common share - basic and diluted	$(0.04)	$(0.60)	$0.44	$(0.35)

Anti-dilutive shares	184,060	118,525	183,265	118,525

Note 4:         Investment Securities Available for Sale

The amortized cost and fair value of securities at December 31, 2018 and March 31, 2018, are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2018	cost	gains	losses	value

U.S. government agencies	$744,186	$-	$16,850	$727,336
Municipal bonds	12,347,163	-	705,934	11,641,229
Corporate bonds	2,000,000	-	99,496	1,900,504
Mortgage-backed securities	52,844,355	11,438	1,547,007	51,308,786
	$67,935,704	$11,438	$2,369,287	$65,577,855

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
March 31, 2018	cost	gains	losses	value

U.S. government agencies	$2,753,346	$-	$34,697	$2,718,649
Municipal bonds	12,435,068	-	729,077	11,705,991
Corporate bonds	2,000,000	-	45,924	1,954,076
Mortgage-backed securities	61,078,665	12,993	2,066,238	59,025,420
	$78,267,079	$12,993	$2,875,936	$75,404,136

There were no sales of investment securities during the three and nine months ended December 31, 2018. Proceeds from the sale of investment securities were $7,364,939 and $11,608,699 during the three and nine months ended December 31, 2017, with gains of $33,747 and $57,099 and losses of $46,483 and $59,455, respectively.

As of December 31, 2018, and March 31, 2018, all mortgage-backed securities are backed by U.S. Government-Sponsored Enterprises (GSE’s), except one private label mortgage-backed security that was acquired in the Fraternity acquisition in May 2016 with a book value of $37,687 and fair value of $38,032 as of December 31, 2018.

As of December 31, 2018, and March 31, 2018, the Company had one security pledged to the Federal Reserve Bank with a book value of $744,186 at both dates and a fair value of $727,336 and $723,023, respectively.

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2018 and March 31, 2018 follow. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

	Available for Sale
	December 31, 2018		March 31, 2018
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value

Maturing
Within one year	$-	$-	$2,009,160	$1,995,625
Over one to five years	1,227,258	1,197,309	1,231,928	1,196,368
Over five to ten years	4,665,976	4,447,904	3,578,827	3,500,641
Over ten years	9,198,115	8,623,856	10,368,499	9,686,082
Mortgage-backed securities, in monthly installments	52,844,355	51,308,786	61,078,665	59,025,420
	$67,935,704	$65,577,855	$78,267,079	$75,404,136

The following table presents the Company's investments' gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position at December 31, 2018 and March 31, 2018.

	Less than 12 months		12 months or longer		Total
	Gross unrealized	Fair	Gross unrealized	Fair	Gross unrealized	Fair
December 31, 2018	losses	value	losses	value	losses	value

U.S. government agencies	$-	$-	$16,850	$727,336	$16,850	$727,336
Municipal bonds	-	-	705,934	11,641,229	705,934	11,641,229
Corporate bonds	-	-	99,496	1,900,504	99,496	1,900,504
Mortgage-backed securities	56,462	1,801,231	1,490,545	46,787,724	1,547,007	48,588,955
	$56,462	$1,801,231	$2,312,825	$61,056,793	$2,369,287	$62,858,024

	Less than 12 months		12 months or longer		Total
	Gross unrealized	Fair	Gross unrealized	Fair	Gross unrealized	Fair
March 31, 2018	losses	value	losses	value	losses	value

U.S. government agencies	$21,163	$723,023	$13,534	$1,995,625	$34,697	$2,718,648
Municipal bonds	-	-	729,077	11,705,991	729,077	11,705,991
Corporate bonds	-	-	45,924	1,954,076	45,924	1,954,076
Mortgage-backed securities	383,987	15,880,948	1,682,251	40,684,836	2,066,238	56,565,784
	$405,150	$16,603,971	$2,470,786	$56,340,528	$2,875,936	$72,944,499

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

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

An impairment loss is recognized in earnings if any of the following are true: (1) the Company intends to sell the debt security; (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the Company does not expect to recover the entire amortized cost basis of the security. In situations where the Company intends to sell or when it is more likely than not that the Company will be required to sell the security, the entire impairment loss must be recognized in earnings. In all other situations, only the portion of the impairment loss representing the credit loss is recognized in earnings, with the remaining portion being recognized in shareholders’ equity as a component of other comprehensive income, net of deferred tax.

Note 5:         Loans Receivable and Allowance for Loan Losses

Loans receivable, excluding loans held for sale, consist of the following at December 31, 2018 and March 31, 2018:

	December 31, 2018				March 31, 2018
	Legacy (1)	Acquired	Total Loans	% of Total	Legacy (1)	Acquired	Total Loans	% of Total
Real estate loans:
One-to four-family:
Residential (2)	$83,117,881	$66,255,260	149,373,141	40%	$85,248,184	$72,749,066	$157,997,250	41%
Residential construction	3,430,203	-	3,430,203	1%	5,450,827	-	5,450,827	1%
Investor (3)	7,337,281	16,407,266	23,744,547	6%	9,275,031	17,460,809	26,735,840	7%
Commercial	105,755,786	9,289,784	115,045,570	31%	100,403,769	11,762,485	112,166,254	29%
Commercial construction	1,543,313	1,059,217	2,602,530	1%	5,763,784	1,352,019	7,115,803	2%
Total real estate loans	201,184,464	93,011,527	294,195,991	80%	206,141,595	103,324,379	309,465,974	80%
Commercial business (4)	35,276,493	1,706,509	36,983,002	10%	38,302,739	1,841,226	40,143,965	10%
Home equity loans	15,077,068	4,941,051	20,018,119	5%	13,956,327	6,039,462	19,995,789	5%
Consumer (5)	16,329,237	699,371	17,028,608	5%	18,849,448	766,063	19,615,511	5%
Total Loans	267,867,262	100,358,458	368,225,720	100%	277,250,109	111,971,130	389,221,239	100%
Net deferred loan origination fees and costs	(178,056)	-	(178,056)		(212,746)	-	(212,746)
Loan premium (discount)	1,708,908	(299,956)	1,408,952		1,922,428	(510,036)	1,412,392
	$269,398,114	$100,058,502	$369,456,616		$278,959,791	$111,461,094	$390,420,885

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine-month periods ended December 31, 2018 and 2017. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Three Months Ended December 31, 2018	Residential Real Estate	Investor Real Estate	Commercial Real Estate	Commercial Construction	Commercial Business	Home Equity	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$665,676	$314,571	$1,312,441	$12,390	$532,611	$72,831	$98,676	$21,733	$3,030,929
Charge-offs	-	(32,909)	-	-	(133,729)	-	-	-	(166,638)
Recoveries	41,059	33,609	-	-	10,880	-	1,267	-	86,815
Provision for credit losses	(24,321)	(36,632)	(31,557)	(4,090)	160,895	1,555	(4,214)	18,364	80,000
Ending balance	$682,414	$278,639	$1,280,884	$8,300	$570,657	$74,386	$95,729	$40,097	$3,031,106

Nine Months Ended December 31, 2018	Residential Real Estate	Investor Real Estate	Commercial Real Estate	Commercial Construction	Commercial Business	Home Equity	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$608,723	$51,690	$1,253,383	$33,430	$673,982	$69,459	$131,236	$-	$2,821,903
Charge-offs	(13,769)	(41,022)	(31,320)	-	(208,729)	-	(2,465)	-	(297,305)
Recoveries	43,301	33,675	31,320	-	10,880	-	4,836	-	124,012
Provision for credit losses	44,159	234,296	27,501	(25,130)	94,524	4,927	(37,878)	40,097	382,496
Ending balance	$682,414	$278,639	$1,280,884	$8,300	$570,657	$74,386	$95,729	$40,097	$3,031,106

Allowance allocated to:
Legacy Loans:
Individually evaluated for impairment	$253,811	$-	$-	$-	$-	$-	$-	$-	$253,811
Collectively evaluated for impairment	276,937	50,593	1,241,051	7,254	566,217	59,952	95,516	40,097	2,337,617

Acquired Loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	151,666	228,046	39,833	1,046	4,440	14,434	213	-	439,678

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Three Months Ended December 31, 2017	Residential Real Estate	Investor Real Estate	Commercial Real Estate	Commercial Construction	Commercial Business	Home Equity	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$528,288	$52,255	$1,360,433	$12,074	$327,130	$62,570	$128,241	$-	$2,470,991
Charge-offs	-	(111,360)	(100,236)	-	-	-	-	-	(211,596)
Recoveries	3,937	-	-	-	171	-	1,034	-	5,142
Provision for credit losses	35,875	103,790	148,707	11,100	45,987	619	(1,078)	-	345,000
Ending balance	$568,100	$44,685	$1,408,904	$23,174	$373,288	$63,189	$128,197	$-	$2,609,537

Nine Months Ended December 31, 2017	Residential Real Estate	Investor Real Estate	Commercial Real Estate	Commercial Construction	Commercial Business	Home Equity	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$553,539	$35,275	$1,375,894	$9,031	$149,461	$70,071	$1,544	$-	$2,194,815
Charge-offs	(8,907)	(126,482)	(100,236)	-	-	-	(486)	-	(236,111)
Recoveries	3,937	18,129	-	-	551	-	3,216	-	25,833
Provision for credit losses	19,531	117,763	133,246	14,143	223,276	(6,882)	123,923	-	625,000
Ending balance	$568,100	$44,685	$1,408,904	$23,174	$373,288	$63,189	$128,197	$-	$2,609,537

Allowance allocated to:
Legacy Loans:
Individually evaluated for impairment	$272,707	$-	$-	$-	$-	$-	$-	$-	$272,707
Collectively evaluated for impairment	295,393	44,685	1,408,904	23,174	373,288	63,189	128,197	-	2,336,830

Acquired Loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	-	-	-	-	-	-	-	-	-

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Our recorded investment in loans at December 31, 2018 and 2017 related to each balance in the allowance for probable loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

December 31, 2018	Residential Real Estate	Investor Real Estate	Commercial Real Estate	Commercial Construction	Commercial Business	Home Equity	Consumer	Total
Legacy Loans:
Individually evaluated for impairment	$1,773,176	$31,752	$4,139,177	$-	$743,160	$6,785	$91,662	$6,785,712
Collectively evaluated for impairment	84,774,908	7,305,529	101,616,609	1,543,313	34,533,333	15,070,283	16,237,575	261,081,550
Ending balance	$86,548,084	$7,337,281	$105,755,786	$1,543,313	$35,276,493	$15,077,068	$16,329,237	$267,867,262

Acquired Loans:
Individually evaluated for impairment	$440,242	$261,659	$-	$-	$-	$164	$55,492	$757,557
Collectively evaluated for impairment	65,815,018	16,145,606	9,289,784	1,059,217	1,706,509	4,940,887	643,880	99,600,901
Ending balance	$66,255,260	$16,407,265	$9,289,784	$1,059,217	$1,706,509	$4,941,051	$699,372	$100,358,458

December 31, 2017	Residential Real Estate	Investor Real Estate	Commercial Real Estate	Commercial Construction	Commercial Business	Home Equity	Consumer	Total
Legacy Loans:
Individually evaluated for impairment	$1,697,585	$121,514	$4,500,043	$-	$905,178	$21,579	$-	$7,245,899
Collectively evaluated for impairment	85,532,435	7,254,483	96,357,409	3,995,441	38,083,051	13,780,512	20,075,548	265,078,879
Ending balance	$87,230,020	$7,375,997	$100,857,452	$3,995,441	$38,988,229	$13,802,091	$20,075,548	$272,324,778

Acquired Loans:
Individually evaluated for impairment	$1,061,049	$579,172	$199,920	$-	$-	$-	$56,708	$1,896,849
Collectively evaluated for impairment	73,640,662	17,629,734	11,960,924	856,970	1,928,232	6,874,136	728,392	113,619,050
Ending balance	$74,701,711	$18,208,906	$12,160,844	$856,970	$1,928,232	$6,874,136	$785,100	$115,515,899

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Past due loans, segregated by age and class of loans, as of and for the nine months ended December 31, 2018 and as of and for the year ended March 31, 2018, were as follows:

	December 31, 2018			March 31, 2018
	Legacy	Acquired	Total	Legacy	Acquired	Total
Current	$262,125,497	$99,620,976	$361,746,473	$270,807,643	$109,972,473	$380,780,116
Accruing past due loans:
30-59 days past due:
Real estate loans:
Residential	71,020	18,488	89,508	63,618	689,364	752,982
Investor	-	29,357	29,357	-	-	-
Commercial	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-
Commercial business	120,418	-	120,418	135,502	-	135,502
Home equity loans	-	68	68	-	-	-
Consumer	23,357	25,753	49,110	148,876	-	148,876
Total 30-59 days past due	214,795	73,666	288,461	347,996	689,364	1,037,360

60-89 days past due:
Real estate loans:
Residential	72,377	121,223	193,600	70,291	-	70,291
Investor	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-
Commercial business	460,762	-	460,762	134,524	-	134,524
Home equity loans	-	-	-	-	-	-
Consumer	5,233	-	5,233	28,300	-	28,300
Total 60-89 days past due	538,372	121,223	659,595	233,115	-	233,115

90 or more days past due:
Real estate loans:
Residential	-	-	-	-	-	-
Investor	222,485	113,029	335,514	734,818	471,423	1,206,241
Commercial	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-
Home equity loans	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total 90 or more days past due	222,485	113,029	335,514	734,818	471,423	1,206,241
Total accruing past due loans	975,652	307,918	1,283,570	1,315,929	1,160,787	2,476,716

Non-accruing loans:
Real estate loans:
Residential	365,610	300,530	666,140	526,584	338,060	864,644
Investor	31,752	128,937	160,689	60,949	300,872	361,821
Commercial	4,139,177	-	4,139,177	4,356,264	198,938	4,555,202
Commercial construction	-	-	-	-	-	-
Commercial business	143,145	-	143,145	165,285	-	165,285
Home equity loans	-	97	97	12,605	-	12,605
Consumer	86,429	-	86,429	4,850	-	4,850
Non-accruing loans:	4,766,113	429,564	5,195,677	5,126,537	837,870	5,964,407
Total Loans	$267,867,262	$100,358,458	$368,225,720	$277,250,109	$111,971,130	$389,221,239

Nonaccrual interest not accrued:
Real estate loans:
Residential	$2,289	$7,237	$9,526	$8,250	$53,120	$61,370
Investor	2,066	6,490	8,556	8,513	15,604	24,117
Commercial	252,381	-	252,381	294,619	-	294,619
Commercial construction	-	-	-	-	-	-
Commercial business	8,796	-	8,796	12,891	-	12,891
Home equity loans	-	-	-	436	-	436
Consumer	1,459	-	1,459	385	-	385
Total nonaccrual interest not accrued	$266,991	$13,727	$280,718	$325,094	$68,724	$393,818

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Impaired loans as of and for the three and nine months ended December 31, 2018 and 2017, and the year ended March 31, 2018, was as follows:

	Impaired Loans at December 31, 2018			Three months ended December 31, 2018		Nine months ended December 31, 2018
	Unpaid
	Contractual			Average	Interest	Average	Interest
	Principal	Recorded	Related	Recorded	Income	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized	Investment	Recognized
Legacy:
With no related allowance recorded:
Real estate loans:
Residential	$706,098	$538,723	$-	$558,414	$3,719	$538,965	$7,666
Investor	-	-	-	-	-	-	-
Commercial	6,375,413	4,139,177	-	4,309,168	-	4,280,325	53,278
Commercial construction
Commercial business	1,369,695	743,160	-	863,260	25,781	925,694	70,558
Home equity loans	33,287	6,785	-	7,036	1,910	7,293	2,043
Consumer	91,745	91,662	-	92,474	2,542	92,822	2,542
With an allowance recorded:
Real estate loans:
Residential	$1,248,874	$1,234,453	$253,811	$1,237,197	$12,337	$1,246,235	$37,255
Investor	57,831	31,752	-	32,427	1,108	32,291	1,108
Commercial	-	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Home equity loans	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total legacy impaired	9,882,943	6,785,712	253,811	7,099,976	47,397	7,123,625	174,450

Acquired (1):
With no related allowance recorded:
Real estate loans:
Residential	456,272	440,242	-	439,495	5,457	425,256	7,179
Investor	405,538	261,659	-	263,562	4,722	246,751	13,859
Commercial
Commercial construction
Commercial business
Home equity loans	37,858	164	-	238	1,851	79	2,501
Consumer	88,545	55,492	-	56,249	1,401	57,957	3,949
With an allowance recorded:
Real estate loans:
Residential	-	-	-	-	-	-	-
Investor	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Home equity loans	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total acquired impaired	988,213	757,557	-	759,544	13,431	730,043	27,488
Total impaired	$10,871,156	$7,543,269	$253,811	$7,859,520	$60,828	$7,853,668	$201,938

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

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

	Impaired Loans at December 31, 2017			Three months ended December 31, 2017		Nine months ended December 31, 2017
	Unpaid
	Contractual			Average	Interest	Average	Interest
	Principal	Recorded	Related	Recorded	Income	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized	Investment	Recognized
Legacy:
With no related allowance recorded:
Real estate loans:
Residential	$513,736	$371,312	$-	$376,225	$280	$387,772	$1,451
Investor	127,420	121,514		122,576	-	123,362	3,772
Commercial	6,487,088	4,500,043	-	4,689,502	-	4,703,598	1,077
Commercial construction	-	-	-	-	-	-	-
Commercial business	1,303,000	905,178	-	937,594	24,038	894,330	75,926
Home equity loans	48,218	21,579	-	22,072	76	23,100	316
Consumer	-	-	-	-	-	-	-
With an allowance recorded:
Real estate loans:
Residential	1,354,169	1,326,273	272,707	1,330,015	13,248	1,341,584	39,333
Investor	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Home equity loans	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total legacy impaired	9,833,631	7,245,899	272,707	7,477,984	37,642	7,473,746	121,875

Acquired (1):
With no related allowance recorded:
Real estate loans:
Residential	1,211,254	1,061,049	-	1,063,445	4,247	1,077,738	26,087
Investor	687,849	579,172	-	663,538	2,893	697,174	34,582
Commercial	249,920	199,920	-	200,589	1,888	202,263	5,700
Commercial construction	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Home equity loans	42,583	-	-	-	-	-	600
Consumer	99,349	56,708	-	58,084	1,338	62,234	4,464
With an allowance recorded:
Real estate loans:
Residential	-	-	-	-	-	-	-
Investor	-	-	-	-	-	-	-
Commercial	-	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-	-
Commercial business	-	-	-	-	-	-	-
Home equity loans	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total acquired impaired	2,290,955	1,896,849	-	1,985,656	10,366	2,039,409	71,433
Total impaired	$12,124,586	$9,142,748	$272,707	$9,463,640	$48,008	$9,513,155	$193,308

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

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following table documents changes in the carrying amount of acquired impaired loans (Purchased Credit Impaired or “PCI”) for the nine months ended December 31, 2018 and 2017, along with the outstanding balance at the end of the period:

	December 31, 2018	December 31, 2017

Recorded investment at beginning of period	$1,021,424	$1,341,935
Accretion	2,505	25,964
Reductions for payments	(649,168)	(324,806)
Recorded investment at end of period	$374,761	$1,043,093
Oustanding principal balance at end of period	$470,368	$1,297,471

A summary of changes in the accretable yield for PCI loans for the nine months ended December 31, 2018 and 2017 is as follows:

	December 31, 2018	December 31, 2017

Accretable yield, beginning of period	$31,895	$59,639
Accretion	(2,505)	(25,964)
Reclassification from nonaccretable difference	-	-
Accretable yield, end of period	$29,390	$33,675

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

A summary of TDRs at December 31, 2018 and March 31, 2018 follows:

	Number of
December 31, 2018	contracts	Performing	Nonperforming	Total
Real estate loans:
Residential	16	$1,295,469	$226,119	$1,521,588
Investor	-	-	-	-
Commercial	2	-	1,195,421	1,195,421
Commercial construction	-	-	-	-
Commercial business	1	600,016	-	600,016
Home equity loans	-	-	-	-
Consumer	-	-	-	-
	19	$1,895,485	$1,421,540	$3,317,025

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

	Number of
March 31, 2018	contracts	Performing	Nonperforming	Total
Real estate loans:
Residential	15	$1,230,166	$312,964	$1,543,130
Investor	-	-	-	-
Commercial	2	-	1,195,421	1,195,421
Commercial construction	-	-	-	-
Commercial business	1	605,488	-	605,488
Home equity loans	-	-	-	-
Consumer	-	-	-	-
	18	$1,835,654	$1,508,385	$3,344,039

The following table presents the number of contracts and the dollar amount of TDRs that were added during the three and nine-month periods ended December 31, 2018 and 2017. There were no TDRs added during the three-month period ended December 31, 2018. The amount shown reflects the outstanding loan balance at the time of the modification. There are no commitments to extend credit under existing TDRs as of December 31, 2018.

Loans Modified as a TDR for the Three Months Ended
	December 31, 2018		December 31, 2017
	Number of	Outstanding recorded	Number of	Outstanding recorded
Troubled Debt Restructurings	contracts	investment	contracts	investment

Real estate loans:
Residential	-	$-	2	$50,432

Loans Modified as a TDR for the nine months ended
	December 31, 2018		December 31, 2017
	Number of	Outstanding recorded	Number of	Outstanding recorded
Troubled Debt Restructurings	contracts	investment	contracts	investment

Real estate loans:
One-to four-family	1	$20,565	3	$52,363

There were no TDRs that defaulted in the three or nine months ended December 31, 2018 and 2017. Payment default under a TDR is defined as any TDR that is 90 days or more past due following the time that the loan was modified or the inability of the TDR to make the required payment subsequent to the modification.

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

HAMILTON BANCORP, INC., AND SUBSIDIARY

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

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following tables present the December 31, 2018 and March 31, 2018, balances of classified loans based on the risk grade. Classified loans include Special Mention, Substandard, Doubtful, and Loss loans. The Bank had no loans classified as Doubtful or Loss as of December 31, 2018 or March 31, 2018.

	December 31, 2018			March 31, 2018
	LEGACY	ACQUIRED	TOTAL	LEGACY	ACQUIRED	TOTAL
Risk Rating:
Rating - Pass:
Real estate loans:
Residential	$83,743,323	$64,856,380	$148,599,703	$87,863,805	$70,901,293	$158,765,098
Investor	7,305,529	15,873,106	23,178,635	9,214,082	16,719,346	25,933,428
Commercial	101,616,609	9,289,784	110,906,393	92,955,370	11,563,547	104,518,917
Commercial construction	1,543,313	1,059,217	2,602,530	5,763,784	1,352,019	7,115,803
Commercial Business	34,835,870	1,706,509	36,542,379	37,978,293	1,841,226	39,819,519
Home Equity	15,070,123	4,805,766	19,875,889	13,935,732	5,928,787	19,864,519
Consumer	16,227,625	669,618	16,897,243	18,733,489	733,669	19,467,158
Total Pass	260,342,392	98,260,380	358,602,772	266,444,555	109,039,887	375,484,442

Rating - Special Mention:
Real estate loans:
Residential	2,327,412	958,638	3,286,050	2,365,652	925,521	3,291,173
Investor	-	273,806	273,806	-	297,209	297,209
Commercial	-	-	-	3,092,135	-	3,092,135
Commercial construction	-	-	-	-	-	-
Commercial Business	297,478	-	297,478	134,524	-	134,524
Home Equity	-	135,121	135,121	-	110,675	110,675
Consumer	9,950	-	9,950	96,474	-	96,474
Total Special Mention	2,634,840	1,367,565	4,002,405	5,688,785	1,333,405	7,022,190

Rating - Substandard:
Real estate loans:
Residential	477,349	440,242	917,591	469,554	922,252	1,391,806
Investor	31,752	260,354	292,106	60,949	444,254	505,203
Commercial	4,139,177	-	4,139,177	4,356,264	198,938	4,555,202
Commercial construction	-	-	-	-	-	-
Commercial Business	143,145	-	143,145	189,922	-	189,922
Home Equity	6,945	164	7,109	20,595	-	20,595
Consumer	91,662	29,753	121,415	19,485	32,394	51,879
Total - Substandard	4,890,030	730,513	5,620,543	5,116,769	1,597,838	6,714,607

Rating - Doubtful	-	-	-	-	-	-
Rating - Loss	-	-	-	-	-	-
TOTAL LOANS	$267,867,262	$100,358,458	$368,225,720	$277,250,109	$111,971,130	$389,221,239

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

The Bank’s maximum exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the credit commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. The Bank has established an off-balance sheet reserve for potential losses associated with any outstanding commitment or unused line of credit. The off-balance sheet reserve is a percentage of the outstanding commitment or unused line of credit that is based upon a discounted charge-off history associated with each respective loan segment. The reserve at December 31, 2018 and March 31, 2018 totaled $57,000 and $50,000, respectively. At December 31, 2018, management is not aware of any accounting loss to be incurred by funding these loan commitments at this time.

The Bank had the following outstanding commitments and unused lines of credit as of December 31, 2018 and March 31, 2018:

	December 31,	March 31,
Outstanding Commitment and Used Lines of Credit	2018	2018

Unused commercial lines of credit	$13,004,510	$9,187,810
Unused home equity lines of credit	23,263,860	22,560,376
Unused consumer lines of credit	26,770	29,331
Residential construction loan commitments	6,934,369	4,234,076
Commercial construction loan commitments	2,678,900	8,968,416
Home equity loan commitments	200,000	389,600
Commercial loan commitments	3,671,000	5,125,000
Standby letter of credit	766,783	250,224

Note 6:       Goodwill and Other Intangible Asset

The Company’s intangible assets (goodwill and core deposit intangible) at December 31, 2018 consisted of assets recorded in December 2009 associated with the acquisition of a branch office in Pasadena, Maryland and the acquisitions of Fairmount and Fraternity in September 2015 and May 2016, respectively. Only the goodwill related to the branch office acquisition in the amount of $2.7 million is deductible for tax purposes. We conducted our annual impairment test of goodwill in the fourth quarter of fiscal 2018 utilizing Company information as of December 31, 2017. Subsequently, due to the significant increase in tax expense resulting from the recording of a valuation allowance on our net deferred tax assets at the end of the fourth quarter of fiscal 2018, we concluded that a triggering event had occurred. Therefore, we performed an additional goodwill impairment analysis utilizing Company information as of March 31, 2018. Based upon the impairment tests performed, the fair values as determined exceeded the carrying values of our only reporting unit. As a result, no impairment to goodwill was recorded for the 2018 fiscal year. The core deposit intangible assets are being amortized straight-line over a life of eight years.

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following table presents the changes in the net book value of intangible assets for the nine months ended December 31, 2018 and 2017:

		Core deposit
	Goodwill	intangible

Balance April 1, 2017	$8,563,530	$739,298
Amortization	-	(94,548)
Balance December 31, 2017	8,563,530	644,750

		Core deposit
	Goodwill	intangible
Balance April 1, 2018	$8,563,530	$613,234
Amortization	-	(94,549)
Balance December 31, 2018	$8,563,530	$518,685

      At December 31, 2018, future expected annual amortization associated with the core deposit intangible is as follows:

Year ending March 31,	Amount

2019	31,519
2020	123,737
2021	98,070
2022	98,070
2023	98,070
2024	64,177
2025	5,042
$518,685

Note 7:     Derivative – Interest Rate Swap Agreement

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. The Company posted $762,000 and $751,000 under collateral arrangements as of December 31, 2018 and March 31, 2018, respectively, to satisfy collateral requirements associated with the risk exposure associated with all interest rate swap agreements.

Interest Rate SWAPS Designated as Cash Flow Hedges

During fiscal 2017, the Company entered into several interest rate swaps that were designated as cash flow hedges. The interest rate swaps have notional amounts totaling $11.6 million as of December 31, 2018 and were designated as cash flow hedges of certain Federal Home Loan Bank advances. The purpose of the cash flow hedges is to match-fund longer-term assets with longer-term borrowings to reduce potential interest rate risk and cost by swapping a variable rate borrowing for a fixed rate borrowing. The aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value associated with the effective portion recorded in other comprehensive income (loss) and the ineffective portion recorded in other non-interest income (expense). The cash flow hedges were determined to be ineffective beginning with the quarter ended September 30, 2017. As such, a loss of $1,996 and $1,075 of ineffectiveness has been reported in noninterest revenue for the three and nine-month periods ended December 31, 2018, respectively, compared to a loss of $5,445 and $9,124 reported as an offset to noninterest revenue for the three and nine-month period ended December 31, 2017.

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

Interest revenue/(expense) recorded on the swap transactions totaled $(60) and ($1,892) for the three and nine months ended December 31, 2018 and is reported as a component of interest expense on FHLB Advances.

The following table reflects cash flow hedges included in the Consolidated Statements of Financial Condition as of December 31, 2018 and March 31, 2018:

	December 31, 2018		March 31, 2018
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
Included in assets:
Interest rate swaps related to FHLB Advances	$11,550,000	$123,118	$11,550,000	$217,464

The following tables present the net gain (loss) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Operations relating to the cash flow derivative instruments for the three and nine-month periods ended December 31, 2018 and 2017:

	Three Month and Period Ended December 31, 2018			Three Month and Period Ended December 31, 2017
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Noninterest Revenue (Ineffective Portion)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Noninterest Revenue (Ineffective Portion)
Interest Rate
Contract	$(287,116)	$-	$(1,996)	$122,388	$-	$(5,445)

	Nine Month and Period Ended December 31, 2018			Nine Month and Period Ended December 31, 2017
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Noninterest Revenue (Ineffective Portion)	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI to Interest Income	Amount of Gain (Loss) Recognized in Other Noninterest Revenue (Ineffective Portion)
Interest Rate
Contract	$(93,271)	$-	$(1,075)	$22,784	$-	$(9,124)

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

During the second quarter of fiscal 2016, the Company entered into the interest rate swap agreement with a $3.3 million notional amount to convert a fixed rate commercial real estate loan at 3.99% into a variable rate for a term of approximately 10 years. The notional amount of the interest rate swap and the offsetting commercial real estate loan were $3.0 million at December 31, 2018. The derivative is designated as a fair value hedge.

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

The fair value hedge is summarized below:

	December 31, 2018			March 31, 2018
	Notional Amount	Principal Amount	Fair Value	Notional Amount	Principal Amount	Fair Value
Included in Loans and Leases:
Commercial real estate loan	$-	$3,027,702	$2,984,595	$-	$3,091,892	$3,022,744

Included in Other Assets:
Interest Rate Swap	$3,027,702	$-	$43,107	$3,091,892	-	$69,148

No gain or loss was recognized in earnings with respect to the interest rate swap for the three or nine months ended December 31, 2018 and 2017 due to the fact the gain or increase in the fair value of the commercial real estate loan was offset by the loss or decrease in the fair value of the interest rate swap.

Note 8:     Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively:

	December 31, 2018		March 31, 2018
	Amount	% of Total	Amount	% of Total
Savings	$41,548,268	10.8%	$42,499,381	10.6%
Noninterest-bearing checking	27,365,942	7.1%	29,557,943	7.3%
Interest-bearing checking	28,478,231	7.4%	27,219,286	6.7%
Money market accounts	48,128,831	12.5%	58,466,228	14.4%
Time deposits	238,448,636	62.1%	246,988,613	61.0%
	$383,969,908	100.0%	$404,731,451	100.0%
Premium on deposits asssumed	201,034		411,524
Total deposits	$384,170,942		$405,142,975

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 9:     Lines of Credit and Federal Home Loan Bank Advances

The Bank may borrow up to $5.0 million from a correspondent bank under a secured federal funds line of credit and $1.0 million under an unsecured federal funds line of credit. The Bank would be required to pledge investment securities to draw upon the secured line of credit. There were no borrowings under these lines of credit at December 31, 2018 and March 31, 2018.

Borrowings consist of advances from the Federal Home Loan Bank (FHLB). The Bank may borrow up to 25 percent of its assets under a line of credit agreement with the FHLB. Advances under the line of credit are secured by certain loans owned by the Bank. As of December 31, 2018, and March 31, 2018, the Bank had $73.6 million and $68.3 million, respectively, of available credit from the FHLB. Advances are limited by the balance of loans available for pledge. The amount of loans that were deemed eligible to pledge as collateral totaled $114.8 million at December 31, 2018 and $127.1 million at March 31, 2018. As a condition of obtaining the line of credit from the FHLB, the FHLB also requires the Bank purchase shares of capital stock in the FHLB. Information relating to borrowings at December 31, 2018 and March 31, 2018 is presented below.

	December 31, 2018			March 31, 2018
	Amount	Rate	Maturity Date	Amount	Rate	Maturity Date
FHLB advance (1)	$5,550,000	2.57%	3/11/2019	$5,550,000	1.84%	6/11/2018
FHLB advance (2)	6,000,000	2.58%	3/29/2019	6,000,000	1.90%	6/29/2018
FHLB advance	3,000,000	2.71%	8/26/2019	1,000,000	2.60%	7/2/2018
FHLB advance	3,000,000	1.59%	8/26/2019	1,000,000	3.05%	7/3/2018
FHLB advance	1,500,000	1.95%	11/25/2019	5,000,000	3.94%	7/23/2018
FHLB advance	3,000,000	2.31%	2/3/2020	1,000,000	1.74%	7/31/2018
FHLB advance	1,000,000	2.86%	8/4/2020	1,000,000	1.40%	8/21/2018
FHLB advance	2,000,000	2.56%	8/27/2020	4,000,000	1.94%	8/27/2018
FHLB advance	1,000,000	2.15%	11/30/2020	3,000,000	1.41%	8/27/2018
FHLB advance	2,000,000	2.28%	12/28/2020	5,000,000	3.38%	9/19/2018
FHLB advance	2,000,000	2.49%	2/1/2021	1,000,000	2.60%	10/2/2018
FHLB advance	3,000,000	2.93%	7/26/2021	1,000,000	1.95%	12/31/2018
FHLB advance	2,000,000	3.01%	8/4/2021	3,000,000	1.38%	7/31/2019
FHLB advance	1,000,000	2.88%	8/23/2021	3,000,000	1.96%	8/26/2019
FHLB advance	3,000,000	1.48%	8/25/2021	3,000,000	1.59%	8/26/2019
FHLB advance	2,000,000	2.68%	8/27/2021	3,000,000	1.42%	8/26/2019
FHLB advance	3,000,000	2.79%	8/29/2022	1,500,000	1.95%	11/25/2019
FHLB advance	2,000,000	3.14%	9/19/2022	1,500,000	1.78%	11/27/2019
FHLB advance	3,000,000	2.70%	8/28/2023	3,000,000	2.31%	2/3/2020
FHLB advance	2,000,000	3.20%	9/19/2023	1,000,000	2.15%	11/30/2020
FHLB advance	-	-	-	2,000,000	2.28%	12/28/2020
FHLB advance	-	-	-	2,000,000	2.49%	2/1/2021
FHLB advance	-	-	-	3,000,000	1.48%	8/25/2021
	51,050,000			60,550,000
Premium on FHLB advances assumed	-			122,140
Total borrowings	$51,050,000			$60,672,140

(1) -

FHLB Advance is tied to three derivative cash flow hedges in increments of $1.85 million each. The three individual cash flow hedges are for a term of five, seven and ten years, respectively and are tied to the 3-month LIBOR rate. In order for the cash flow hedges to remain effective, the corresponding FHLB Advance will have to be renewed every three months until the respective cash flow hedge matures. The maturity date for the three cash flow hedges are March 9, 2022, 2024, and 2027.

(2) -

FHLB Advance is tied to three derivative cash flow hedges in increments of $2.0 million each. The three individual cash flow hedges are for a term of five, seven and ten years, respectively and are tied to the 3-month LIBOR rate. In order for the cash flow hedges to remain effective, the corresponding FHLB Advance will have to be renewed every three months until the respective cash flow hedge matures. The maturity for the three cash flow hedges are March 29, 2022, 2024, and 2027.

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

Under the revised prompt corrective action requirements, as of January 1, 2015, insured depository institutions are required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8%; (3) a total risk-based capital ratio of 10% and (4) a Tier 1 leverage ratio of 5%. As of December 31, 2018, the Bank met all capital adequacy requirements under the Basel III Capital Rules to be considered “well capitalized” under prompt corrective action rules.

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a four-year period until it reached 2.5% on January 1, 2019. The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to Hamilton Bank.

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

The following table presents actual and required capital ratios as of December 31, 2018 and March 31, 2018 for Hamilton Bank and the Company under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of January 1, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules became fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

			Minimum Capital		Minimum Capital		To be well
	Actual		Required - Basel III		Required - Basel III		capitalized (1)
			Phase-In Schedule		Fully Phased-In
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2018

Common equity tier 1 capital (to risk-weighted assets)
Hamilton Bank	$43,688	12.55%	$22,186	6.375%	$24,361	7.00%	$22,621	6.50%
Hamilton Bancorp	49,329	14.12%	22,277	6.375%	24,461	7.00%	22,714	6.50%
Total risk-based capital (to risk-weighted assets)
Hamilton Bank	46,776	13.44%	34,366	9.875%	36,541	10.50%	34,801	10.00%
Hamilton Bancorp	52,417	15.00%	34,508	9.875%	36,692	10.50%	34,945	10.00%
Tier 1 capital (to risk-weighted assets)
Hamilton Bank	43,688	12.55%	27,406	7.875%	29,581	8.50%	27,841	8.00%
Hamilton Bancorp	49,329	14.12%	27,519	7.875%	27,703	8.50%	27,956	8.00%
Tier 1 capital (to adjusted total assets)
Hamilton Bank	43,688	8.91%	19,619	4.000%	19,619	4.00%	24,523	5.00%
Hamilton Bancorp	49,329	10.00%	19,732	4.000%	19,732	4.00%	24,665	5.00%

March 31, 2018

Common equity tier 1 capital (to risk-weighted assets)
Hamilton Bank	$39,126	10.61%	$23,498	6.375%	$25,802	7.00%	$23,959	6.50%
Hamilton Bancorp	47,308	12.79%	23,582	6.375%	25,894	7.00%	24,044	6.50%
Total risk-based capital (to risk-weighted assets)
Hamilton Bank	41,998	11.39%	36,399	9.875%	38,703	10.50%	36,860	10.00%
Hamilton Bancorp	50,180	13.57%	36,529	9.875%	38,841	10.50%	36,992	10.00%
Tier 1 capital (to risk-weighted assets)
Hamilton Bank	39,126	10.61%	29,027	7.875%	31,331	8.50%	29,488	8.00%
Hamilton Bancorp	47,308	12.79%	29,131	7.875%	31,443	8.50%	29,593	8.00%
Tier 1 capital (to adjusted total assets)
Hamilton Bank	39,126	7.64%	20,497	4.000%	20,497	4.00%	25,621	5.00%
Hamilton Bancorp	47,308	9.15%	20,674	4.000%	20,674	4.00%	25,843	5.00%

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

In its regulatory report filed as of December 31, 2018, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. Management is not aware of any events that would have caused this classification to change. Failure to meet the capital requirements could affect, among other things, the Bank's ability to accept brokered deposits and may significantly affect the operations of the Bank. Management has no plans that should change the classification of the capital adequacy.

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 11:     Stock Based Compensation

In November 2013, the Company’s shareholders approved a new Equity Incentive Plan (the “2013 Equity Incentive Plan’’). The 2013 Equity Incentive Plan allows for up to 148,120 shares to be issued to employees, executive officers or Directors in the form of restricted stock, and up to 370,300 shares to be issued to employees, executive officers or Directors in the form of stock options. At December 31, 2018, there were 92,701 restricted stock awards issued and outstanding and 268,204 stock option awards granted under the 2013 Equity Incentive Plan.

Stock Options:

Under the above plan, the exercise price for stock options is the market price at date of grant. The maximum option term is ten years and the options granted shall vest in five equal annual installments of 20% with the first installment becoming exercisable on the first anniversary of the date of grant and succeeding installments on each anniversary thereafter. The Company plans to issue new shares to satisfy share option exercises. The total cost that has been incurred for the stock option plan was $61,514 and $184,542 for the three and nine months ended December 31, 2018 and $57,392 and $172,177 for the three and nine months ended December 31, 2017, respectively.

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

The fair value of options granted to date was determined using the following weighted-average assumptions as of grant date.

Grant Date	Number of Options Granted	Risk Free Interest Rate	Expected Term (in years)	Expected Stock Price Volatility	Dividend Yield	Fair Value of Options Granted

February 3, 2014	225,150	2.07%	7.0	27.30%	0.00%	$4.65
November 1, 2016	19,000	1.61%	7.0	27.17%	0.00%	$4.35
February 3, 2017	3,700	2.27%	7.0	27.26%	0.00%	$5.18
April 1, 2018	20,354	2.67%	7.0	19.61%	0.00%	$4.05

The following tables summarize the Company’s stock option activity and related information for the periods ended:

December 31, 2018:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at April 1, 2018	242,350	$13.84	6.1
Granted	20,354	14.25	9.3
Exercised	-	-	-
Forfeited, exchanged or expired	-	-	-
Outstanding at December 31, 2018	262,704	$13.87	5.6

Vested at December 31, 2018	184,060	$13.84	5.2

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

March 31, 2018:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at April 1, 2017	242,350	$13.84	7.1
Granted	-	-	-
Exercised	-	-	-
Forfeited, exchanged or expired	-	-	-
Outstanding at March 31, 2018	242,350	$13.84	6.1

Vested at March 31, 2018	180,260	$13.84	5.8

As of December 31, 2018, there was $146,164 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.7 years. The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $13.90 at December 31, 2018, the options outstanding had an intrinsic value of $18,583.

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

The following table presents a summary of the activity in the Company’s restricted stock for the periods ended:

		Weighted-Average
December 31, 2018:	Shares	Fair Value
Nonvested shares at April 1, 2018	19,440	$13.74
Granted	8,801	14.25
Vested	(380)	13.61
Forfeited	-	-
Nonvested shares at December 31, 2018	27,861	$13.90

Fair Value of shares vested at December 31, 2018	$901,276

		Weighted-Average
March 31, 2018:	Shares	Fair Value
Nonvested shares at April 1, 2017	36,220	$13.76
Granted	-	-
Vested	(16,780)	13.78
Forfeited	-	-
Nonvested shares at March 31, 2018	19,440	$13.74

Fair Value of shares vested at March 31, 2018	$918,555

The Company recorded restricted stock awards expense of $64,089 and $192,268 during the three and nine months ended December 31, 2018 and $57,819 and $173,457 during the three and nine months ended December 31, 2017, respectively. As of December 31, 2018, there was $158,591 of total unrecognized compensation cost related to nonvested shares granted under the 2013 stock incentive plan. The cost is expected to be recognized over a weighted-average period of 1.6 years.

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

Fair value measurements on a recurring basis

Securities available for sale – If quoted prices are available in an active market for identical assets, securities are classified within Level 1 of the hierarchy. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. As of December 31, 2018, and March 31, 2018, the Bank has categorized its investment securities available for sale as follows:

	Level 1	Level 2	Level 3
December 31, 2018	inputs	inputs	inputs	Total

U.S. government agencies	$-	$727,336	$-	$727,336
Municipal bonds	-	11,641,229	-	11,641,229
Corporate bonds		-	1,900,504	1,900,504
Mortgage-backed securities	-	51,308,786	-	51,308,786
Total investment securities available for sale	$-	$63,677,351	$1,900,504	$65,577,855

	Level 1	Level 2	Level 3
March 31, 2018	inputs	inputs	inputs	Total

U.S. government agencies	$-	$2,718,649	$-	$2,718,649
Municipal bonds	-	11,705,991	-	11,705,991
Corporate bonds		-	1,954,076	1,954,076
Mortgage-backed securities	-	59,025,404	16	59,025,420
Total investment securities available for sale	$-	$73,450,044	$1,954,092	$75,404,136

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Derivative – Interest rate swap agreements – The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2). The quantitative models that are used utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. As of December 31, 2018, and March 31, 2018, the bank has categorized its interest rate swaps and related loan as follows:

	Level 1	Level 2	Level 3
December 31, 2018	inputs	inputs	inputs	Total

Loans - Commercial real estate loan	$-	$2,984,595	$-	$2,984,595
Derivative - Interest rate swap designated as fair value hedge	-	43,107	-	43,107
Derivatives - Interest rate swaps designated as cash flow hedge	-	123,118	-	123,118

	Level 1	Level 2	Level 3
March 31, 2018	inputs	inputs	inputs	Total

Loans - Commercial real estate loan	$-	$3,022,744	$-	$3,022,744
Derivative - Interest rate swap designated as fair value hedge	-	69,148	-	69,148
Derivatives - Interest rate swaps designated as cash flow hedge	-	217,464	-	217,464

The following table presents the valuation and unobservable inputs for Level 3 assets measured at fair value on a recurring basis at December 31, 2018:

		Valuation	Unobservable	Range of
Description	Fair Value	Methodology	Inputs	Inputs

Investment securities	$1,900,504	3rd party valuation	Discount to reflect current market conditions	0.00%	-	10.00%

The following table presents a reconciliation of the investments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	Nine Months	Fiscal Year
	Ended	Ended
	December 31, 2018	March 31, 2018
Balance, beginning of year	$1,954,092	$1,930,786

Transfers in:
Corporate bonds	-	1,954,076
Mortgage-backed securities	-	16
Municipal bonds	-	-

Transfers out:
Corporate bonds	-	-
Mortgage-backed securities	16	2,473
Municipal bonds	-	1,928,313

Change in valuation	(53,572)	-

Balance, end of year	$1,900,504	$1,954,092

Fair value measurements on a nonrecurring basis

Impaired Loans - The Bank has measured impairment generally based on the fair value of the loan's collateral. Fair value is generally determined based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values. As of December 31, 2018, and March 31, 2018, the fair values consist of loan balances of $7,543,269 and $8,720,339 that have been written down by $255,863 and $266,256, respectively, as a result of specific loan loss allowances.

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Foreclosed real estate – The Bank's foreclosed real estate is measured at the lower of carrying value or fair value less estimated cost to sell. At December 31, 2018 and March 31, 2018, the fair value of foreclosed real estate was estimated to be $457,778 for both periods. Fair value was determined based on offers and/or appraisals. Cost to sell the assets was based on standard market factors. The Company has categorized its foreclosed assets as Level 3.

	Level 1	Level 2	Level 3
December 31, 2018	inputs	inputs	inputs	Total

Impaired loans	$-	$-	$7,289,458	$7,289,458
Foreclosed real estate	-	-	457,778	457,778

	Level 1	Level 2	Level 3
March 31, 2018	inputs	inputs	inputs	Total

Impaired loans	$-	$-	$8,454,083	$8,454,083
Foreclosed real estate	-	-	457,778	457,778

The following table presents the valuation and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at December 31, 2018:

		Valuation	Unobservable	Range of
Description	Fair Value	Methodology	Inputs	Inputs

Impaired loans, net of allowance	$7,289,458	Appraised value	Discount to reflect current market conditions	0.00%	-	25.00%
		Discounted cash flows	Discount rates	2.63%	-	7.25%

Foreclosed real estate	$457,778	Appraised value	Discount to reflect current market conditions	0.00%	-	25.00%

The following table summarizes changes in foreclosed real estate for the periods shown, which is measured on a nonrecurring basis using significant unobservable, level 3, inputs.

	Nine Months	Fiscal Year
	Ended	Ended
	December 31, 2018	March 31, 2018
Balance at beginning of period	$457,778	$503,094
Transfer to foreclosed real estate	150,052	23,834
Write-down of foreclosed real estate	-	(31,955)
Proceeds from sale of foreclosed real estate	(145,820)	(35,896)
Loss on sale of foreclosed real estate	(4,232)	(1,299)
Balance at end of period	$457,778	$457,778

The remaining financial assets and liabilities are not reported on the balance sheets at fair value on a recurring basis. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

HAMILTON BANCORP, INC., AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

	December 31, 2018		March 31, 2018
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Financial assets
Level 1 inputs
Cash and cash equivalents	$26,547,840	$26,547,840	$23,368,415	$23,368,415

Level 2 inputs
Federal Home Loan Bank stock	2,676,200	2,676,200	3,122,400	3,122,400
Bank-owned life insurance	17,799,920	17,799,920	17,455,850	17,455,850

Level 3 inputs
Certificates of deposit held as investment	499,121	485,928	499,189	492,751
Loans receivable, net of unearned income	366,428,914	352,433,858	387,328,993	385,818,260

Financial liabilities
Level 2 inputs
Deposits	384,170,942	385,031,487	405,142,975	405,026,957
Advance payments by borrowers for taxes and insurance	1,059,677	1,059,677	1,962,665	1,962,665
Borrowings	51,050,000	50,394,636	60,672,140	60,494,922

The fair values of cash and cash equivalents and advances by borrowers for taxes and insurance are estimated to equal the carrying amount.

The fair values of Federal Home Loan Bank stock and bank-owned life insurance are estimated to equal carrying amounts, which are based on repurchase prices of the FHLB stock and the insurance company.

Beginning in the first quarter 2018, the fair value of loans is determined using an exit price methodology as prescribed by ASU 2016-01, which became effective for the Company during in the first quarter ended June 30, 2018. The exit price estimation of fair value is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital (Level 3). In addition, an incremental liquidity discount is applied to certain loans, using historical sales of loans during periods of similar economic conditions as a benchmark. In comparison, loan fair values as of March 31, 2018 were estimated based on an entrance price methodology.  As a result, the fair value adjustments as of December 31, 2018 and March 31, 2018 are not comparable.

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

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

In addition to the results of operations and financial condition presented in accordance with GAAP, this management's discussion and analysis includes non-GAAP financial measures and should be read along with the accompanying tables which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. The Company's management uses these non-GAAP financial measures, including tangible common equity, in its analysis of the Company's performance. The tangible common equity non-GAAP reconciliation, which includes tangible book value per share, is presented within the “Summary of Recent Performance and Other Activities” section below.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance, and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government, legislative and regulatory changes, the quality and composition of the loan and investment securities portfolio, loan demand, deposit flows, competition, changes in accounting principles and guidelines, and change or other circumstances related to the Company’s recently announced merger with Orrstown Financial Services, Inc. (“Orrstown”) that negatively affects the Company’s financial condition or results of operations, including delays in closing the merger, the diversion of management's time from existing business operations due to time spent related to the merger or integration efforts, potential litigation in connection with the merger, higher than expected transaction or other costs and expenses, or higher than expected attrition of the customers or key employees of the Company. Additional factors that may affect our results are discussed in Part II, Item 1A of this form 10-Q and Item 1A of Hamilton Bancorp, Inc.’s Annual Report on Form 10-K filed June 29, 2018 with the Securities and Exchange Commission under the sections titled “Risk Factors”. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

General

Hamilton Bancorp, Inc. (the “Company”) is a Maryland corporation incorporated on June 7, 2012 by Hamilton Bank (the “Bank”) to be its holding company following the Bank’s conversion from the mutual to the stock form of organization (the “Conversion”). The Conversion was completed on October 10, 2012. On that same date, the Company completed its public stock offering and issued 3,703,000 shares of its common stock for aggregate proceeds of $37,030,000, and net proceeds of $35,580,000. The Company’s business is the ownership of the outstanding capital stock of the Bank. On December 21, 2017, the Bank converted its charter from a federal savings bank to a Maryland state-chartered commercial bank and now operates under the laws of the State of Maryland and applicable Federal laws. In conjunction with the Bank’s charter conversion, Hamilton Bancorp converted from a savings and loan holding company to a bank holding company. The charter conversion was part of the bank’s strategic plan to allow it to continue to focus on growth opportunities in commercial, consumer and mortgage lending as well as small business and retail banking. The Maryland Office of the Commissioner of Financial Regulation serves as the Bank's primary regulator with federal oversight provided by the Federal Deposit Insurance Corporation.  Hamilton Bancorp will continue to be regulated by the Federal Reserve Board.

Founded in 1915 and celebrating over 103 years of service, the Bank is a community-oriented financial institution, dedicated to serving the financial service needs of consumers and businesses within its market area, which is considered greater Maryland, southern Pennsylvania, Washington D.C., and northern Virginia. We offer a variety of deposit products and provide loans secured by real estate located in our market area. Our real estate loans consist primarily of one-to four-family mortgage loans, as well as commercial real estate loans, and home equity loans and lines of credit. We also offer commercial term and line of credit loans and, to a limited extent, consumer loans. We currently operate out of our corporate headquarters in Towson, Maryland and our seven full-service branch offices located in Baltimore City, Cockeysville, Towson, Rosedale, Ellicott City and Pasadena, Maryland. The Company does not own or lease any property but instead uses the premises, equipment and other property of the Bank.

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

Summary of Recent Performance and Other Activities

The Company and its wholly owned subsidiary, Hamilton Bank, continued to show improvement in overall earnings, as well as revenue and lower loan loss provisions during the three months ended December 31, 2018 compared to the same period a year ago. Earnings improved from a net loss of $1.9 million to a net loss of $125,000 for the comparable periods, an improvement of $1.8 million. The net loss for the current quarter resulted from $503,000 in merger related expenses pertaining to the pending merger with Orrstown, while the net loss in the prior year quarter was impacted by the recording of a one-time adjustment equal to $2.2 million to our deferred tax asset through tax expense. The adjustment was due to the reduction in the corporate income tax rate that was enacted through the passage of the Tax Cuts and Jobs Act (the “Jobs Act”). Over these same comparable periods, interest revenue grew from $4.6 million to $4.8 million, an increase of $196,000. This increase is reflective of the overall growth of the loan portfolio during the prior year due to both organic and purchased loans. The increase in interest revenue is offset by a $425,000 increase in interest expense over this same period resulting from the rise in interest rates on deposits and borrowings.

Non-interest revenue of $281,000 for the three months ended December 31, 2018 represented a $182,000 decrease compared to $463,000 for the three months ended December 31, 2017. Noninterest revenue is lower compared to a year ago due to $213,000 in revenue generated during the prior year period relating to the sale and re-location of our Pigtown branch within the same community of Baltimore City. We went from owning our old location to leasing our new smaller, space. Excluding the prior year period gain on sale of the branch, noninterest revenue increased $31,000 quarter-over-quarter. On a comparative basis, there were increases relating to gain on sale of loans, service charges, and other noninterest revenue, partially offset by a reduction in earnings on bank-owned life insurance (BOLI). In the prior fiscal year, the Company made a decision to hold in portfolio the majority of our residential loan originations versus selling them in the secondary market to partially offset the increased run-off associated with this loan type. Beginning in fiscal 2019, however, we again started to sell qualified residential loan originations into the secondary market as a means to generate noninterest revenue and diversify our income stream. For the three and nine months ended December 31, 2018 we recorded gains of $9,000 and $34,000 on the sale of these loans, respectively.

Non-interest expense for the quarter ended December 31, 2018 increased $434,000 to $3.8 million compared to the quarter ended December 31, 2017. The increase is attributable to $503,000 in merger related expenses that have been incurred relating to the pending merger with Orrstown. Excluding the merger expenses, our non-interest expenses have actually decreased compared to the prior year period, indicating we have been able to manage a larger loan portfolio from an operational cost basis and increase our interest revenue as noted earlier. However, the recent rise in interest rates and the impact to our cost of funds has resulted in a higher efficiency ratio of 87.7%, excluding merger expenses, for the three months ended December 31, 2018 compared to 81.2% for the three months ended December 31, 2017. We have experienced significant declines in both legal and other professional services expense quarter-over-quarter related to costs incurred in the prior year, including costs associated with our charter conversion and payments under non-compete agreements that were a part of the Fraternity Community Bancorp, Inc. acquisition. Both these declines were more than offset by increases in salaries and data processing expense. Salaries increased due to respective annual salary increases, along with bonus accruals that were not present in the prior year period due to our net loss position, while data processing increased because of new technology we incorporated to create a better banking experience for our customers. Management remains committed to managing our operational expenses.

For the three and nine months ended December 31, 2018, the Company did not report any income tax expense due to the release of a portion of the valuation allowance on our net deferred tax assets established in the prior fiscal year. Management concluded, based upon analysis and substantive evidence, particularly negative evidence associated with being in a three-year cumulative loss position, that it is more likely than not that the Company will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the net deferred tax assets. If, in the future, the Company generates taxable income on a sustained basis sufficient to support the deferred tax assets, the need for a deferred tax valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation at that time. The establishment of a valuation allowance on our net deferred tax assets for financial reporting purposes does not affect how the net operating loss carryforwards may be utilized on our subsequent income tax returns. Income tax expense for the periods reported is based upon year-to-date results and may not be reflective of annual earnings.

The following highlights contain additional financial data and events relating to the three and nine months ended December 31, 2018 compared to the same periods ended December 31, 2017:

●

The Company reported a net loss of $125,000, or $0.04 per common share, and net income of $1.9 million, or $0.60 per common share for the three and nine months ended December 31, 2018, respectively, compared to a net loss of $1.9 million, or $0.60 per common share, and a net loss of $1.1 million, or $0.35 per common share for the comparable periods ended December 31, 2017. This represents an increase of $3.0 million in earnings for the nine-month comparable periods.

●

Net interest income for the three months ended December 31, 2018 was $3.4 million, or $199,000 lower than the same period a year ago. For the nine months ended December 31, 2018, net interest income increased $153,000, or 1.4%, to $11.0 million compared to $10.8 million for the same nine-month period a year ago.

●

The net interest margin decreased 13 basis points from 3.07% to 2.94% for the three months ended December 31, 2017 and 2018, respectively, due to the decrease in net interest income. The net interest margin for the nine months ended December 31, 2018 declined slightly from 3.07% to 3.06% due to an increase in average interest-earning assets.

●	Return on average assets and equity for the first nine months of fiscal 2019 improved to 0.37% and 3.41%, compared to negative return of 0.29% and 2.45% for the first nine months of fiscal 2018.

●

Efficiency ratio was higher for the nine months ended December 31, 2018 at 84.8% compared to 81.8% for the nine months ended December 31, 2017 primarily as a result of the merger costs related to Orrstown. Excluding the merger costs, the efficiency ratio improved to 80.1% for the comparable periods from 81.8%, respectively; an improvement of 2.1%. The improvement is attributable to increased interest revenue and the reduction of non-interest expenses (exclusive of merger expenses), including legal and other professional services.

●

Total assets declined $29.3 million from $525.5 million at March 31, 2018 to $496.3 million at December 31, 2018. The decline in overall assets is attributable to declines in investments and gross loans.

●

Cash and cash equivalents increased $3.2 million, or 13.6%, to $26.5 million at December 31, 2018, compared to $23.4 million at March 31, 2018, while investments declined $9.8 million from $75.4 million to $65.6 million over the same period. The decline in the investment portfolio is related to normal principal paydowns on mortgage-backed securities.

●

Gross loans decreased $21.0 million, or 5.4%, from $389.2 million at March 31, 2018 to $368.2 million at December 31, 2018. The decrease is due to principal paydowns and pay-offs within the loan portfolio, including $9.6 million in pay-offs composed of one commercial relationship that totaled $6.3 million and a $3.3 million commercial real estate loan that was on nonaccrual.

●

The allowance for loan losses to nonperforming loans improved to 54.8% at December 31, 2018 from 39.4% at March 31, 2018. This improvement resulted from the pay-off on a $3.3 million nonaccrual loan during the second quarter and a $209,000 increase in the allowance for loan losses over that period.

●

Annualized net charge-offs to average loans improved to 0.06% for the nine-month period ended December 31, 2018 compared to 0.26% for the fiscal year ended March 31, 2018, while the allowance for loan losses as a percentage of gross loans increased from 0.73% to 0.82% over this same period.

●

Total deposits decreased $21.0 million to $384.2 million at December 31, 2018, while borrowings decreased $9.6 million to $51.1 million. The decline in deposits was related to higher costing time deposits which declined by $8.5 million; while lower costing core deposits declined by $12.2 million. Core deposits at December 31, 2018 made up 37.9% of total deposits compared to 38.9% and 37.5% at March 31, 2018 and December 31, 2017, respectively.

●

At December 31, 2018 the Company had a book value of $16.53 per common share and a tangible book value of $13.88 per common share compared to $15.87 and $13.18, respectively, at March 31, 2018. Book value and tangible book value increased as a result of the net income reported for the fiscal year. Tangible book value, a non-GAAP measure, was determined as follows:

	December 31,	March 31,
	2018	2018
Tangible book value per common share:
Total shareholders' equity	$56,489,940	$54,076,132
Less: Goodwill and other intangible assets	(9,082,215)	(9,176,764)
Tangible common equity (Non-GAAP)	$47,407,725	$44,899,368

Outstanding common shares	3,416,414	3,407,613

Book value per common share (GAAP)	$16.53	$15.87

Tangible book value per common share (Non-GAAP)	$13.88	$13.18

●

The Company maintained strong liquidity based upon cash equivalents held and the amount and make-up of its investment portfolio. At December 31, 2018 the Bank was deemed “well capitalized” under federal regulations.

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

We identified several strategic priorities in our three-year Strategic Plan that focused on the following core areas:

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

If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we record the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral. At December 31, 2018, all of our securities were either issued by U.S. government agencies, U.S. government-sponsored enterprises, municipalities, or corporations.

Goodwill Impairment. Goodwill represents the excess purchase price paid over the fair value of the net assets acquired. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company is considered the Reporting Unit for purposes of impairment testing. Impairment testing requires that the fair value of the Company be compared to the carrying amount of the Company’s net assets, including goodwill. If the fair value of the Company exceeds the book value, no write-down of recorded goodwill is required. If the fair value of the Company is less than book value, an expense may be required to write-down the related goodwill to the proper carrying value. We perform the goodwill impairment analysis during the fourth quarter of each fiscal year utilizing December financial information and current projections. We estimate the fair value of the Company utilizing four valuation methods including the Comparable Transactions Approach, the Control Premium Approach, the Public Market Peers Approach, and the Discounted Cash Flow Approach.

Based on our annual analysis of impairment testing performed in the fourth quarter of fiscal 2018, there was no evidence of impairment with respect to the Company’s goodwill or intangible assets. Subsequent to this testing, there was a triggering event at March 31, 2018 associated with the establishment of a valuation allowance on our deferred tax asset. Due to this event, we re-evaluated the impairment testing on our goodwill and intangible assets and concluded that there was still no impairment.

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

Income Taxes. Income taxes are accounted for under the asset/liability method. Deferred tax assets are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry-forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period indicated by the enactment date. We establish a valuation allowance for deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. The judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond our control.

Analysis of Financial Condition at December 31, 2018 and March 31, 2018

Assets. Total assets decreased $29.3 million to $496.3 million at December 31, 2018 from $525.5 million at March 31, 2018. The decrease is primarily attributable to a $21.0 million reduction in gross loans and a $9.8 million decrease in the investment portfolio, partially offset by a $3.2 million increase in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents at December 31, 2018 totaled $26.5 million compared to $22.0 million and $23.4 million at September 30, 2018 and March 31, 2018, respectively. The 20.5% increase since September 30, 2018 was due to principal paydowns and/or pay-offs within the loan portfolio and a declining investment portfolio from normal principal payments associated with the mortgage-backed security portfolio. Excluding funds needed for liquidity and operational needs, management intends to utilize any excess cash for future loan growth and/or purchase of investment securities.

Investment Securities. Our investment portfolio consists primarily of investment grade securities including U.S. government agency and government-sponsored entity (“GSEs”) securities, securities issued by states, counties and municipalities, corporate bonds, and mortgage-backed securities. At December 31, 2018, all securities are classified as available for sale. While we usually intend to hold investment securities until maturity, this classification provides us the opportunity to divest of securities that may no longer meet our liquidity objectives. During the nine months ended December 31, 2018, we did not sell any securities.

Investment securities decreased $9.8 million, or 13.0%, to $65.6 million at December 31, 2018, from $75.4 million at March 31, 2018. The decrease is attributable to $9.1 million in cash flows resulting from normal principal payments associated with our collateralized mortgage obligation and mortgage-backed security portfolios, partially offset by the purchase of one security during the first quarter of fiscal 2019 with a book value of $2.0 million. The fair value of the investment portfolio increased $505,000 from an unrealized net loss position of $2.9 million at March 31, 2018 to an unrealized net loss position of $2.4 million at December 31, 2018. The improvement in fair value of the investment portfolio is a result of the decrease in longer-term interest rates over the past nine months.

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

Loans. Excluding loan premiums and loan origination fees and costs, gross loans decreased by $21.0 million, or 5.4%, to $368.2 million at December 31, 2018 from $389.2 million at March 31, 2018. The decrease is primarily attributable to normal principal pay-downs and pay-offs within the loan portfolio. Pay-offs over this period included $6.3 million in loans associated with one commercial relationship and a $3.3 million nonaccrual loan in which we collected all of our principal and past due interest, plus all legal and other expenses incurred. Included in gross loans at December 31, 2018 are acquired loans with a book balance of $100.4 million associated with the prior acquisitions of Fraternity and Fairmount institutions (these loans are reflected in the “acquired” loan column of the table below). At December 31 and March 31, 2018 gross loans receivable represented 74.1% of total assets. The following table details the composition of loans and the related percentage mix and growth of total loans:

	December 31, 2018				March 31, 2018				Year-To-Date Growth
				Percent				Percent		Growth
	Legacy	Acquired	Total	of Total	Legacy	Acquired	Total	of Total	Amount	Percent
Real estate loans:
One-to four-family:
Residential	$83,117,881	$66,255,260	$149,373,141	40.6%	$85,248,184	$72,749,066	$157,997,250	40.6%	$(8,624,109)	-5.5%
Residential construction	3,430,203	-	3,430,203	0.9%	5,450,827	-	5,450,827	1.4%	(2,020,624)	-37.1%
Investor	7,337,281	16,407,266	23,744,547	6.5%	9,275,031	17,460,809	26,735,840	6.9%	(2,991,293)	-11.2%
Commercial	105,755,786	9,289,784	115,045,570	31.2%	100,403,769	11,762,485	112,166,254	28.8%	2,879,316	2.6%
Commercial construction	1,543,313	1,059,217	2,602,530	0.7%	5,763,784	1,352,019	7,115,803	1.8%	(4,513,273)	-63.4%
Total real estate loans	201,184,464	93,011,527	294,195,991	79.9%	206,141,595	103,324,379	309,465,974	79.5%	(15,269,983)	-4.9%
Commercial business	35,276,493	1,706,509	36,983,002	10.0%	38,302,739	1,841,226	40,143,965	10.4%	(3,160,963)	-7.9%
Home equity loans	15,077,068	4,941,051	20,018,119	5.5%	13,956,327	6,039,462	19,995,789	5.1%	22,330	0.1%
Consumer	16,329,237	699,371	17,028,608	4.6%	18,849,448	766,063	19,615,511	5.0%	(2,586,903)	-13.2%
Gross loans	$267,867,262	$100,358,458	$368,225,720	100.0%	$277,250,109	$111,971,130	$389,221,239	100.0%	$(20,995,519)	-5.4%

The Company’s largest category of loans continues to be residential one-to four-family loans as a result of the loans acquired in the Fraternity and Fairmount acquisitions. This segment of our loan portfolio comprises 40.6% of the entire loan portfolio at December 31, 2018, the same percentage as of March 31, 2018 despite a decrease of $8.6 million. During the last half of fiscal 2017 and into fiscal 2018 we retained in portfolio many of the traditional residential mortgage loans we originated, versus selling them in the secondary market, due to the increase in normal attrition within this loan segment resulting from our acquisitions. Prior to that time, we generally sold these loans in the secondary market at a premium to assist with managing interest rate risk and to enhance non-interest revenue. At the beginning of this year, we began to once again sell most newly originated residential loans that qualify into the secondary market versus putting them in portfolio for those same reasons. To date we have originated and sold $1.7 million in loans into the secondary market. Because of this, we expect the one-to four-family residential loan portfolio to continue to decline as we focus more on the growth within the commercial portfolio to replace the residential run-off and assist with managing interest rate risk.

As a means to supplement our residential loan portfolio, the Company began to promote its one-to-four family residential construction lending program several years ago. Over the first three quarters of fiscal 2019, the Bank has originated $8.9 million of commitments in residential construction loans. At December 31, 2018 there were $8.7 million in residential construction commitments, of which $3.4 million in funds have been advanced; compared to $8.7 million in residential construction commitments at March 31, 2018, of which $5.4 million in funds had been advanced. The construction period on residential homes is typically nine to twelve months.

Real estate investor loans represent funds advanced to borrowers for the purchase or refinance of non-owner occupied one-to-four family properties. These loans made up $23.7 million, or 6.5%, of gross loans at December 31, 2018, including a remaining balance of $16.4 million of such loans acquired from Fraternity and Fairmount. This type of lending typically involves more risk than originating owner-occupied one-to-four family residential mortgages. The Bank typically refrains from originating this type of loan.

The Bank continues to focus on growth through origination and/or purchase of both commercial real estate and commercial business loans as these loans offer higher rates of return and shorter maturity periods than typical retail lending. Over the nine months ended December 31, 2018, we saw strong organic growth within our commercial real estate loan portfolio. We organically originated $14.8 million in commercial real estate loans and transferred or reclassed nearly $2.0 million more from commercial construction loans over this period. This resulted in an overall increase, after several loan pay-offs and normal principal payments, of nearly $2.9 million within this loan segment. Commercial business loans declined from $40.1 million to $37.0 million, a decrease of 7.9% or $3.2 million. Commercial business loans, although relatively stable, can fluctuate based upon demands or pay-downs on respective lines of credit. Overall commercial loans, including commercial construction loans, have declined since March 31, 2018 due to $6.3 million in pay-offs associated with one commercial relationship that had several commercial loans with the Bank, the pay-off of a nonaccrual commercial real estate loan with a book balance of $3.3 million, and a $1.2 million take out of an SBA 504 commercial construction loan that occurred during the quarter ended December 31, 2018.

Bank-Owned Life Insurance. We invest in bank-owned life insurance (“BOLI”) to provide us with a funding source for our benefit plan obligations. BOLI also provides us noninterest income that is tax-exempt. Our investment in BOLI increased by $344,000 to $17.8 million at December 31, 2018. The increase is attributable to the increase in cash surrender value of the underlying insurance policies. Federal regulations generally limit our investment in BOLI to 25% of our Tier 1 capital plus our allowance for loan losses. Our amount of BOLI at December 31, 2018 exceeded these limits because of the BOLI we acquired in the Fraternity acquisition in May 2016 and the increase in cash surrender value of the policies over the years. Due to the amount of BOLI currently held, the Company has no plans to purchase additional BOLI at this time.

Deposits. Total deposits (excluding premiums on acquired deposits) decreased $20.8 million, or 5.1%, to $384.0 million at December 31, 2018 from $404.7 million at March 31, 2018. The Company continues to focus on generating lower cost, core deposits (which includes all deposits other than certificates of deposit) to support continued loan growth. Core deposits accounted for 37.9% of total deposits at December 31, 2018, compared to 39.0% at March 31, 2018.

The following table details the composition of deposits and the related percentage mix and growth of total deposits.

	December 31, 2018		March 31, 2018		Year-To-Date Growth
		Percent		Percent		Growth
	Total	of Total	Total	of Total	Amount	Percent
Savings	$41,548,268	10.8%	$42,499,381	10.6%	$(951,113)	-2.2%
Noninterest-bearing checking	27,365,942	7.1%	29,557,943	7.3%	(2,192,001)	-7.4%
Interest-bearing checking	28,478,231	7.4%	27,219,286	6.7%	1,258,945	4.6%
Money market accounts	48,128,831	12.6%	58,466,228	14.4%	(10,337,397)	-17.7%
Time deposits	238,448,636	62.1%	246,988,613	61.0%	(8,539,977)	-3.5%
	$383,969,908	100.0%	$404,731,451	100.0%	$(20,761,543)	-5.1%
Premium on deposits asssumed	201,034		411,524		(210,490)
Total deposits	$384,170,942		$405,142,975		$(20,972,033)

Our strategy with respect to deposits has been to maintain our current certificate of deposit base as needed to support loan demand by pricing more competitively in the marketplace or through short-term certificate of deposit promotions, as we focus on growing our core deposits at a faster pace to reduce our overall cost of funds. During the first nine months of fiscal 2019, however, we have not been as aggressive in maintaining our certificates of deposits based upon funding and liquidity needs. Over this period, time deposits have decreased $8.5 million, or 3.5%, to $238.4 million at December 31, 2018. As interest rates have risen in the past nine months, the market for time deposits has become more competitive with respect to pricing. We have strategically decided not to price at the top of the market, unless through a promotional deposit product, or to match competitor pricing in certain circumstances as a means to manage interest expense. Over this period core deposits have also declined by $12.2 million, or 7.7%, from $157.7 million at March 31, 2018 to $145.5 million at September 30, 2018. The largest decline in core deposits has been in our money market accounts, which declined $10.1 million over this period. The decline in money market accounts is due to a prior promotional campaign offered by the Bank that included a money market account with a six-month introductory rate. During the quarter ended December 31, 2018, many of these introductory rates expired and the Bank was unable to retain many of these depositors. Because of the decrease in deposits, the Company began utilizing a certificate of deposit subscription service in the third quarter of fiscal 2018. The cost of these deposits is more expensive than traditional certificates of deposit because of the ability to provide the funding needed in a timely manner; but can be less costly than borrowing from the Federal Home Loan Bank or other sources. During the first nine months of fiscal 2019 we did not need to utilize this service to originate deposits to support any additional funding requirements.

Borrowings. Borrowings consist of both short and long-term advances from the Federal Home Loan Bank (FHLB). At December 31, 2018, outstanding advances from the FHLB decreased $9.6 million, or 15.9%, to $51.5 million compared to $60.7 million at March 31, 2018. Approximately $6.0 million of this decline occurred during the quarter ended September 30, 2018. During the first nine months of fiscal 2019 there were $30.5 million in borrowings that have either matured or been called. We elected to rollover $21.0 million of those borrowings and pay-off $9.6 million to date. The next date a borrowing is expected to mature or be called is not until August 2019.

At December 31, 2018, $7.5 million of the total advances are considered short-term and mature in less than one year, while the remaining $43.6 million in advances are considered long-term and mature in more than one year (See Note 9 of the Notes to Consolidated Financial Statements). Included in long-term advances is $11.6 million in advances that mature on a quarterly basis; however, they are associated with several cash flow hedge transactions and will be continuously renewed over the expected life of the hedged transactions. The hedge transactions currently have an average life of 5.3 years. Excluding the advances associated with the hedge transactions, the longest outstanding borrowing is for $2.0 million and matures in September 2023.

The FHLB borrowings provide an alternative means to support the cash outflow needed to fund new loan originations in coordination with deposit growth. FHLB borrowings can provide a less expensive means to support cash outflow when compared to selling higher yielding investment securities. These obligations are secured by our residential and home equity loan portfolios. At December 31, 2018, we had the ability to borrow approximately $73.6 million in additional funds from the FHLB, subject to our pledging sufficient assets. These obligations will be repaid as our cash position strengthens.

Equity. Total equity increased $2.4 million or 4.5%, to $56.5 million at December 31, 2018 from $54.1 million at March 31, 2018. The change in equity is primarily attributable to net income of $1.4 million reported for the first nine months of fiscal 2019, along with a $434,000 increase in additional paid in capital resulting from equity awards granted in prior periods and a $412,000 increase in the accumulated other comprehensive loss associated with the fair value of the investment portfolio and cash flow hedges on FHLB borrowings. The fair value of the investment portfolio increased while the fair value of our cash flow hedge decreased due to rising interest rates that occurred over that same period. The Company’s book value per common share was $16.53 at December 31, 2018 compared to $15.87 at March 31, 2018. At December 31, 2018, the Bank remains “well capitalized” as defined under federal regulations.

Analysis of Asset Quality at December 31, 2018, March 31, 2018, and December 31, 2017

The Bank’s asset quality remains a primary focus of management and the Board of Directors. Nonperforming assets at December 31, 2018, were $6.0 million, a decrease of $1.6 million from March 31, 2018 and a $1.1 million decrease from December 31, 2017. Nonperforming assets to total assets decreased from 1.45% at March 31, 2018 to 1.21% at December 31, 2018. Nonperforming assets for the respective periods were as follows:

	At or For The Three	At or For The Year	At or For The Three
	Months Ended	Ended	Months Ended
	December 31, 2018	March 31, 2018	December 31, 2017
	(dollars in thousands)

Nonaccruing loans	$5,196	$5,964	$6,195
Accruing loans delinquent more than 90 days	335	1,206	441
Foreclosed real estate	458	458	451
Total nonperforming assets	$5,989	$7,628	$7,087

Asset Quality Ratios:
Nonperforming loans to gross loans	1.50%	1.84%	1.71%
Nonperforming assets to total assets	1.21%	1.45%	1.36%
Net charge-offs (annualized) to average loans	0.06%	0.26%	0.08%

Nonaccrual loans decreased to $5.2 million at December 31, 2018 compared to $6.0 million at March 31, 2018. At the end of the first quarter of fiscal 2019, nonaccrual loans reached a high of $8.9 million due to the addition of a commercial real estate relationship with a recorded value of $3.1 million. The borrower on this loan continues to make timely payments to date under the original terms of that loan and has never been delinquent; however, review of their financial information indicates they do not have sufficient cash flow to service the debt, thus we have placed it on nonaccrual status. To date there is no impairment associated with this relationship based upon the most recently obtained appraised value. In July 2018, another commercial real estate loan that was already on nonaccrual, with a recorded value of $3.3 million, was resolved and paid-off with no loss to the Bank. Proceeds from the pay-off included payment of principal, past due interest and all legal and other expenses incurred. In addition, several other nonaccrual commercial loans paid-off during the quarter ended December 31, 2018 with minimal additional charge-offs, including a $197,000 commercial real estate loan, $254,000 in investor loans to one borrower, and two commercial lease loans equaling $66,000. The aggregate of the loans just described is primarily responsible for the $768,000 decrease in nonaccrual loans from March 31, 2018 to December 31, 2018.

As of December 31, 2018, there are two commercial real estate relationships totaling $4.1 million that are a part of the $5.2 million in nonaccrual loans, including the one relationship that was added in the first quarter of fiscal 2019 that was previously discussed. Both relationships have been reviewed for impairment and recorded at their fair value based upon recent appraisals, one of which has incurred $1.9 million in write-downs through charge-offs over the past two years. Management continues to actively explore options and work with the borrowers to obtain the best outcome for the Bank, which may or may not result in new or additional write-downs.

There were $143,000 in nonaccrual commercial business loans at December 31, 2018 compared to $165,000 at March 31, 2018. The recorded book balance of $143,000 in loans is primarily comprised of three commercial lease loans to different borrowers with a combined contractual balance of $399,000 and charge-offs totaling $261,000. The purpose of the loans was to provide funding to purchase medical equipment related to cosmetic surgery. Based upon the inability to generate sufficient revenue, the borrowers stopped making payments on the leases or asked for the equipment to be repossessed. All three loans are fully guaranteed by the respective borrowers.

The remaining balance of nonaccrual loans at December 31, 2018 30, 2018 consisted of $797,000 in one-to four-family residential mortgage loans, including two loans with a book balance of $271,000 that were acquired loans, and $96,000 in residential investor loans. The majority of the residential investor loans were acquired in the Fairmount acquisition.

Included in nonperforming assets are accruing loans delinquent more than 90 days. These loans represent loans that are on accrual status and making payments, however, such loans are 90 days past their contractual maturity date, and therefore reported as nonperforming. At March 31, 2018, these loan balances were elevated as they related to several borrowing relationships that are comprised of many smaller investor (residential non-owner occupied) loans that matured at the same time. The decline over fiscal 2019 is a result of the Bank’s credit department working diligently to obtain the necessary financial information from these borrowers so that these loans can either be renewed or extended accordingly.

Loans 30-89 days past due decreased $322,000 to $948,000 at December 31, 2018 from $1.3 million at March 31, 2018. This decrease is attributable to a $540,000 and $123,000 decrease in delinquencies associated with one-to four-family residential mortgage loans and consumer loans, respectively, partially offset by a $311,000 increase in commercial business loans. Delinquencies related to one-to four-family residential loans decreased $540,000 from $823,000 at March 31, 2018 to $283,000 at December 31, 2018 due to the pay-off of one delinquent loan with a book balance of $555,000; while consumer loans decreased $123,000 over this same nine-month period due to a $127,000 decline in delinquent recreational vehicles. These decreases were partially offset by an increase in delinquent commercial business loans from $270,000 at March 31, 2018 to $581,000 at December 31, 2018. At September 30, 2018 there were no delinquent commercial business loans. The increase of $581,000 from September 30, 2018 to December 31, 2018 is related to four commercial medical lease loans. The Bank is monitoring the delinquent loans closely and working with the borrowers to develop a payment plan. If the borrowers are unable to bring these loans current or re-pay or re-finance the respective loans, there could be future charge-offs associated with these loans based upon collateral values.

Foreclosed real estate at December 30, 2018 was $458,000; unchanged from March 31, 2018. At December 31, 2018 there were five properties that comprised the foreclosed real estate balance. One of the five properties consists of semi-developed land with a fair value of $411,000. The property is listed for sale and is participated with another financial institution, with Hamilton being the lead lender. The remaining four properties totaling $70,000 are all participations and comprised of one-to- four family residential mortgage loans in which Hamilton owns less than 15% of and is not the lead lender. During the quarter ended December 31, 2018, one property that was booked to foreclosed real estate earlier in the year for $130,000 was sold at a loss of $4,200.

The Bank recorded a $382,000 provision for loan loss during the first nine months of fiscal 2019 compared to a $625,000 provision for loan loss for the same period a year ago. The provision for loan loss for the nine months ended December 31, 2018 was a result of $173,000 in net charge-offs and roughly $294,000 in additional reserves associated with the revaluation of our environmental factors in the prior quarter (see Note 1 of the Financial Statements under Summary of Significant Accounting Policies for further discussion), partially offset by a decline in loan balances; compared to prior year provisions which were primarily related to growth within the loan portfolio due to organic loan originations and loan purchases. The allowance for loan losses at December 31, 2018 totaled $3.0 million, or 0.82% of gross loans, compared to the same $2.8 million, or 0.73% of gross loans, at March 31, 2018. The change in percentage was due to in part to both the decrease in overall loan balances and the increase in the allowance for loan losses itself. This overall percentage remains relatively low compared to peers as a result of our acquired loan portfolios. Loans acquired in an acquisition are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses. We continue to monitor and manage the acquired loan portfolio to determine if additional provisions are necessary in relation to the estimated fair value placed on those loans at acquisition date as determined by management.

The activity in the allowance for loan losses for the nine-month period ended December 31, 2018 includes $297,000 in charge-offs, offset by $124,000 in recoveries and a $382,000 provision for loan losses. We currently review the adequacy of the allowance for loan losses on a quarterly basis and are proactively managing problem assets. Based upon our analysis, we believe this allowance appropriately reflects the inherent risk of loss in our loan portfolio at December 31, 2018. We estimate the allowance for loan losses based upon a four-year charge-off history and certain environmental factors.

Results of Operations for the Three Months Ended December 31, 2018 and 2017 (unaudited)

General. Net loss for the quarter ended December 31, 2018 was $125,000, or $0.04 per common share, compared to net loss of $1.9 million, or $0.60 per common share for the quarter ended December 31, 2017; an improvement of $1.8 million quarter-over-quarter. The improvement was largely due to a $2.2 million tax adjustment in the prior year period to the Company’s net deferred tax asset resulting from the reduction in the corporate tax rate associated with the federal government’s passage of the Jobs Act; whereas there was no tax expense or benefit for the three month period ended December 31, 2018 because of the valuation allowance established at March 31, 2018 on the deferred tax asset. Also contributing to a lower net loss were the lower provision for loan losses, partially offset by a decrease in net interest income associated with rising rates on deposits and borrowings, a decline in noninterest revenue, and an increase in noninterest expenses related to $503,000 thousand in merger related expenses associated with the pending acquisition by Orrstown. Excluding the merger costs, net income would have been $378,000, or $0.12 per common share, for the three months ended December 31, 2018 compared to a net loss of $1.9 million, or $0.60 per common share for the quarter ended December 31, 2017.

Net Interest Income. Net interest income decreased $199,000, or 5.5%, to $3.4 million for the three-months ended December 31, 2018 compared to $3.6 million for the three-months ended December 31, 2017. The decrease in net interest income was due to a $425,000 increase in interest expense, partially offset by a $226,000 increase in interest revenue. The net interest margin decreased 13 basis point from 3.07% for the three months ended December 31, 2017 to 2.94% for the three months ended December 31, 2018.

The increase in interest revenue quarter-over-quarter was due to an increase in the average yield on interest-earning assets, partially offset by a decrease in the average balance of those same assets. The average yield on interest-earning assets increased 26 basis points to 4.10% from 3.84%, while the average balance decreased $7.1 million, or 1.5%, for the quarter ended December 31, 2018 compared to the same period in fiscal 2018. The decrease in average balances was primarily due to a declining investment portfolio.

The increase in interest expense for the quarter ended December 31, 2018 compared to the same quarter last year was the result of a 43 basis points increase in the average cost of interest-bearing liabilities. The average cost of interest-bearing liabilities increased from 0.88% for the three months ended December 31, 2017 to 1.31% for the three months ended December 31, 2018. Partially offsetting the rise in the average cost was a decrease of $8.7 million in the average balance of interest-bearing liabilities from $420.4 million to $411.7 million. The decrease resulted from the decline in average interest-bearing deposits.

Interest Revenue. Interest revenue increased $226,000, or 4.9% to $4.8 million during the three months ended December 31, 2018 compared to $4.6 million for the three months ended December 31, 2017. The increase resulted from increases in interest and fees on loans and interest on federal funds sold and other bank deposits, partially offset by a decrease in interest revenue from investment securities.

Interest and fees on loans increased $156,000, or 3.8%, to $4.3 million for the three months ended December 31, 2018, compared to $4.1 million for the three months ended December 31, 2017. The increase in interest and fees on loans is due to a 19-basis point increase in the average yield earned on loans from 4.42% to 4.61% for the comparable periods. The increase in average yield is a result of higher interest rates on new loan originations, as well as interest revenue realized through the pay-off of certain purchased credit impaired loans (PCI) associated with our prior acquisitions. Partially offsetting the increase in interest revenue associated with the average yield is a $2.1 million decrease in the average balance of net loans from $371.5 million to $369.3 million quarter-over-quarter. The decrease in average loans was attributable to normal attrition associated with a larger loan portfolio resulting from loan purchases in the prior year, along with several large commercial relationships and loans that paid-off during the year.

Interest revenue on total investment securities decreased $25,000 to $414,000 for the three months ended December 31, 2018 from $439,000 for the three months ended December 31, 2017. The decrease is due to the average balance of investment securities decreasing $19.0 million, or 21.1%, to $71.2 million for the three months ended December 31, 2018 from $90.2 million for the same period last year, while the average yield increased 38 basis points to 2.33% from 1.95%. The largest decrease in investment securities was in mortgage-backed securities, which decreased $16.2 million to $51.7 million for the three months ended December 31, 2018 from $67.9 million for the same period last year. The average balance of investment securities other than mortgage-backed securities also decreased quarter-over-quarter by $2.8 million. The overall decrease in average investments is attributable to normal principal paydowns related to mortgage-backed securities over the past twelve months as no securities were sold during this period. One investment security, with a book value of $2.0 million, was purchased during the first quarter of fiscal 2019.

Interest Expense. Interest expense increased $425,000, or 45.6%, to $1.3 million for the three months ended December 31, 2018 compared to $924,000 for the same period in fiscal 2018, due to the increase in the average cost of both interest-bearing deposits and borrowings. The average cost of interest-bearing deposits increased 36 basis points from 0.78% for the three months ended December 31, 2017 to 1.14% for the three months ended December 31, 2018. The increase in average cost was partially offset by a decrease in the average balance of interest-bearing deposits. The average balance of interest-bearing deposits decreased $8.1 million, or 2.2%, to $358.7 million for the three months ended December 31, 2018 from $366.8 million for the three months ended December 31, 2017. Due to the increase in costs, the interest expense associated with interest-bearing deposits increased $306,000, or 42.8%, period-over-period.

For the three-month period ended December 31, 2018, average interest-bearing deposit balances decreased for all types of deposits other than checking accounts which increased $4.6 million, when compared to the same period a year ago. As interest rates have risen over the past year, the market competition for deposits, in particular time deposits and money market accounts, has become more competitive with respect to pricing. We have strategically decided not to price our deposits at the top of the market, unless through a promotional deposit product, or to match competitor pricing in certain circumstances as a means to manage interest expense. The Company continues to focus on generating lower cost, core deposits (which includes all deposits other than certificates of deposit) to support continued loan growth. The average balance of core interest-bearing deposits decreased $3.1 million, or 2.6%, to $123.7 million for the three-month period ended December 31, 2018 compared to $126.8 million for the three months ended December 31, 2017. The average balance of time deposits also decreased $5.0 million, or 2.1%, to $235.0 million for the quarter ended December 31, 2018 compared to $239.9 million for the quarter ended December 31, 2017.

Noninterest-bearing deposits allow us to fund growth in interest-earning assets at minimal cost. Average noninterest-bearing deposits decreased $159,000, or less than 1.0%, to $29.5 million for the three months ended December 31, 2018, compared to $29.7 million for the three months ended December 31, 2017. Our cash management personnel and commercial loan officers remain focused in working with commercial clients to move their core deposit relationships to Hamilton Bank and provide lower cost of funds.

For the three-month period ended December 31, 2018, average borrowings were $53.0 million compared to an average balance of $53.6 million for the same period a year ago. The decrease in borrowings is associated with maturing FHLB advances that were paid-off versus rolled over at higher interest rates, partially offset with new advances entered into at the end of December 2017 that coincided with specific loan purchases and a seasonal decline in deposits. The borrowings at December 31, 2018 consist of only advances from the FHLB and totaled $51.1 million; a decrease of $8.5 million since June 30, 2018. Due to rising interest rates, we have paid-off maturing advances based upon available liquidity at that time versus rolling the advance over at the higher rate. Borrowings carry an average rate of 2.48% for the three months ended December 31, 2018; a 91 basis points increase from 1.57% for the same period a year ago. Borrowing from the FHLB in today’s low interest rate environment can be a more cost-effective means to obtain funds if deposits are not growing compared to selling investment securities that are earning a higher yield.

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

	Three Months Ended December 31,
	(dollars in thousands)
	2018			2017
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Interest bearing deposits with banks	$26,950	$113	1.68%	$12,850	$19	0.59%
Investment securities (1)	19,478	143	2.94%	22,310	141	2.53%
Mortgage-backed securities	51,739	271	2.10%	67,919	298	1.76%
Loans receivable, net (2)	369,337	4,260	4.61%	371,486	4,103	4.42%
Total interest-earning assets	467,504	4,787	4.10%	474,565	4,561	3.84%
Noninterest-earning assets	34,465			43,173
Total assets	$501,969			$517,738

Interest-bearing liabilities:
Statement savings	$39,648	$25	0.25%	$43,080	$13	0.12%
Checking accounts	29,601	3	0.04%	24,996	2	0.03%
Money market	54,468	90	0.66%	58,761	74	0.50%
Certificates of deposit	234,957	902	1.54%	239,920	625	1.04%
Total interest-bearing deposits	358,674	1,020	1.14%	366,757	714	0.78%
Borrowings	53,011	329	2.48%	53,645	210	1.57%
Total interest-bearing liabilities	411,685	1,349	1.31%	420,402	924	0.88%

Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	29,549			29,708
Other noninterest-bearing liabilities	5,233			6,026
Total liabilities	446,467			456,136
Total shareholders’ equity	55,502			61,602
Total liabilities and shareholders’ equity	$501,969			$517,738

Net interest income		$3,438			$3,637
Net interest rate spread (3)			2.79%			2.98%
Net interest-earning assets (4)	$55,819			$54,163
Net interest margin (5)			2.94%			3.07%
Average interest-earning assets to average interest-bearing liabilities	113.56%			112.88%

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

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was $80,000 charged to the provision for loan losses for the three months ended December 31, 2018 compared to a provision for loan loss of $345,000 for the three months ended December 31, 2017. In the current quarter, the $80,000 provision for loan loss recorded is primarily attributable to $80,000 in net charge-offs experienced during the quarter; compared to the provision for the prior year quarter, which was related to net charge-offs of $206,000 and growth within the loan portfolio, as reflected in the table below.

The allowance for loan losses was $3.0 million, or 54.8% of non-performing loans at December 31, 2018 compared to $2.6 million, or 39.3% of non-performing loans at December 31, 2017. The increase in the percentage is a result of the $1.1 million decrease in nonperforming loans over this period, partially offset by a $421,000 increase in the allowance for loan losses. The $5.5 million in non-performing loans at December 31, 2018 primarily consisted of two commercial real estate relationships totaling $4.1 million. The first relationship has a recorded value of $2.9 million and was placed on nonaccrual in June 2018, while the second relationship has a book value of $1.2 million and has had $1.9 million in charge-offs over the past two years. Both relationships have been recorded at their net realizable fair value based upon recent appraisals. No additional charge-offs are anticipated with these relationships at this time; however, changes in property values and other circumstances may result in additional charge-offs at a later date.

During the three months ended December 31, 2018, loan charge-offs totaled $167,000 with recoveries of $87,000, compared to $211,000 in charge-offs and $5,000 in recoveries during the three months ended December 31, 2017. During fiscal year 2019, we expect that we will continue our emphasis in growing commercial real estate and commercial business loans, which have higher interest rates than one-to four-family mortgage loans, thus are generally considered to bear higher risk than one-to four-family mortgage loans and could contribute to higher loan loss provisions going forward.

Summary of Allowance for Loan Losses Activity. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended
	December 31,
	2018	2017
	(dollars in thousands)

Allowance for loan losses at beginning of period	$3,031	$2,471
Charge-offs:
Real estate loans:
Residential	-	-
Investor	33	111
Commercial	-	100
Commercial construction	-	-
Commercial business	134	-
Home equity	-	-
Consumer	-	-
Total charge-offs	167	211
Recoveries	87	5
Net charge-offs	80	206
Provision for loan losses	80	345
Allowance for loan losses at end of period	$3,031	$2,610

Allowance for loan losses to non-performing loans	54.80%	39.33%
Allowance for loan losses to total loans outstanding at the end of the period	0.82%	0.67%
Net charge-offs to average loans outstanding during the period (annualized)	0.09%	0.22%

Noninterest Revenue. Noninterest revenue decreased $181,000 to $281,000 for the three months ended December 31, 2018, compared to $463,000 for the three months ended December 31, 2017. The following table outlines the changes in noninterest revenue for the three-month periods.

	Three months ended
	December 31,
	2018	2017	$ Change	% Change
Service charges	$123,885	$109,151	$14,734	13.5
Loss on sale of investment securities	-	(12,736)	12,736	100.0
Gain on sale of loans held for sale	8,609	-	8,609	N/A
Gain on sale of property and equipment	-	212,743	(212,743)	(100.0)
Earnings on bank-owned life insurance	115,419	123,597	(8,178)	(6.6)
Other fees and commissions	33,260	29,860	3,400	11.4

Total noninterest revenue	$281,173	$462,615	$(181,442)	(39.2)

Service charges associated with retail and commercial deposit products increased during the three-months ending December 31, 2018 compared to the same period a year ago. Management remains focused on growing core deposits, particularly checking accounts, which typically generate more service fee income. The average balance relating to overall checking accounts for the three months ended December 31, 2018 was $59.2 million compared to an average balance of $54.7 million at December 31, 2017, an increase of 8.1%, or $4.4 million. We continue to review and evaluate our fee structure to be more aligned with our market. Customers, however, have become more cost conscious of fees and better manage their deposit relationship with the Bank.

During the three months ended December 31, 2018, the Company was able to enhance noninterest revenue by $9,000 relating to gains on loans sold to the secondary market. In the last quarter of fiscal 2017 and into fiscal 2018, the Company purposely held in portfolio the majority of our residential loan originations to partially offset the increased run-off associated with this loan segment. The increased run-off was due to higher balances resulting from our two prior acquisitions. Beginning in fiscal 2019, however, we again started to sell qualified residential loan originations into the secondary market as a means to generate noninterest revenue and diversify our income stream. In the prior year three-month period we also realized losses on the sale of investment securities of $13,000 compared to none for the three months ended December 31, 2018.

The $213,000 gain on sale of property and equipment for the prior year quarter ended December 31, 2017 is related specifically to the sale of our Pigtown branch in Baltimore City, along with various furniture and equipment that was associated with the property. This branch was relocated within the same community, but to a smaller, more efficient space that provided operational cost savings.

The other components that make up noninterest revenue for the three months ended December 31, 2018 include a $3,000 increase in other fees and commissions, along with an $8,000 decline in earnings associated with BOLI due to a reduction in the cash surrender value of the Company’s outstanding BOLI related to the pay-out of death benefits in the fourth quarter of fiscal 2018. Other fees and commissions include the collection of certain loan fees, merchant card services and other miscellaneous items.

Noninterest Expense. Noninterest expense increased $434,000 to $3.8 million for the three months ended December 31, 2018 compared to $3.3 million for the three months ended December 31, 2017. The increase is attributable to $503,000 in merger expenses related to the pending merger with Orrstown. These expenses include legal fees and services provided by the Company’s investment bankers. The following table outlines the changes within noninterest expense for those periods.

	Three months ended
	December 31,
	2018	2017	$ Change	% Change
Salaries and benefits	$2,027,646	$1,819,035	$208,611	11.5
Occupancy	253,488	259,595	(6,107)	(2.4)
Advertising	21,524	22,487	(963)	(4.3)
Furniture and equipment	103,400	92,894	10,506	11.3
Data processing	202,915	176,114	26,801	15.2
Legal services	70,115	153,615	(83,500)	(54.4)
Other professional services	96,510	218,879	(122,369)	(55.9)
Merger related expenses	502,835	-	502,835	N/A
Deposit insurance premiums	56,760	91,470	(34,710)	(37.9)
Foreclosed real estate expense and losses	4,447	43,706	(39,259)	89.8
Other operating	424,505	452,423	(27,918)	(6.2)

Total noninterest expense	$3,764,145	$3,330,218	$433,927	13.0

Excluding merger costs, overall our operating expenses have remained relatively unchanged, despite decreases in certain operating expenses related to specific expenses incurred in the prior year, offset by increases in other operating expenses, particularly salaries and benefits. We have been able to manage a larger loan portfolio from an operational cost basis and continue to increase our interest revenue. However, the recent rise in interest rates and the impact to our cost of funds has resulted in a higher efficiency ratio of 87.7% for the three months ended December 31, 2018 compared to 81.2% for the three months ended December 31, 2017. The efficiency ratio presented excludes the $503,000 in merger related expenses. Management remains committed to reducing operational expenses.

Salaries and benefit expense remain our highest operational cost and increased by $209,000, or 11.5%, quarter-over-quarter. This increase is due to annual evaluations and respective salary increases, along with bonus accruals that were not present in the prior year period due to our net loss position, partially offset by unfilled positions and a decrease in employee benefits related to lower costs associated with our employee stock ownership plan (ESOP). The decrease in the ESOP is related to the decrease in the Company’s average stock price quarter-over-quarter. Also included in salaries and benefits for the three months ended December 31, 2018 and 2017, is $91,000 and $80,000 in expense, respectively, relating to prior equity awards granted to officers under the Company’s Equity Incentive Plan. The equity awards provide for management to have a vested interest in the performance of the company and share in the benefit of an increase in shareholder value. Similarly, other operating expenses for the same periods include $35,000 in expense associated with equity awards granted to Directors.

The Company realized an increase in operating expenses relating to furniture and equipment and data processing for the three-month periods ended December 31, 2018 compared to the 2017 period. Data processing costs increased $27,000 for the comparable quarters due to annual cost increases, along with the introduction of new technology that has made banking easier for our customers, including products such as mobile banking and our on-line consumer loan application.

The Company has been able to offset the increase in certain noninterest expenses through reduced operating expenses in other operational areas, including legal and other professional services. Legal fees are lower by $84,000 due to fewer problem assets and the exclusion of certain costs incurred in the prior year period, including our charter conversion and branch sale and re-location. Other professional services also declined by $122,000 due to the exclusion of certain costs incurred in the prior year period, including the use of a financial consultant to assist with strategy and non-compete payments made to executives associated with the Fraternity Community Bancorp, Inc. acquisition. The terms and the payments under the consulting and non-compete agreements were fully satisfied in March and April 2018, respectively. FDIC insurance premiums decreased $35,000 to $57,000 for the three months ended December 31, 2018 compared to $91,000 for the three months ended December 31, 2017. The decrease in the premiums is attributable to a reduction in nonaccrual loans quarter-over-quarter and an increase in the Bank’s capital position due to the $2 million of new capital brought down from the Holding Company to the Bank in August 2018. Foreclosed real estate expense also decreased $39,000 due to a write-down of one property in the prior year quarter to its net realizable value determined through a newly obtained appraisal.

Income Tax Expense. For the three months ended December 31, 2018, the Company did not report any income tax benefit on pre-tax loss of $125,000 compared to tax expense of $2.4 million for the three months ended December 31, 2017 after pre-tax income of $425,000. There was no tax expense during the current quarter due to the release of a portion of the valuation allowance on our net deferred tax assets established in the prior fiscal year. In accordance with Accounting Standards Codification (ASC) 740, Accounting for Income Taxes, at December 31, 2018, the Company has assessed whether the deferred tax assets are more likely than not to be realized based on an evaluative process that considers all available positive and negative evidence. As part of this evaluative process, management considered the following sources of taxable income: 1.) taxable income in prior carryback years; 2.) the future reversals of taxable temporary differences; 3.) tax planning strategies; and 4.) future taxable income exclusive of reversing temporary differences and carryforwards. In making a conclusion, management evaluated all the available positive and negative evidence impacting these sources of taxable income. The first three options are more quantifiable and verifiable; however, management has concluded they are not viable sources of taxable income. As such, the positive evidence that has been most heavily relied upon, but the most subjective, is future taxable income exclusive of reversing temporary differences and carryforwards. Based upon the Company being in a three-year cumulative loss position, which creates negative evidence, and because this evidence is considered significant, management has concluded that there is more negative evidence than positive evidence and therefore, it is more likely than not that the Company will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the net deferred tax assets.

If, in the future, the Company generates taxable income on a sustained basis sufficient to support the deferred tax assets, the need for a deferred tax valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation at that time. The establishment of a valuation allowance on our deferred tax assets for financial reporting purposes does not affect how the net operating loss carryforwards may be utilized on our subsequent income tax returns. The valuation allowance on the Company’s net deferred tax assets decreased $94,000 to $5.3 million at December 31, 2018, from $5.4 million at September 30, 2018 due to $503,000 in non-deductible merger expenses, partially offset by the net loss of $125,000 and adjustments for permanent and temporary differences between book and tax expenses. Income tax expense for the periods reported is based upon year-to-date results and may not be reflective of annual earnings.

The large tax expense for the prior year quarter ended December 31, 2017 is directly related to the passage of the Jobs Act that was signed into law on December 22, 2017. The Act amended the Internal Revenue Code to reduce income tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduces the federal corporate income tax rate from a maximum 35 percent to a flat 21 percent tax rate. As a result, our net deferred tax assets at that time, which were based upon a 34 percent corporate tax rate, had to be re-evaluated to reflect the new tax rate of 21 percent. This one-time non-cash adjustment was estimated to be $2.2 million and was recorded through income tax expense.

Results of Operations for the Nine Months Ended December 31, 2018 and 2017 (unaudited)

General. Net income was $1.4 million, or $0.44 per common share for the nine-month period ended December 31, 2018 compared to a net loss of $1.1 million, or $0.35 per common share for the same period in fiscal 2018, a period-over-period increase of $2.5 million. The increase in net income is largely due to a $2.2 million tax adjustment in the prior year period to the Company’s net deferred tax asset resulting from the reduction in the corporate tax rate associated with the federal government’s passage of the Jobs Act; whereas there was no tax expense or benefit for the nine month period ended December 31, 2018 because of the valuation allowance established at March 31, 2018 on our deferred tax asset. Also contributing to a higher net income was an increase in net interest income associated with higher average loan balances and a lower provision for loan losses, partially offset by a decline in noninterest revenue and an increase in operating expenses realized in the nine-month period ended December 31, 2018. The increase in operating expenses is related to $559,000 in merger related expenses associated with the pending merger with Orrstown. Excluding the merger expenses, net income would have been $2.0 million, or $0.62 per common share, for the nine months ended December 31, 2018.

Net Interest Income. Net interest income increased $153,000, or 1.4%, to $11.0 million for the nine months ended December 31, 2018 compared to $10.8 million for the nine months ended December 31, 2017. The increase in net interest income was due to a $1.3 million increase in interest revenue, partially offset by a $1.1 million increase in interest expense. The increase in interest revenue was due to an increase in the average balance of interest-earning assets, particularly higher yielding loans, as well as an increase in average yield on interest-earning assets. The average balance in interest-earning assets increased $7.8 million, or 1.6%, over the first three quarters of fiscal year 2019 compared to the same period in fiscal 2018, while the average yield increased 30 basis points to 4.09% from 3.79%, respectively. The average balances increased period-over-period due to organic loan growth and the purchase of several pools of loans in the second half of fiscal 2018, including residential mortgage loan pools totaling $19.2 million and several guaranteed SBA loans equal to $3.2 million.

The increase in interest expense for the nine-month period ended December 31, 2018 compared to the same period last year was the result of a 35 basis points increase in the average cost of interest-bearing liabilities. The average cost of interest-bearing liabilities increased from 0.81% for the nine months ended December 31, 2017 to 1.16% for the nine months ended December 31, 2018. In addition, the average balance of interest-bearing liabilities also increased $6.0 million from $417.2 million to $423.3 million. The increase resulted from the growth in average borrowings, partially offset by a decrease in average interest-bearing deposits. The net interest margin decreased 1 basis point from 3.07% for the nine months ended December 31, 2017 to 3.06% for the nine months ended December 31, 2018.

Interest Revenue. Interest revenue increased $1.3 million, or 9.6% to $14.7 million during the nine months ended December 31, 2018 compared to $13.4 million for the nine months ended December 31, 2017. The increase resulted from increases in interest and fees on loans and interest on federal funds sold and other bank deposits, partially offset by a decrease in interest on investment securities.

Interest and fees on loans increased $1.2 million, or 9.9%, to $13.1 million for the nine months ended December 31, 2018, compared to $11.9 million for the nine months ended December 31, 2017. The increase in interest and fees on loans is due to a $20.5 million increase in the average balance of net loans from $354.1 million to $374.6 million period-over-period. The increase in average loans is attributable to organic growth generated by our commercial lending area and strategic loan purchases that occurred in the second half of fiscal 2018. In addition, the average yield earned on loans increased 17 basis points from 4.48% for the nine months ended December 31, 2017 to 4.65% for the nine months ended December 31, 2018. The increase in yield is a result of interest revenue recognized over the first nine months of the fiscal year relating to early pay-offs on acquired loans and the associated purchase accounting marks, pay-off on a $3.3 million nonaccrual commercial loan in which all past due interest was collected, as well as overall higher rates on new loan originations due to rising interest rates.

Interest revenue on total investment securities decreased $137,000 to $1.3 million for the nine months ended December 31, 2018 from $1.4 million for the nine months ended December 31, 2017. The decrease is due to the average balance of investment securities decreasing $22.5 million, or 23.1%, to $74.8 million for the nine months ended December 31, 2018 from $97.3 million for the same period last year, while the average yield increased 33 basis points to 2.25% from 1.92%. The largest decrease in investment securities was in mortgage-backed securities, which decreased $18.8 million to $54.9 million for the nine months ended December 31, 2018 from $73.6 million for the same period last year. The average balance of investment securities other than mortgage-backed securities also decreased period-over-period by $3.7 million. The decrease in average investments is attributable to both normal principal paydowns related to mortgage-backed securities over the past twelve months, along with $11.6 million in securities that were sold between August and December 2017. There were no securities sold and only one investment security, with a book value of $2.0 million, purchased during the first quarter of fiscal 2019.

Interest Expense. Interest expense increased $1.1 million, or 44.3%, to $3.7 million for the nine months ended December 31, 2018 compared to $2.5 million for the same period in fiscal 2018, due to the increase in the average cost of both interest-bearing deposits and borrowings. The average cost of interest-bearing deposits increased 29 basis points from 0.73% for the nine months ended December 31, 2017 to 1.02% for the nine months ended December 31, 2018. The increase in the average cost of interest-bearing deposits was partially offset by a decrease in the average balance of interest-bearing deposits. The average balance of interest-bearing deposits decreased $5.9 million, or 1.6%, to $367.3 million for the nine months ended December 31, 2018 from $373.2 million for the nine months ended December 31, 2017. Due to the increase in average costs, the interest expense associated with interest-bearing deposits increased $771,000, or 37.7%, period-over-period.

For the nine-month period ended December 31, 2018, average interest-bearing deposit balances decreased for all types of deposits other than checking accounts which increased $4.1 million, when compared to the same period a year ago. As interest rates have risen over the past year, the market for deposits, in particular time deposits and money market accounts, has become more competitive with respect to pricing. We have strategically decided not to price our deposits at the top of the market, unless through a promotional deposit product, or match competitor pricing in certain circumstances as a means to manage interest expense. The Company continues to focus on generating lower cost, core deposits (which includes all deposits other than certificates of deposit) to support continued loan growth. The average balance of core interest-bearing deposits decreased $3.0 million, or 2.3%, to $129.1 million for the nine-month period ended December 31, 2018 compared to $132.0 million for the nine months ended December 31, 2017. The average balance of time deposits also decreased $2.9 million, or 1.2%, to $238.3 million compared to $241.2 for the same periods, respectively.

Noninterest-bearing deposits allow us to fund growth in interest-earning assets at minimal cost. Average noninterest-bearing deposits decreased $428,000, or 1.4%, to $29.2 million for the nine months ended December 31, 2018, compared to $29.6 million for the nine months ended December 31, 2017. Our cash management personnel and commercial loan officers remain focused in working with commercial clients to move their core deposit relationships to Hamilton Bank and provide lower cost of funds.

For the nine-month period ended December 31, 2018, average borrowings were $56.0 million compared to an average balance of $44.0 million for the same period a year ago. The increase in average borrowings is associated with funds needed to purchase several loan portfolios over the last half of fiscal 2018 and a declining deposit base. The borrowings at December 31, 2018 consist of only advances from the FHLB and totaled $51.1 million; a decrease of $8.5 million since June 30, 2018. Due to rising interest rates, we have paid-off maturing advances based upon available liquidity at that time versus rolling the advance over at the higher rate. The borrowings carry an average rate of 2.48% for the nine months ended December 31, 2018; a 91 basis points increase from 1.57% for the same period a year ago. Borrowing from the FHLB in today’s low interest rate environment can be a more cost-effective means to obtain funds if deposits are not growing compared to selling investment securities that are earning a higher yield.

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

	Nine Months Ended December 31,
	(dollars in thousands)
	2018			2017
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Cash and cash equivalents	$29,413	$338	1.53%	$19,636	$100	0.68%
Investment securities (1)	19,915	449	3.01%	23,635	446	2.52%
Mortgage-backed securities	54,890	811	1.97%	73,637	951	1.72%
Loans receivable, net (2)	374,593	13,072	4.65%	354,132	11,891	4.48%
Total interest-earning assets	478,811	14,670	4.09%	471,040	13,388	3.79%
Noninterest-earning assets	34,546			43,526
Total assets	$513,357			$514,566

Interest-bearing liabilities:
Statement savings	$40,449	$50	0.16%	$43,771	$41	0.12%
Checking accounts	30,018	8	0.04%	25,966	7	0.04%
Money market	58,583	292	0.66%	62,308	243	0.52%
Certificates of deposit	238,262	2,465	1.38%	241,176	1,753	0.97%
Total interest-bearing deposits	367,312	2,815	1.02%	373,221	2,044	0.73%
Borrowings	55,952	860	2.05%	44,022	503	1.52%
Total interest-bearing liabilities	423,264	3,675	1.16%	417,243	2,547	0.81%

Noninterest-bearing liabilities and equity:
Noninterest-bearing deposits	29,157			29,585
Other noninterest-bearing liabilities	5,475			6,604
Total liabilities	457,896			453,432
Total shareholders’ equity	55,461			61,134
Total liabilities and shareholders’ equity	$513,357			$514,566

Net interest income		$10,995			$10,841
Net interest rate spread (3)			2.93%			2.98%
Net interest-earning assets (4)	$55,547			$53,797
Net interest margin (5)			3.06%			3.07%
Average interest-earning assets to average interest-bearing liabilities	113.12%			112.89%

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

Provision for Loan Losses. We establish provisions for loan losses that are charged to operations in order to maintain the allowance for loan losses at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. There was $382,000 charged to the provision for loan losses for the nine months ended December 31, 2018 compared to a provision for loan loss of $625,000 for the nine months ended December 31, 2017. In the first three quarters of fiscal 2019, the $382,000 provision for loan loss recorded is primarily attributable to $173,000 in net charge-offs experienced over this period and roughly $294,000 in additional reserves associated with the revaluation of our environmental factors (see Note 1 of the Financial Statements under Summary of Significant Accounting Policies for further discussion), partially offset by a decline in loan balances; compared to the provision for the prior year comparable period, which was related to net charge-offs of $210,000 and growth within the loan portfolio, as reflected in the table below.

The allowance for loan losses was $3.0 million, or 54.8% of non-performing loans at December 31, 2018 compared to $2.6 million, or 39.3% of non-performing loans at December 31, 2017. The increase in the percentage is a result of the $1.1 million decrease in nonperforming loans over this period, partially offset by a $421,000 increase in the allowance for loan losses. The $5.5 million in non-performing loans at December 31, 2018 primarily consisted of two commercial real estate relationships totaling $4.1 million. The first relationship has a recorded value of $2.9 million and was placed on nonaccrual in June 2018, while the second relationship has a book value of $1.2 million and has had $1.9 million in charge-offs over the past two years. Both relationships have been recorded at their net realizable fair value based upon appraisals performed within the last year. No additional charge-offs are anticipated with these relationships at this time; however, changes in property values and other circumstances may result in additional charge-offs at a later date.

During the nine months ended December 31, 2018, loan charge-offs totaled $297,000 with recoveries of $124,000, compared to $236,000 in charge-offs and $26,000 in recoveries during the nine months ended December 31, 2017. During fiscal year 2019, we expect that we will continue our emphasis in growing commercial real estate and commercial business loans, which have higher interest rates than one-to four-family mortgage loans, thus are generally considered to bear higher risk than one-to four-family mortgage loans and could contribute to higher loan loss provisions going forward.

Summary of Allowance for Loan Losses Activity. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Nine Months Ended
	December 31,
	2018	2017
	(dollars in thousands)

Allowance for loan losses at beginning of period	$2,822	$2,195
Charge-offs:
Real estate loans:
Residential	14	9
Investor	41	126
Commercial	31	100
Construction	-	-
Commercial business	209	-
Home equity	-	-
Consumer	2	1
Total charge-offs	297	236
Recoveries	124	26
Net charge-offs	173	210
Provision for loan losses	382	625
Allowance for loan losses at end of period	$3,031	$2,610

Allowance for loan losses to non-performing loans	54.80%	39.33%
Allowance for loan losses to total loans outstanding at the end of the period	0.82%	0.67%
Net charge-offs to average loans outstanding during the period (annualized)	0.06%	0.08%

Noninterest Revenue. Noninterest revenue decreased $155,000, or 15.2%, to $868,000 for the nine months ended December 31, 2018, compared to $1.0 million for the nine months ended December 31, 2017. The following table outlines the changes in noninterest revenue for the nine-month periods.

	Nine months ended
	December 31,
	2018	2017	$ Change	% Change
Service charges	$365,434	$347,201	$18,233	5.3
Loss on sale of investment securities	-	(2,356)	2,356	100.0
Gain on sale of loans held for sale	34,482	-	34,482	N/A
Gain on sale of property and equipment	-	212,743	(212,743)	(100.0)
Earnings on bank-owned life insurance	344,070	369,991	(25,921)	(7.0)
Other fees and commissions	124,177	95,972	28,205	29.4

Total noninterest revenue	$868,163	$1,023,551	$(155,388)	(15.2)

Service charges associated with retail and commercial deposit products increased during the nine months ended December 31, 2018 compared to the same period a year ago. Management remains focused on growing core deposits, particularly checking accounts, which typically generate more service fee income. The average balance relating to overall checking accounts for the nine months ended December 31, 2018 was $59.2 million compared to an average balance of $55.6 million at December 31, 2017, an increase of 6.5%, or $3.6 million. We continue to review and evaluate our fee structure to be more aligned with our market. Customers, however, have become more cost conscious of fees and better manage their deposit relationship with the Bank.

During the nine months ended December 31, 2018, the Company was able to enhance noninterest revenue by $34,000 relating to gains on loans sold to the secondary market. In the last quarter of fiscal 2017 and into fiscal 2018, the Company purposely held in portfolio the majority of our residential loan originations to partially offset the increased run-off associated with this loan segment due to higher balances resulting from our two prior acquisitions. Beginning in fiscal 2019, however, we again started to sell qualified residential loan originations into the secondary market as a means to generate noninterest revenue and diversify our income stream. In the prior year nine-month period we also realized losses on the sale of investment securities of $2,000 compared to none for the nine months ended December 31, 2018.

The $213,000 gain on sale of property and equipment for the prior year period ended December 31, 2017 is related specifically to the sale of our Pigtown branch in Baltimore City, along with various furniture and equipment that was associated with the property. This branch was relocated within the same community, but to a smaller, more efficient space that provided operational cost savings.

In addition to these noninterest revenue items, the Company also experienced a $28,000 increase in other fees and commissions, offset by a $26,000 decline in earnings associated with BOLI. The decline in BOLI is due to a reduction in the cash surrender value of the company’s outstanding BOLI related to the pay-out of death benefits in the fourth quarter of fiscal 2018. Other fees and commissions include the collection of certain loan fees, merchant card services and other miscellaneous items. Merchant card services increased $6,000 period-over-period.

Noninterest Expense. Noninterest expense increased $361,000 to $10.1 million for the nine months ended December 31, 2018 compared to $9.7 million the same period a year ago. The increase is attributable to $559,000 in merger related expenses incurred pertaining to the pending merger with Orrstown.  The merger expenses to date include legal fees and services provided by the Company’s investment bankers. The following table outlines the changes within noninterest expense for those periods.

	Nine months ended
	December 31,
	2018	2017	$ Change	% Change
Salaries and benefits	$5,768,826	$5,531,033	$237,793	4.3
Occupancy	768,502	759,848	8,654	1.1
Advertising	53,506	63,685	(10,179)	(16.0)
Furniture and equipment	272,671	262,632	10,039	3.8
Data processing	604,456	522,469	81,987	15.7
Legal services	138,314	374,610	(236,296)	(63.1)
Other professional services	298,045	611,699	(313,654)	(51.3)
Merger related expenses	558,598	-	558,598	N/A
Deposit insurance premiums	270,690	222,359	48,331	21.7
Foreclosed real estate expense and losses	13,749	45,005	(31,256)	(69.5)
Other operating	1,313,712	1,306,791	6,921	0.5

Total noninterest expense	$10,061,069	$9,700,131	$360,938	3.7

Excluding merger related expenses, overall operating expenses have remained relatively unchanged, despite decreases in certain operating expenses related to specific expenses incurred in the prior year period, offset by increases in other operating expenses, particularly salaries and benefits and data processing. We have been able to manage a larger loan portfolio from an operational cost basis and continue to increase our interest revenue; however, this has been partially offset by the recent rise in interest rates and the impact to our cost of funds. This is reflected in the modest improvement of the Company’s efficiency ratio which has decreased from 81.8% for the nine months ended December 31, 2017 to 80.1% for the nine months ended December 31, 2018. The efficiency ratio presented excludes the $559,000 in merger related expenses. Management remains committed to reducing operational expenses.

Salaries and benefit expense remain our highest operational cost and increased by $238,000, or 4.3%, period-over-period. This increase is due to annual evaluations and respective salary increases, along with bonus accruals that were not present in the prior year period due to our net loss position, partially offset by unfilled positions. Included in salaries and benefits for the nine months ended December 31, 2018 and 2017, is $273,000 and $241,000 in expense, respectively, relating to prior equity awards granted to officers under the Company’s Equity Incentive Plan. The equity awards provide for management to have a vested interest in the performance of the company and share in the benefit of an increase in shareholder value. Similarly, other operating expenses for the same periods include $104,000 associated with equity awards granted to Directors.

The Company realized an increase in operating expenses relating to data processing and deposit insurance premiums for the nine-month periods ended December 31, 2018 and 2017. Data processing costs increased $82,000 for the comparable periods due to annual cost increases, along with the introduction of new technology that has made banking easier for our customers, including products such as mobile banking and our on-line consumer loan application. FDIC insurance premiums have also increased $48,000 to $271,000 for the nine months ended December 31, 2018 compared to $222,000 for the nine months ended December 31, 2017. This increase is attributable to the Company’s lower capital position that resulted from the establishment of a valuation allowance on our deferred tax asset at the end of March 2018. A financial institution’s FDIC insurance base is determined based upon an institution’s average consolidated assets less tangible equity.

The Company has been able to offset the increase in certain noninterest expenses through reduced operating expenses in other operational areas, including legal and other professional services. Legal fees are lower by $181,000 due to fewer problem assets and the exclusion of certain costs incurred in the prior year period, including our charter conversion and consultation with counsel to advise on agreements associated with loan purchases and certain branch issues and transactions. Other professional services also declined by $314,000 because of certain costs incurred in the prior year period, including the use of a financial consultant to assist with strategy and non-compete payments made to executives associated with the Fraternity Community Bancorp, Inc. acquisition. The terms and the payments under the consulting and non-compete agreements were fully satisfied in March and April 2018, respectively. Foreclosed real estate expense also decreased $31,000 due to a write-down of one property in the prior year period to its net realizable value determined through a newly obtained appraisal.

Income Tax Expense. For the nine months ended December 31, 2018, the Company did not report any income tax expense on pre-tax income of $1.4 million compared to tax expense of $2.7 for the nine months ended December 31, 2017 on pre-tax income of $1.5 million. There was no tax expense during the first nine months of fiscal 2019 due to the release of a portion of the valuation allowance on our net deferred tax assets established in the prior fiscal year. In accordance with Accounting Standards Codification (ASC) 740, Accounting for Income Taxes, at December 31, 2018, the Company has assessed whether the deferred tax assets are more likely than not to be realized based on an evaluative process that considers all available positive and negative evidence. As part of this evaluative process, management considered the following sources of taxable income: 1.) taxable income in prior carryback years; 2.) the future reversals of taxable temporary differences; 3.) tax planning strategies; and 4.) future taxable income exclusive of reversing temporary differences and carryforwards. In making a conclusion, management evaluated all the available positive and negative evidence impacting these sources of taxable income. The first three options are more quantifiable and verifiable; however, management has concluded they are not viable sources of taxable income. As such, the positive evidence that has been most heavily relied upon, but the most subjective, is future taxable income exclusive of reversing temporary differences and carryforwards. Based upon the Company being in a three-year cumulative loss position, which creates negative evidence, and because this evidence is considered significant, management has concluded that there is more negative evidence than positive evidence and therefore, it is more likely than not that the Company will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the net deferred tax assets.

If, in the future, the Company generates taxable income on a sustained basis sufficient to support the deferred tax assets, the need for a deferred tax valuation allowance could change, resulting in the reversal of all or a portion of the deferred tax asset valuation at that time. The establishment of a valuation allowance on our deferred tax assets for financial reporting purposes does not affect how the net operating loss carryforwards may be utilized on our subsequent income tax returns. The valuation allowance on the Company’s net deferred tax assets decreased $455,000 to $5.3 million at December 31, 2018, from $5.8 million at March 30, 2018 due to $559,000 in non-deductible merger expenses, book income of $1.4 million and adjustments for permanent and temporary differences between book and tax expenses. Income tax expense for the periods reported is based upon year-to-date results and is not reflective of annual earnings.

The large tax expense for the prior year period ended December 31, 2017 is directly related to the passage of the Jobs Act. The Act amended the Internal Revenue Code to reduce income tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduces the federal corporate income tax rate from a maximum 35 percent to a flat 21 percent tax rate. As a result, our net deferred tax assets at that time, which were based upon a 34 percent corporate tax rate, had to be re-evaluated to reflect the new tax rate of 21 percent. This one-time non-cash adjustment was estimated to be $2.2 million and was recorded through income tax expense.

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

We also have the ability to borrow from the FHLB to meet our funding and liquidity needs. At December 31, 2018, we had $51.1 million in borrowings from the FHLB and the capacity to borrow approximately $73.6 million more, subject to our pledging sufficient assets.

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

Our most liquid assets are cash and cash equivalents and interest-earning deposits. The level of these assets depends on our operating, financing, lending, and investing activities during any given period. At December 31, 2018, cash and cash equivalents totaled $26.5 million and securities classified as available-for-sale amounted to $65.6 million.

Total deposits decreased $21.0 million over the nine months ended December 31, 2018, while total deposits decreased $20.2 million over the same period a year ago; however, then increasing $12.5 million from December 31, 2017 to March 31, 2018. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. In the first three quarters of fiscal 2019, we continued our focus in growing our lower costing core deposits (considered to be all deposits other than certificates of deposit) to assist in funding organic loan growth. However, as interest rates have risen over this same period, the market competition for deposits, in particular time deposits and money market accounts, has become more competitive with respect to pricing. We have strategically decided not to price at the top of the market, unless through a promotional deposit product, or match competitor pricing in certain circumstances as a means to manage interest expense. Certificates of deposit due allow us to lock in those funds for an extended period of time based upon current interest rates. At December 31, 2018, certificates of deposit scheduled to mature within one year totaled $118.3 million, or 49.6% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for longer periods due to the current rising interest rate environment and local competitive pressures. Whether we retain these deposits will be determined in part by the interest rates we are willing to pay on such deposits. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on certificates of deposit due on or before December 31, 2019.

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. At December 31, 2018, we had $50.5 million in unused lines of credit and commitments to extend credit outstanding.

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

At December 31, 2018, we exceeded all of the applicable regulatory capital requirements for the Bank (See capital tables in Note 10 of the Notes to Consolidated Financial Statements). Our regulatory risk weighted capital ratios increased during the first three quarters of fiscal 2019 as a result of an increase in our capital levels due to the net income recorded over this period.

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

Item 1A.     Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018, filed with the Securities and Exchange Commission on June 29, 2018. As of December 31, 2018, additional risk factors of the Company related to the Merger with Orrstown are noted below:

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition as of December 31, 2018 (unaudited) and March 31, 2018; (ii) the Consolidated Statements of Operations for the three and nine months ended December 31, 2018 and 2017 (unaudited); (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2018 and 2017 (unaudited); (iv) the Consolidated Statements of Equity for the nine months ended December 31, 2018 and 2017 (unaudited); (v) the Consolidated Statement of Cash Flows for the nine months ended December 31, 2018 and 2017 (unaudited); and (vi) Notes to Consolidated Financial Statements (unaudited).

____________________

* Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAMILTON BANCORP, INC.

Date: February 13, 2019	/s/ Robert A. DeAlmeida
Robert A. DeAlmeida
President and Chief Executive Officer

Date: February 13, 2019	/s/ John P. Marzullo
John P. Marzullo
Senior Vice President, Chief Financial Officer and Treasurer